Form 10-K/A
period 2018-12-31
IPALCO ENTERPRISES, INC.
filed 2019-04-30
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

At April 26, 2019, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which (i) 89,685,177 shares were owned by AES U.S. Investments, Inc. (“AES U.S. Investments”), which is owned by AES U.S. Holdings, LLC (“AES U.S. Holdings”) and (ii) 19,222,141 shares were owned by CDP Infrastructure Fund GP (“CDPQ”), a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec. AES U.S. Holdings is a wholly-owned subsidiary of The AES Corporation (“AES”).

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
IPALCO Enterprises, Inc. (the “Company,” “IPALCO,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019, to include the information required by Items 10 through 13 of Part III of the 2018 10-K. This information was previously omitted from the 2018 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12 and 13) to Form 10-K to be incorporated by reference into the 2018 10-K and to delete the references to the definitive proxy statement in Part III to the 2018 10-K. The cover page of the 2018 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.
Except as described above, no other changes have been made to the 2018 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2018 10-K. This Amendment does not reflect events occurring after the date of the filing of the 2018 10-K, nor does it amend, modify or otherwise update any other information in the 2018 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with the 2018 10-K and with our filings with the SEC subsequent to the filing of the 2018 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in the 2018 10-K.

i

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Set forth below is certain information regarding each of IPALCO’s current directors as of April 26, 2019, including the qualifications of such persons to serve as directors. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. Please see “Corporate Governance-Nomination of Directors” below for a discussion of certain rights with respect to the nomination and election of directors held by certain of IPALCO’s shareholders.
Sanjeev Addala, 53, has been a Director of IPALCO since April 2019. Mr. Addala has served as Chief Information and Digital Officer of AES since October 2018 and also serves as a director or officer of other AES affiliates. Mr. Addala brings extensive experience in digital transformations, business growth strategies, business model innovations, information management/AI and technology leadership to the Board of Directors. Prior to joining AES, Mr. Addala was Chief Digital Officer at GE from 2016 to September 2018, Chief Digital Officer at Caterpillar from 2013 to 2015, and Chief Information Officer, Americas, Climate Control Technologies at Ingersoll-Rand from 2008 to 2013. He also previously held business and technology leadership roles at General Motors from 1994 to 2008. He served on Energize Ventures and AppLariat advisory Boards and is currently serving on Simple Energy’s Board. Mr. Addala holds a Master of Science degree in Mechanical Engineering from South Dakota School of Mines and Tech. and a Master of Business Administration degree from the Kellogg School of Management at Northwestern University. Mr. Addala has also completed an Executive Leadership program at Duke University.
Barry J. Bentley, 53, has been a Director of IPALCO since March 2017. Mr. Bentley has served as Interim President and Chief Executive Officer of IPALCO since February 2019 and as Senior Vice President, U.S. Utilities Operations for the US SBU (as defined in “-Executive Officers” below), including for IPALCO, since March 2018, where he is responsible for the operation of transmission and distribution facilities across the AES U.S. region, including IPL and its Ohio sister companies DPL Inc. (“DPL”) and its subsidiary, The Dayton Power and Light Company (“DP&L”). In addition, Mr. Bentley serves as a director or officer of other AES affiliates, including as Interim President and Chief Executive Officer for DP&L and DPL, and as a Director of IPL, DP&L, DPL and IPALCO’s parent company, AES U.S. Investments. Mr. Bentley brings extensive experience in energy company operations to the Board of Directors. Prior to assuming his current roles, Mr. Bentley served as the Market Business Leader of the US SBU from June 2017 to March 2018 and as the Vice President of Customer Operations of the US SBU until June 2017. Since joining AES in 1988, Mr. Bentley has held several other positions, including IPL Senior Vice President of Customer Operations and was responsible for IPL’s transmission and distribution system, Customer Service, Strategic Accounts, and Supply Chain. He also was a Senior Investment Associate with IPALCO. Prior to joining AES, Mr. Bentley served as Principal with EnerTech Capital Partners, a venture capital firm in Wayne, Pennsylvania focused on early stage venture investments in energy and telecommunications. Mr. Bentley received a B.S. in Electrical Engineering at Purdue University in 1988 and has participated in executive education programs at the University of Michigan and the Darden School of Business. He is a member of the executive committee of the board of directors for the Indianapolis Symphony Orchestra and a member of the Indiana University Purdue University of Indianapolis (IUPUI) Dean’s Industry Advisory Council and serves on the executive committee of the board of directors of the Midwest Energy Association.
Renaud Faucher, 54, has been a Director of IPALCO since February 2015, as a director nominee of CDPQ pursuant to the Shareholders’ Agreement described in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment. Mr. Faucher also serves as a Director of AES U.S. Investments. Mr. Faucher brings extensive experience in construction, project management and finance to the Board of Directors. Mr. Faucher joined CDPQ in 2006, and he is currently Regional Director, Asset Management in the infrastructure group where he is responsible for the management of the infrastructure investments in North America. From 1998 to 2006, he held different positions within wholly owned international subsidiaries of Hydro-Québec as Director Investments, Vice President Finance and Vice President Risk Management. From 1992 to 1998, Mr. Faucher worked on the financing and management of independent power plants across Canada. From 1986 to 1990, Mr. Faucher worked as a project engineer on the construction of large infrastructure projects in Canada and Europe, including the Channel Tunnel project. Mr. Faucher currently sits on the boards of Noverco Inc. (“Noverco”), Colonial Pipeline Co.,

Southern Star Central Gas Pipeline (Chairman of the Board), and REM Commandité Inc. Previously, Mr. Faucher was a member of the LLC committee of Cross-Sound Cable Company LLC (a submarine power cable between Connecticut and Long Island), a director of Sedna (a long-term healthcare services provider in Québec), of Southern Star Central Gas Pipeline (an interstate pipeline in the United States), of Noverco (a holding company with investments in Gaz Metro and Enbridge), of AviAlliance Capital (formerly Hochtief Airport Capital in Germany), on the Supervisory Board of Budapest Airport, on Heathrow Airport Holdings and on the members committee of Invenergy Wind LLC. Mr. Faucher holds a Bachelor's in Civil Engineering from École Polytechnique de Montréal, as well as an M.B.A. from Concordia University and a DESS (specialized graduate diploma) in Accounting from ESG-UQAM. He is a member of l’ordre des Ingénieurs du Québec, of CPA Québec and of the Institute of Corporate Directors (ICD).
Paul L. Freedman, 49, has been a Director of IPALCO since February 2015. Mr. Freedman joined AES in 2007 and has served as Senior Vice President and General Counsel of AES since February 2018 and Corporate Secretary since October 2018. Mr. Freedman has held several positions at AES including Chief of Staff to the Chief Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, General Counsel North America Generation from 2011 to 2014, Senior Corporate Counsel from 2010 to 2011 and Counsel from 2007 to 2010. Mr. Freedman serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and DP&L. Mr. Freedman brings to the Board of Directors his legal and industry experience together with his experience at AES in a wide range of areas, including commercial transactions, financings, corporate strategy, regulatory and environmental matters, and corporate governance. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development, and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center. He also is currently on board of directors of the Business Council for International Understanding.
Lisa Krueger, 55, has been a Director of IPALCO since November 2018. Ms. Krueger brings extensive commercial, renewables development, and utility experience to the Board of Directors. Ms. Krueger also has served as President of the US SBU since September 2018 and a Director of IPL since March 2019. Prior to joining AES, Ms. Krueger served as an energy consultant from July 2017 to August 2018, Chief Commercial Officer of Cogentrix Energy Power Management, LLC, the portfolio management company of Carlyle Power Partners, from January 2017 to June 2017, and President and CEO of Essential Power, LLC, a wholesale power generator and marketer with facilities throughout the Mid-Atlantic and New England, from March 2014 to June 2017. Ms. Krueger also served as Vice President - Sustainable Development of First Solar, one of the world’s largest photovoltaic manufacturers and system integrators, where she led the development and implementation of various domestic and internal strategic plans focused on market and business development and served as the President of First Solar Electric. Prior to First Solar, Ms. Krueger held a variety of executive level positions with Dynegy, Inc., including Vice President - Enterprise Risk Control, Vice President - Northeast Commercial Operations, Vice President - Origination and Retail Operations, and Vice President - Environmental, Health & Safety. She also held a variety of leadership roles at Illinois Power, including positions in transmission planning and system operations, generation planning and system operations, and environmental, health & safety. Ms. Krueger received a B.S. in Chemical Engineering from the Missouri University of Science and Technology and an M.B.A from the Jones Graduate School of Business at Rice University.
Frédéric Lesage, 52, has been a Director of IPALCO since September 2017, as a director nominee of CDPQ pursuant to the Shareholders’ Agreement described in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment. Mr. Lesage is also a member of the Board of Directors of AES U.S. Investments. Mr. Lesage brings extensive experience in strategic planning, general management and post-merger integration to the Board. Mr. Lesage joined CDPQ in 2017 and is currently Director of Asset Management in the infrastructure group. From 2015 to 2017, Mr. Lesage was the Chief Executive Officer of FL Investments and Advisory Inc., assisting businesses with strategic and organizational matters, and, from 2007 to 2014, he held various positions within TAQA - ABU Dhabi National Energy Co., a $30 billion energy and water operator, including Chief Strategy Officer, Regional President and Managing Director, and Group Vice-President, and served on the company’s Executive Committee. Previously, Mr. Lesage served as a management consultant and lawyer. Mr. Lesage holds a Bachelor’s degree in Law from Université De Montréal and an M.B.A. from Richard Ivey School of Business.

Marc Michael, 45, has been a Director of IPALCO since April 2019. Mr. Michael has served as Chief Counsel, Global Dispute Resolution, of AES since 2005, where he oversees material dispute resolution proceedings involving AES and its affiliates, including federal and state litigation, cross-border disputes, domestic and international commercial arbitration, and investment treaty arbitration. Mr. Michael brings to the Board of Directors his legal and industry experience, including extensive experience in international law. Prior to joining AES, Mr. Michael worked as a litigation associate at the law firm Winston & Strawn LLP from September 1998 to February 2005. Mr. Michael received a B.A. from The Catholic University of America and a J.D. from The Catholic University of America, Columbus School of Law.
Mark E. Miller, 57, has been a Director of IPALCO since February 2018. Mr. Miller has served as Chief Operating Officer for the US SBU since March 2017 and is responsible for the operations of AES’ generation facilities across the U.S., including for IPL and DP&L. Mr. Miller also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and DP&L. Mr. Miller joined AES in June 1989 and has helped manage numerous AES generation and distribution businesses in the last 28 years in six international markets, including as the UK country manager from 2009-2014 where he was responsible for commercial operations and development efforts in the Irish electricity market and the UK renewables sector. Mr. Miller brings to the Board of Directors substantial background in power plant operations across a range of technologies and energy sector commercial activities. In his prior role as East Complex Manager for the US SBU, Mr. Miller was responsible for a portfolio of coal, wind and energy storage assets operating in the PJM market. Prior to joining AES, Mr. Miller served 10 years in the U.S. Navy and is a graduate of the Naval Nuclear Program.
Gustavo Pimenta, 40, has been a Director of IPALCO since February 2018. Mr. Pimenta serves as Executive Vice President and Chief Financial Officer of AES. Prior to assuming his current position, Mr. Pimenta served as the Chief Financial Officer for IPALCO and the US SBU and Vice President and Chief Financial Officer of IPL from March 2018 to November 2018 and Senior Vice President, Deputy Chief Financial Officer of AES from February 2018 to December 2018. Mr. Pimenta also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments. Mr. Pimenta brings extensive experience in finance and accounting to the Board. Mr. Pimenta also has served as the Chief Financial Officer for AES operations in Mexico, Central America and the Caribbean from December 2014 to February 2018. From 2009-2014, Mr. Pimenta held several senior management positions at AES in Brazil, including being Chief Financial Officer with responsibility over the listed companies AES Tiete Energia S.A. and AES Eletropaulo S.A. Prior to joining AES in 2009, Mr. Pimenta held various positions at Citigroup, including Vice President of Strategy and M&A in London and New York City. Prior to Citigroup, Mr. Pimenta served as Senior Auditor at KPMG. Over the years, Mr. Pimenta has successfully led several multi-billion dollar equity and debt capital markets transactions in the US and across Latin America. He holds a Bachelor’s degree in Economics from Universidade Federal de Minas Gerais (UFMG) and a Master’s degree with honors in Economics and Finance from Fundação Getulio Vargas (FGV), and has also participated in development programs in Finance, Strategy and Risk Management at New York University, University of Virginia’s Darden School of Business and Georgetown University.
Kenneth J. Zagzebski, 59, has been a Director of IPALCO and IPL since March 2009 and has served as Chairman of the Board of IPALCO and IPL since March 2018. Mr. Zagzebski also oversees AES’ Southland Energy operations in California and serves as a director or officer of other AES affiliates and Chairman of the Board of AES U.S. Investments, DPL and DP&L. Mr. Zagzebski served as President and Chief Executive Officer of IPALCO from April 2011 to March 2018, Interim President and Chief Executive Officer of IPL from July 2015 to June 2016, and as President and Chief Executive Officer of IPL from April 2011 until June 2013 and Chief Executive Officer of IPL from April 2011 to March 2014. Mr. Zagzebski joined IPL as Senior Vice President of Customer Operations in September 2007 and was responsible for the Power Delivery, Customer Services and Enterprise Information Systems business groups. Mr. Zagzebski also served as a member of the Board of AES SUL, LLC from April 2012 through January 2013 and AES Eletropaulo S.A. from December 2011 through February 2013. Mr. Zagzebski has more than 30 years of industry experience in diverse executive management, business development and financial roles, including Vice President and Chief Operating Officer for Field Operations at Xcel Energy. His background also includes experience in international energy as Executive Director of NRG Energy Asia-Pacific region, from 1997 to September 1999 where he was responsible for the company’s Asia-Pacific investments. Mr. Zagzebski’s broad industry experience and extensive knowledge and understanding of IPL and IPALCO allow him to provide invaluable insight to the Board of Directors. Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr.

Zagzebski currently Chairs the Marian University Educators College Board of Visitors and serves on the board of directors of the YMCA of Greater Indianapolis and the board of directors of the Central Indiana Corporate Partnership.
EXECUTIVE OFFICERS
Set forth below is certain information regarding each of our current executive officers as of April 26, 2019. IPALCO was acquired by AES in March 2001 and is currently a majority-owned subsidiary of AES U.S. Investments. IPL is our primary operating subsidiary. AES manages its business through a strategic business unit (“SBU”) platform. AES businesses in the United States, including IPALCO and IPL, their Ohio sister companies, DPL and DP&L, and other power plants in the U.S. outside of AES’ Distributed Energy and sPower businesses are part of the US SBU (the “US SBU”); however, the US SBU is not a legal entity. AES U.S. Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the US SBU, including among other companies, IPALCO and IPL. As a result of this structure, IPALCO and IPL do not directly employ all of the executives responsible for the management of our business.
Once elected, officers hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. There are no family relationships among our Directors and Executive Officers.

Name	Age	Position
Barry J. Bentley	53	Interim President and Chief Executive Officer
		Senior Vice President, U.S. Utilities Operations
Gustavo Garavaglia	33	Chief Financial Officer

Jennifer Killer	43	Vice President, Human Resources

Mark Miller	57	Chief Operating Officer

Judi Sobecki	47	Secretary, General Counsel and Chief Regulatory Officer

Mr. Bentley and Mr. Miller also serve on the Board of Directors of IPALCO, and their biographies are presented under “-Directors” above.
Gustavo Garavaglia, 33, is Chief Financial Officer of IPALCO and the US SBU and serves as Vice President and Chief Financial Officer of IPL. Mr. Garavaglia also serves as Chief Financial Officer of DPL and Vice President and Chief Financial Officer of DP&L and serves as a director or officer of other AES affiliates, including as Chief Financial Officer of AES U.S. Investments and as a Director of IPL. Previously, Mr. Garavaglia served as the Director of Financial Planning and Analysis and Development and Transactions for the AES Mexico, Central America, and Caribbean SBU (the “MCAC SBU”) from April 2017 to November 2018. Mr. Garavaglia has held several other positions at AES, including as Senior Manager of Development and Transactions for AES MCAC from March 2015 to March 2017, Investment Analysis and Risk Manager for AES Brazil from November 2013 to February 2015, M&A Associate for AES from May 2013 to November 2013, and Strategic Planning Specialist for AES Brazil from June 2012 to April 2013. Mr. Garavaglia received a Bachelor’s degree in Electrical Engineering from University of Campinas (Unicamp) in 2009 and a Master’s degree in Business from FGV Brazil in 2012, and is a CFA Charterholder.
Jennifer Killer, 43, is Vice President, Human Resources for US SBU, which includes IPALCO and IPL. Previously, Ms. Killer served as Vice President, Human Resources, Global Functions of AES from January 2014 until June 2016. Since joining AES in 2007, Ms. Killer has held several other positions including Director of Human Resources, Global Functions; Director of Global Compensation and Benefits; and Director of Global Human Resources Operations. Ms. Killer also serves as an officer of other AES affiliates. Prior to joining AES, Ms. Killer worked as a human resources manager for Intelsat General Corporation, and as a human resources manager, compensation and benefits analyst and recruiter for PanAmSat Corporation. Ms. Killer received a B.A. from Boston College and an M.B.A. from Fairfield University.

Judi L. Sobecki, 47, is Secretary and General Counsel of IPALCO and the US SBU and also serves as Vice President, Secretary and General Counsel of IPL. Ms. Sobecki oversees all legal and regulatory matters for AES’ two electric utilities, including IPL and DP&L, and other generation assets located in the United States. Ms. Sobecki also serves as General Counsel and Secretary of DPL and Vice President, General Counsel and Secretary of DP&L, leads the regulatory affairs teams at IPL and DP&L and serves as an officer of other AES affiliates, including as the General Counsel and Secretary of IPALCO’s parent company, AES U.S. Investments. Previously, Ms. Sobecki served as Assistant General Counsel, Regulatory for the US SBU from July 2013 to February 2015. In that role, she supported all of AES’ U.S. businesses in connection with state public utility commission regulatory matters. Ms. Sobecki joined DP&L in 2007 as Senior Counsel, leading the legal regulatory efforts for DP&L. Prior to joining DP&L, Ms. Sobecki spent over 10 years in a private law practice as a civil trial lawyer, with many of those years representing DP&L in a variety of matters. Ms. Sobecki received a B.S. from Kent State University and a J.D. from Case Western Reserve University.
CORPORATE GOVERNANCE
Code of Ethics
The AES Code of Conduct (“Code of Conduct”), adopted by the AES Board of Directors, is intended to govern, as a requirement of employment, the actions of AES employees, including employees of its subsidiaries and affiliates, including the CEO, CFO and Controller of IPL and IPALCO. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries (including IPL and IPALCO) related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies on corruption, bribery, money laundering and associations with terrorist groups. The Code of Conduct is located in its entirety on the AES website (www.aes.com). Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204. If any amendments (other than technical, administrative or other non-substantive amendments) to, or waivers from, the Code of Conduct are made, in each case relating to the CEO, CFO and Controller of IPL and IPALCO, AES will disclose such amendments or waivers on its website (www.aes.com). Except for such Code of Conduct, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the Annual Report on Form 10-K.
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
Nomination of Directors
As of April 26, 2019, IPALCO had not effected any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors. IPALCO’s articles of incorporation and bylaws do not provide formal procedures for shareholders to recommend nominees to the Board of Directors. Except as described below, the Board of Directors has determined that it is in the best position to evaluate IPALCO’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.
AES U.S. Investments, IPALCO and CDPQ are parties to a Shareholders’ Agreement dated February 11, 2015 (the “Shareholder’s Agreement”). The Shareholders’ Agreement provides AES U.S. Investments the right to nominate nine directors of the IPALCO Board and CDPQ the right to nominate two directors of the IPALCO Board.

CDPQ most recently exercised its right in connection with the nomination of Mr. Faucher and Mr. Lesage to the Board of Directors in April 2019, and AES U.S. Investments exercised its right in connection with the nomination of the other directors of the Board. See “Shareholders’ Agreement” in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment. AES U.S. Investments intends to exercise its right to nominate a ninth director to the IPALCO Board when a new President and Chief Executive Officer of IPALCO is hired.
ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The purpose of this compensation discussion and analysis (this “CD&A”) is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2018. The compensation paid to our NEOs in 2018 is set forth in the Summary Compensation Table (2018, 2017, and 2016) (the “Summary Compensation Table”) below. Our NEOs for 2018 were:

•	Craig L. Jackson, President and Chief Executive Officer from March 2018 to November 2018, and Chief Financial Officer until March 2018;*

•	Kenneth J. Zagzebski, President and Chief Executive Officer until March 2018, and currently our Chairman of the Board;

•	Gustavo Garavaglia, Chief Financial Officer since November 2018;

•	Gustavo Pimenta, Chief Financial Officer from March 2018 to November 2018;

•	Barry J. Bentley, Interim President and Chief Executive Officer (since February 2019) and Senior Vice President, U.S. Utilities Operations since March 2018;

•	Jennifer Killer, Vice President, Human Resources; and

•	Mark E. Miller, Chief Operating Officer.

* From November 2018 through December 2018, we did not have an individual serving as our President and Chief Executive Officer.
In this CD&A, an explanation of how non-GAAP measures are calculated from the audited financial statements are either included under the heading “Non-GAAP Measures” or in the description of the applicable program in this Amendment.
Background
AES Family of Companies
In order to better understand our compensation programs for our NEOs, we think that it is helpful to describe how the management of IPALCO is operated within the AES family of companies. IPALCO was acquired by AES in March 2001, is a majority-owned subsidiary of AES U.S. Investments, and has a minority interest holder, CDPQ, as of February 11, 2015. IPL is our primary operating subsidiary. Most of the key members of our management team are employed by other AES companies and perform roles for both IPALCO and other AES entities.
AES manages its business through a strategic business unit platform. AES’ businesses in the United States, including IPALCO and IPL, are part of the US SBU; however, the US SBU is not a legal entity. AES also has an indirectly wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU, including, among other companies, IPALCO and IPL. As a result of this structure, IPALCO and IPL do not directly employ all of the executives responsible for the management of our business. In 2018, our NEOs were all executive officers of one or more of IPALCO, IPL and the Service Company.
The Service Company allocates the costs for services provided based on cost drivers designed to result in fair and equitable allocations pursuant to a Cost Alignment and Allocation Manual (the “CAAM”). As a result, the costs associated with our executive compensation for those officers performing work for other entities are also allocated pursuant to the terms of the CAAM, based on the amount of time that each executive officer devotes to our business as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence - Service Company.” The executive compensation reported in this Amendment reflects the entire compensation paid or awarded to, or earned by, each NEO for their services on behalf of one or more of IPALCO, IPL, the Service Company, AES and other AES affiliated entities and not just the portion of such compensation that is allocated to IPALCO and IPL.
Compensation Processes for Mr. Garavaglia and Mr. Pimenta
Prior to his appointment as Chief Financial Officer of IPALCO, Mr. Garavaglia served as the Director of Financial Planning and Analysis and Development and Transactions for the MCAC SBU until November 2018. Accordingly, because he was employed by the MCAC SBU at the beginning of 2018, all of his 2018 compensation was determined in accordance with the MCAC SBU’s compensation practices and policies. The MCAC SBU compensation philosophy, objectives and process are similar to those of the Company and as such, the terms of Mr. Garavaglia’s 2018 compensation were generally aligned with those of our other NEOs.
Prior to and during his service as Chief Financial Officer of IPALCO, Mr. Pimenta also served as Senior Vice President and Deputy Chief Financial Officer of AES during 2018. Accordingly, because he was employed by AES throughout 2018 and thereafter, all of his 2018 compensation was determined in accordance with AES’ compensation practices and policies, as described in AES’ Proxy Statement for the 2019 Annual Meeting of Stockholders filed with the SEC on March 7, 2019. For purposes of this CD&A, unless otherwise indicated, we are describing executive compensation processes and procedures applicable to the NEOs whose compensation was determined for the US SBU for fiscal 2018.
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
Consistent with this philosophy and our goal of aligning our executives’ compensation with Company performance, the key features of our executive compensation program include the following:

•
Our compensation program allocates a significant portion of each applicable NEO’s total compensation to short- and long-term performance goals. As such, payouts are dependent upon the strategic, financial, and operational performance of AES and the US SBU, which includes IPALCO and IPL, and the performance of the AES stock price;

•	Our compensation program is continually reviewed to ensure that it meets our objectives and executive compensation philosophy and remains competitive; and

•	We generally do not provide perquisites to our NEOs, with the exception of relocation expenses under certain circumstances.

In order to meet these objectives, our total compensation structure includes a mix of short-term compensation, in the form of base salaries and annual cash bonuses, and long-term compensation, in the form of AES equity-based and cash-based performance awards. As part of their total compensation packages, Mr. Jackson participates in the retirement program of DP&L, The Dayton Power and Light Company Retirement Income Plan (the “DP&L Retirement Income Plan”), and Mr. Bentley participates in the retirement program of IPL, the Employee’s Retirement Plan of Indianapolis Power & Light Co. (the “IPL Retirement Plan”), as more fully described herein.

Our Compensation Process
The Chief Operating Officer of AES (the “AES COO”) works with the Chief Human Resources Officer of AES (the “AES CHRO”) to design and review the compensation for our CEO.
Our CEO, the AES COO and the AES CHRO (together, the “Executive Compensation Review Team”) have the responsibility of reviewing and administering compensation for the other officers of the Service Company, IPALCO, and IPL, including our NEOs. The Vice President of Human Resources of the US SBU (the “VP of HR”) works with our CEO during the compensation process. Neither our CEO nor the VP of HR participates with respect to his or her own compensation. The Executive Compensation Review Team, with assistance from the US SBU human resources team, determines the appropriate pay grade for our NEOs at the date of hire based upon each individual’s position, responsibilities, skills and experience, and reassesses each NEO’s position within the applicable pay grade at the end of each year.
The pay grades comprising our compensation framework are established by the AES human resources team and include specific base salary ranges and short-term bonus and long-term compensation targets for each pay grade. The AES human resources team uses survey data from Willis Towers Watson and other sources with regard to looking at the overall pay structure at a high level. The structure is compared annually to market data from various sources, including Willis Towers Watson, to assess the external competitiveness of the base salary ranges and incentive targets for the pay grades. During our performance review cycle, the Executive Compensation Review Team measures the specific amount and resulting incentive compensation for our NEOs (except that neither our CEO nor the VP of HR participates with respect to his or her own compensation) based on (i) the operational and financial performance of the US SBU and AES, and (ii) the NEO’s target opportunity for his or her applicable pay grade.
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
The use and weight of cash versus non-cash, fixed versus variable, and short- versus long-term components of executive compensation is generally dictated by the applicable pay grade for each NEO, as described above. As we are not subject to the federal proxy rules, we are not required to hold a shareholder advisory vote on our executive compensation, or a “Say-on-Pay” vote or the related “Say-on-Frequency” vote.
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

2018 Compensation Determinations
Base Salary
Base salary represents the “fixed” component of our executive compensation program for our NEOs. We provide our NEOs with base salaries in order to provide fixed cash compensation that is competitive and reflects experience, responsibility, and expertise. Base salaries are reviewed annually in the last quarter of each year and are adjusted as appropriate within the base ranges of the applicable pay grade. Base salary is also reviewed for an executive officer if there is a promotion or a newly appointed executive officer. Internal company salary guidance regarding annual base pay adjustments is also taken into consideration, and adjustments to base salaries are made when needed to reflect individual performance and retention considerations, and to address internal equity. Please see the “Salary” column of the Summary Compensation Table below for the base salary amounts paid to our NEOs for the years indicated.
2018 Performance Incentive Plan Payouts
In addition to base salaries, in 2018 we provided performance-based, annual cash bonuses under the PI Plan. Each pay grade has a corresponding PI Plan target opportunity, which is assessed annually. Each NEO's opportunity corresponds to the opportunity applicable to his or her pay grade. These awards are paid based on the achievement of AES and US SBU measures in three performance categories: safety, financial, and strategic and operational objectives, which were established in early 2018. The PI Plan is structured in a manner that provides our NEOs with a direct incentive to achieve such objectives.
AES’ performance is a key factor in determining whether awards will be made under the PI Plan for the relevant fiscal year. In 2018, payments under the PI Plan were determined based on the AES and US SBU 2018 performance measures as described in the tables below (the AES performance measures were approved by the AES Compensation Committee of its Board of Directors) (the “AES Compensation Committee”). Performance measures were based upon management's business goals for the US SBU, including IPALCO and IPL, for 2018. Management approved performance measures and objectives across all three categories that it considered to be challenging. Individual awards are paid out at 0-200% of the target applicable to each pay grade depending on scores achieved relative to the performance measures.
While goals are set for specific safety measures, as described in the tables below, the AES Compensation Committee approves a safety score for AES based on its qualitative assessment of performance, and our Executive Compensation Review Team, with input from the US SBU management team, approves a safety score for the US SBU based on its qualitative assessment of performance.
Targets for the 2018 financial measures for AES and the US SBU were equal to 2018 budget, subject to pre-established guidelines for adjusting the targets upon the occurrence of certain events during the year. No adjustments were made in 2018.
We also set goals with respect to the following strategic and operational objectives: operational key performance indicators (“KPIs”), construction, efficiency and new growth projects. Operational KPIs measure how effectively and reliably we operate our plants and meet our customers’ electricity needs. For AES and the US SBU, each KPI is weighted and has a threshold, target and maximum performance goal set at the beginning of the year. The final index score may range from 0% to 200%. The AES Compensation Committee approves the score for AES on a formulaic basis considering actual performance relative to pre-set Megawatts (“MW”) growth targets as well as construction program schedules and budgets, and our Executive Compensation Review Team, with input from the US SBU management team, approves a score for the US SBU based on its assessment of performance on its US SBU strategic and operational objectives. CDPQ also has discussions with management and provides input with regard to operational objectives applicable to IPALCO and IPL.

AES 2018 Actual Results: The AES Compensation Committee determined to pay the 2018 corporate performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES performance score for 2018 was determined to be 134%, as follows:

Measure	Weight	Target Goal	Actual Results	Actual % of Target	2018 Score
Safety
Serious Safety Incidents	10%	No serious safety incidents.	One or more serious safety incidents occurred	n/a	60%
Near Miss Reporting		Reports filed timely, accurately, and mitigation plans executed	Favorable to target	n/a
Proactive Safety Measures		Achieve 2018 goals	Exceeded safety walk and meeting goals	n/a
Financial[1]
Adjusted EPS	35%	$1.20	$1.24	103%	153%
Parent Free Cash Flow ($M)	25%	$638	$689	108%
Strategic & Operational Objectives
Growth Projects	20%	2,000 MW of Renewable Growth 12 tBtu of LNG Growth Strategic Capital Raising Initiatives	1,967 MW of Renewable Growth 25 tBtu of LNG Growth Strategic Capital Raising Ongoing	133%	133%
Construction Program/Operational KPIs (Index Score)[2]	10%	Advance construction program on time / on budget 100% of Index	On time performance - 97% On budget performance - 99% 103% of Index	100%	100%

2018 AES Corporate Performance Score - 134%
1Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: a 50% score corresponds to actual results at 90% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal.

2 KPIs and weights for generation businesses are as follows: Commercial Availability 32.6%, Equivalent Forced Outage Factor 25.0%, Equivalent Availability Factor 23.5%, Heat Rate 15.4%, and Days Sales Outstanding 3.5%. KPIs and weights for distribution businesses are as follows: System Average Interruption Duration Index 45.8%, System Average Interruption Frequency Index 30.0%, Customer Satisfaction Index 10.9%, Days Sales Outstanding 10.8%, and Non-Technical Losses 2.5%.

US SBU 2018 Performance: The US SBU performance for 2018 was assessed based on a number of factors, which are described in the following chart. Taking these factors together as a whole, the US SBU performance for 2018 was determined to be 141%, as follows:

Measure	Weight[3]	Target Goal	Actual Results	Actual % of Target	2018 Score
Safety
Serious Safety Incidents	10%	No serious safety incidents	One or more serious safety incidents occurred	n/a	61%
Non-Injury Significant Injuries and Potentials (SIP) Rate (AES People & Contractors) (50%)		Achieve 2018 goals	Exceeded goals	n/a
Safety Meeting Attendance (AES People & Contractors) (25%)		Achieve 2018 goals	Exceeded meeting goals	n/a
Safety Walks (25%)		Achieve 2018 goals	Exceeded safety walk goals	n/a
Financial[1]
Adjusted Pretax Contribution ($M) (22.5%)	45%	$296.3	$386.7	200%	200%
Subsidiary Distributions (POCF) ($M) (22.5%)		$302.0	$382.5	200%
Strategic & Operational Objectives
Strategic Transformation Program	15%	$215.0M	$231.9M	108%
Operational KPIs (Index Score)[2]	0%	100% of Index	60.3%	60%	101%
Construction KPIs	0%	Advance construction project on time/budget	On time performance/ On budget performance: 93%	93%
Cost Management	20%	$114.5M	$117.2M	98%
Workforce Development and Growth	10%	100%	96.2%	96%

2018 US SBU Performance Score - 141%

1Assuming the threshold financial requirement for each measure is met, the score ranges from 0% to 200%: 50% score corresponds to actual results at 85% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal.

2 KPIs and weights for generation businesses are as follows: Commercial Availability 35.9%, Equivalent Forced Outage Factor 26.1%, Equivalent Availability Factor 18.9%, Heat Rate 17.3%, and Days Sales Outstanding 1.9%. KPIs and weights for distribution businesses are as follows: System Average Interruption Duration Index 45.8%, System Average Interruption Frequency Index 30.0%, Customer Satisfaction Index 10.8%, Days Sales Outstanding 10.8% and Non-Technical Losses 2.5%.

3 These weightings apply to the calculation of the US SBU score for Ms. Killer and were applicable to Mr. Jackson, while he served as our President and CEO during 2018. For the weightings applicable to each of our other NEOs, please see the table below.

	NEO(1)(2)(3)
2018 Annual Incentive Weighting for NEOs	Mr. Jackson	Mr. Zagzebski	Mr. Bentley	Ms. Killer	Mr. Miller
Safety	10%	20%	20%	10%	20%
Financial	45%	45%	45%	45%	45%
Strategic Transformation	15%	10%	10%	15%	10%
Operational KPIs	—	—	20%	—	20%
Construction KPIs	—	20%	—	—	—
Cost Management	20%	—	—	20%	—
Workforce Development	10%	5%	5%	10%	5%

(1)Bonus amount targets for Mr. Jackson, Mr. Zagzebski, Mr. Bentley, Ms. Killer and Mr. Miller were developed based on a bonus payout factor formula that considers both AES corporate performance (25%) and US SBU performance as a whole (75%), the latter of which includes IPALCO and IPL. For 2018, the Company varied the weighting for each of these NEOs on the safety, financial and strategic and operational objectives for the US SBU within the annual incentive plan to enhance alignment with each NEOs’ area of responsibility. The overall US SBU Performance Score for the categories and weightings applicable to Mr. Jackson and Ms. Killer was 141%, while the score for Mr. Bentley and Mr. Miller was 130% and the score for Mr. Zagzebski was 136%.

(2)Mr. Pimenta’s 2018 compensation was determined in accordance with AES’ compensation practices, and as such, his 2018 bonus payout is based solely on AES corporate performance.

(3)Mr. Garavaglia’s 2018 compensation was determined in accordance with the MCAC SBU’s compensation practices, and as such, his 2018 bonus payout considers both AES corporate performance (25%) and MCAC SBU performance (75%). The categories for the MCAC SBU scorecard are not dissimilar from the scorecards presented in the table above, and the following represents the weights, targets, and performance applicable to Mr. Garavaglia: Safety (10%) same targets as reflected above with similar results except that the MCAC SBU did not achieve 2018 goals for the Non-Injury SIP Rate subcategory, Adjusted Pre-Tax Contribution (22.5%) of $397.9M (target of $412.5M), Subsidiary Distributions (22.5%) of $277.8M (target of $314.6M), MW Growth (15%) of 625MWs (target of 500 MWs), Tera British Thermal Units Growth (15%) of 25.0 (target of 12.0), Operational KPIs (Index Score) of 121.7 (target of 100.0), and Workforce Development (5%). Based on the aforementioned metrics, the overall MCAC SBU score for the categories applicable to Mr. Garavaglia was 105%.

The Executive Compensation Review Team determines the individual bonus amounts for each applicable NEO (other than our CEO) within this framework. The VP of HR works with our CEO with regard to such determinations except with respect to her own compensation. The applicable NEO’s individual contributions to the success of the US SBU in achieving the performance objectives outlined above and the performance of the NEO’s respective division or line of business are also reviewed in such determinations but did not materially affect the resulting compensation of our NEOs for 2018. The AES COO and the AES CHRO determine the bonus amount for our CEO based upon the same considerations. For 2018, the resulting annual incentive cash awards for each of our NEOs that was eligible for such an award was above such NEO’s respective target annual incentive opportunity based on performance of his or her objectives. Mr. Jackson was not eligible for an annual incentive cash award for 2018 since he was no longer an employee of AES or its affiliated entities as of the payment date of such award.

The following table sets forth the amounts of the annual incentive cash awards under the PI Plan earned by our NEOs in 2018, which were paid in early 2019.

			Actual 2018 Annual Incentive Cash Award (1)
NEO	2018 Target Annual Incentive ($)	2018 Target Annual Incentive (% of base salary)	Dollar Value ($)	% of Target Annual Incentive
Craig L. Jackson	$171,285	60%	n/a	n/a
Kenneth J. Zagzebski	$368,012	85%	$498,289	135.4%
Gustavo Garavaglia	$71,240	40%	$92,470	129.8%
Gustavo Pimenta	$360,000	80%	$531,000	147.5%
Barry J. Bentley	$142,500	50%	$192,090	134,8%
Jennifer Killer	$182,000	65%	$253,708	139.4%
Mark E. Miller	$132,613	65%	$192,023	144.8%

1Mr. Jackson resigned in 2018 and therefore was not eligible for a bonus payout. Mr. Garavaglia’s payout was approved under the MCAC SBU bonus approval process, and Mr. Pimenta’s payout was approved by the AES Compensation Committee.

Long Term Compensation Elements
AES grants a mix of cash- and equity-based awards under the LTC Plan. These awards help the Company to attract and retain key individuals who are critical to the success of our business and align the interests of our NEOs with those of AES’ stockholders over the long term. Grants to our NEOs under the LTC Plan, whether in cash or stock, vest over a three-year period and are determined based on a percentage of the individual’s base salary. In 2018, our NEOs other than Mr. Pimenta and Mr. Garavaglia received awards as follows: 50% in cash in the form of Performance Units (“PUs”) and 50% in stock in the form of Restricted Stock Units (“RSUs”). Mr.Pimenta received awards as follows: 40% in the form of Performance Cash Units (“PCUs”) that pay in cash, 40% in the form of Performance Stock Units (“PSUs”) that pay in shares of AES Common Stock, and 20% in the form of RSUs that pay in shares of AES Common Stock. Mr. Garavaglia was not eligible to receive any awards under the LTC Plan in 2018. No stock options were granted to our NEOs in 2018. Mr. Jackson forfeited all of his 2018 awards under the LTC Plan when he terminated his employment on December 31, 2018.
Performance Units (PUs)
PUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PUs granted in 2018 are eligible to vest subject to AES’ three-year cumulative Proportional Free Cash Flow. Proportional Free Cash Flow is a measure of long-term cash generation driven by increasing revenue, reducing costs, improving productivity and efficiently utilizing capital. A description of how Proportional Free Cash Flow is calculated from AES’ audited financial statements is described in “Non-GAAP Measures” below.
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

The following table illustrates the vesting percentage at each Proportional Free Cash Flow level for targets set for the 2018-2020 performance period:

Performance Level	Vesting Percentage
75% of Performance Target or below	0%
Equal to 87.5% of Performance Target	50%
Equal to 100% of Performance Target	100%
Equal to or greater than 125% of Performance Target	200%

Between the Proportional Free Cash Flow levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PUs is also generally subject to the continued employment of the NEO. The AES Compensation Committee approved a Proportional Free Cash Flow performance target for the 2018 PUs that will require improvement over prior performance and is believed by the AES Compensation Committee to be challenging.
Performance Stock Units Based on Proportional Free Cash Flow (PSUs)
PSUs represent the right to receive a single share of AES Common Stock subject to performance- and service-based vesting conditions. PSUs granted in 2018 are eligible to vest subject to AES’ three-year cumulative Proportional Free Cash Flow. See “Performance Units” above for a description of Proportional Free Cash Flow.
The final value of the PSU award depends upon the level of Proportional Free Cash Flow achieved over the three-year measurement period as well as AES’ share price performance over the period since the award is stock-settled. If a threshold level of Proportional Free Cash Flow is achieved, units vest and are settled in the calendar year that immediately follows the end of the performance period.
The PSUs vest based upon the same vesting schedule as the PUs. See “Performance Units” above for a table illustrating the vesting percentage at each Proportional Free Cash Flow level for targets set for the 2018-2020 performance period. The AES Compensation Committee approved a Proportional Free Cash Flow target for the 2018 PSUs that will require improvement over prior performance and is believed by the AES Compensation Committee to be challenging.
Performance Cash Units Based on AES Total Stockholder Return (PCUs)
PCUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PCUs granted in 2018 are eligible to vest subject to AES’ Total Stockholder Return from January 1, 2018 through December 31, 2020 relative to companies in three different indices. The indices and their weightings are as follows:

•	S&P 500 Utilities Index: 50%

•	S&P 500 Index: 25%
•MSCI Emerging Markets Index: 25%
For NEOs who received PCUs, we use Total Stockholder Return as a performance measure to align such NEO’s compensation with stockholders’ interests since the ability to earn the award is linked directly to stock price and dividend performance over a period of time.
Total Stockholder Return is defined as the appreciation in stock price and dividends paid over the performance period as a percent of the beginning stock price. To determine share price appreciation, we use a 90-day average stock price per share for AES, the S&P 500 Utilities Index companies, the S&P 500 Index companies, and the MSCI Emerging Markets Index companies at the beginning and end of the three-year performance period. This avoids short-term volatility impacting the calculation.
The value of each PCU is equal to $1.00, and the number of PCUs that vest depends upon AES’ percentile rank against the companies in the indices. If AES’ Total Stockholder Return is above the threshold percentile rank established for the performance period, a percentage of the units vest and are settled in cash in the calendar year that immediately follows the end of the performance period. The following table illustrates the vesting percentage at each percentile rank for the 2018-2020 performance period:

AES Three-Year Total Stockholder Return Percentile Rank	Vesting Percentage
Below 30th percentile	0%
Equal to 30th percentile	50%
Equal to 50th percentile	100%
Equal to 70th percentile	150%
Equal to or above the 90th percentile	200%

Between the percentile ranks listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn these PCUs is also generally subject to the continued employment of the NEO.
Restricted Stock Units (RSUs)
RSUs represent the right to receive a single share of AES Common Stock subject to service-based vesting conditions. AES grants RSUs to assist in retaining executives and also to increase their ownership of AES Common Stock, which further aligns executives’ interests with those of AES stockholders. RSUs vest based on continued service with AES in three equal installments, beginning on the first anniversary of the grant date. Each NEO (other than Mr. Mr. Pimenta and Mr. Garavaglia) received 50% of his or her 2018 long-term compensation in the form of RSUs. Mr. Pimenta received 20% of his 2018 long-term compensation in the form of RSUs. Mr. Garavaglia was not eligible for long-term compensation in 2018. Further details on 2018 RSU grants can be found in the Grants of Plan-Based Awards (2018) Table in this Amendment.
2018 Long Term Compensation Grants
As in previous years, the allocation of long-term compensation components granted in 2018 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of AES, as our parent company, and rewarding individual performance.
The following table sets forth the target grant value for grants under the LTC Plan made to our NEOs in 2018.

	February 2018 Long-Term Compensation Expected Target Grant Value
Name	As % of Base Salary*	Dollar Amount
Craig Jackson (1)	60%	$171,285
Kenneth Zagzebski	115%	$497,899
Gustavo Garavaglia	n/a	n/a
Gustavo Pimenta	202%	$675,000
Barry J. Bentley	50%	$142,500
Jennifer Killer	50%	$111,333
Mark Miller	50%	$132,613
*Targets are based on 2017 Base Salary
(1)Mr. Jackson forfeited all 2018 Long Term Compensation grants when he terminated his employment on December 31, 2018.

As discussed under “Our Compensation Process” above, the long-term compensation target grant values are generally dictated by each NEOs applicable AES pay grade. Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table and the Grants of Plan-Based Awards (2018) Table in this Amendment.

Prior Year PUs Vesting in 2018
All of our current NEOs, except for Mr. Zagzebski, received a grant of PUs in February 2016 for the January 1, 2016 through December 31, 2018 performance period (the “2016-2018 PUs”). For the 2016-2018 PUs, performance was based on AES’ Proportional Free Cash Flow performance during the 2016-2018 period.
The 2016-2018 PUs paid out at 97.6% of target based on AES’ actual Proportional Free Cash Flow results of $4,053M, which was 99.4% of the target Proportional Free Cash Flow and is based on the same performance scale as the 2018 PSUs. The performance payout level is derived using straight-line interpolation: for every one percentage point performance is below the target goal, the payout is reduced by approximately four percentage points. The total payout for this award for the NEOs who received 2016-2018 PUs, is shown in the following table:

	Target Number of Performance Units	% of Target Vested Based on:
NEO		Proportional Free Cash Flow	Final Vested Value
Craig L. Jackson (1)	87,454	97.6%	$85,355
Gustavo Garavaglia	7,000	97.6%	$6,832
Gustavo Pimenta	102,375	97.6%	$99,918
Barry J. Bentley	71,049	97.6%	$69,344
Jennifer Killer	52,263	97.6%	$51,009
Mark E. Miller	75,000	97.6%	$73,200

(1)Mr. Jackson received a payout of the 2016-2018 PUs even though he was no longer employed by AES or other AES affiliated entities at the time of the payout because this award vested on December 31, 2018, which was his last day of employment.

Further details regarding the 2016-2018 PU payouts can be found in the Summary Compensation Table in this Amendment.
Prior Year PSUs Vesting in 2018
Mr. Zagzebski received a grant of PSUs in February 2016 for the January 1, 2016 through December 31, 2018 performance period (the “2016-2018 PSUs”). For the 2016-2018 PSUs, performance was based on AES’ Proportional Free Cash Flow performance during the 2016-2018 period.
The 2016-2018 PSUs paid out at 97.6% of the target number of shares based on AES’ actual Proportional Free Cash Flow results of $4,053M, which was 99.4% of the target Proportional Free Cash Flow and is based on the same performance scale as the 2018 PSUs. The performance payout level is derived using straight-line interpolation: for every one percentage point performance is below the target goal, the payout is reduced by approximately four percentage points. The total payout for this award for Mr. Zagzebski is shown in the following table:

	Target Number of Performance Stock Units	% of Target Vested Based on Proportional Free Cash Flow	Final Shares Vested
NEO
Kenneth J. Zagzebski	23,676	97.6%	23,108

Further details on the 2016-2018 PSU payout to Mr. Zagzebski can be found in the Option Exercises and Stock Vested (2018) Table in this Amendment.

Prior Year PCUs Vesting in 2018
Mr. Zagzebski received a grant of PCUs in February 2016 for the January 1, 2016 through December 31, 2018 performance period (the “2016-2018 PCUs”). Performance was based on AES’ Total Stockholder Return relative to S&P 500 Utility Index companies (50% weight) S&P 500 Index (25% weight), and MSCI Emerging Markets Index (25% weight), and with the same performance scales for each index as the 2018 PCUs.
Total Stockholder Return for AES over the 2016-2018 performance period was 70%, which resulted in AES exceeding the 80th percentile target of Total Stockholder Return for each index. The overall payout for the 2016-2018 PCUs was 183% of target. Actual results for each index and associated payouts are reflected below:

•	S&P 500 Utilities Index: 84.0 percentile of performance, resulting payout of 185%

•	S&P 500 Index: 81.4 percentile of performance, resulting payout of 178.5%

•	MSCI Emerging Markets Index: 83.5 percentile, resulting payout of 183.8%

The total payout for this award for Mr. Zagzebski is shown in the following table:

	Target Number of Performance Cash Units	% of Target Vested Based on Total Stockholder Return	Resulting Cash Payout
NEO
Kenneth J. Zagzebski	227,790	183%	$407,706

Further details regarding the 2016-2018 PCU payout to Mr. Zagzebski can be found in the Option Exercises and Stock Vested (2018) Table in this Amendment.
Other Relevant Compensation Elements and Policies
Perquisites
We generally do not provide any perquisites to our NEOs, with the exception of relocation expenses under certain circumstances.
Retirement and Other Broad-Based Employee Benefits
Our NEOs, as well as our other employees, are eligible for the following benefits: participation in a defined contribution (401(k)) plan, group health insurance (including medical, dental, and vision), long- and short-term disability insurance, basic life insurance and paid time off. Mr. Jackson participates in the DP&L Retirement Income Plan and Mr. Bentley participates in the IPL Retirement Plan. Our NEOs are eligible to participate in the AES Restoration Supplemental Retirement Plan (the “RSRP”), a nonqualified deferred compensation plan, which is intended to restore benefits that are limited under our broad-based retirement plans due to statutory limits imposed by the United States Internal Revenue Code (the “Code”). The RSRP’s objectives are consistent with our philosophy to provide competitive levels of retirement benefits and retain talented executives. Additionally, certain internationally-based employees are eligible to participate in the International Retirement Plan (the “IRP”). Neither the RSRP nor the IRP contain any enhanced or special formulas for our NEOs. Contributions to the RSRP and the IRP made in 2018 are included in the All Other Compensation column of the Summary Compensation Table in this Amendment. Additional information regarding the RSRP and IRP is contained in the “Narrative Disclosure Relating to the Non-Qualified Deferred Compensation Table” in this Amendment.
Severance and Change in Control Arrangements
AES maintains certain severance and change in control arrangements, including The AES Corporation Amended and Restated Severance Plan (the “Severance Plan”) and The AES Corporation Amended and Restated Executive Severance Plan (the “Executive Severance Plan,” and together with the Severance Plan, the “Severance Plans”) and change in control provisions in the long-term compensation award agreements. Upon a change in control of AES, unvested long-term compensation awards held by our NEOs would only fully vest and become payable immediately should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control. Any PUs, PSUs and PCUs would vest based on attainment of target levels of performance. In addition, all NEOs are entitled to payments and benefits under the

Severance Plans, in the event of qualifying terminations of employment, both related and unrelated to a change in control. Finally, upon a termination of service or in the event of a change in control, participants’ account balances in the RSRP (described in the 2018 Nonqualified Deferred Compensation (2018) Table below) would be paid out, either as a lump-sum payment or according to the participant’s election. Please see “Potential Payments upon Termination or Change in Control (2018)” below for a more detailed summary of these payments and benefits.
Clawback Policy
AES has adopted a “clawback policy” which provides the AES Compensation Committee with the discretion to seek the reimbursement of any annual incentive payment or long-term compensation award, as defined under the policy, to certain executives of AES and its affiliates, including our NEOs, when:

•	The initial payment was calculated based upon achieving certain financial results that were subsequently the subject of a material restatement of AES’ financial statements;

•	The AES Compensation Committee, in its discretion, determines that the executive engaged in fraud or willful misconduct that caused, or substantially caused, the need for the restatement; and

•	A lower payment would have been made to the executive based upon the restated financial results.

In each such instance, the AES Compensation Committee has the discretion to determine whether it will seek recovery from the individual executive and has discretion to determine the amount. The policy applies to annual incentive payments made in or after 2013 under the PI Plan and PU, PCU and PSU awards granted in or after 2012.
Employment Agreements and Other Arrangements
Our NEOs do not have any employment agreements or other arrangements, except as disclosed herein or in “Potential Payments Upon Termination or Change in Control (2018).”
Non-GAAP Measures
In this CD&A, we reference certain non-GAAP measures, including Adjusted Earnings Per Share (Adjusted EPS), Adjusted Pretax Contribution (Adjusted PTC), Subsidiary Distributions, Proportional Free Cash Flow, and Parent Free Cash Flow, which are publicly disclosed in AES’ periodic filings with the SEC or in other materials posted on the AES website. These measures are described below.
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
Adjusted Pretax Contribution (Adjusted PTC). The GAAP measure most comparable to Adjusted PTC is income from continuing operations attributable to AES. AES uses Adjusted PTC as its primary segment performance measure. AES defines Adjusted PTC as pretax income from continuing operations attributable to AES excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses and associated benefits and costs due to dispositions and acquisitions of business interests, including early plant closures; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis, adjusted for the same gains or losses excluded from consolidated entities.
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

REPORT OF THE BOARD OF DIRECTORS
The Board of Directors has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended that it be included in this Amendment and in our Annual Report on Form 10-K for the year ended December 31, 2018.
The Board of Directors of IPALCO Enterprises, Inc.

Sanjeev Addala	Frédéric Lesage
Barry J. Bentley	Marc Michael
Renaud Faucher	Mark E. Miller
Paul L. Freedman	Gustavo Pimenta
Lisa Krueger	Kenneth J. Zagzebski

Below is the Summary Compensation Table reflecting compensation of our NEOs. As noted earlier, during 2018, Mr. Zagzebski was IPALCO’s President and Chief Executive Officer until March 2018, when he assumed the roles of Chairman of the Board of IPALCO and general manager of the US SBU’s Southland Energy operations in California, and Mr. Jackson was IPALCO’s Chief Financial Officer until March 2018 and President and Chief Executive Officer from March 2018 to November 2018 and resigned from the US SBU and its affiliates companies in December 2018. In addition, Mr. Pimenta served as IPALCO’s Chief Financial Officer from March 2018 until November 2018, when he was promoted from Senior Vice President and Deputy Chief Financial Officer of AES to Executive Vice President and Chief Financial Officer of AES, and Mr. Garavaglia has served as IPALCO’s Chief Financial Officer since November 2018, when he was promoted from Director of Financial Planning and Analysis and Development and Transactions for the MCAC SBU to Chief Financial Officer of the US SBU. Mr. Bentley, Ms. Killer and Mr. Miller served in their current roles at all times during 2018.
SUMMARY COMPENSATION TABLE (2018, 2017 and 2016) (1)

Name and Principal Position (a)	Year (b)	Salary ($) (c)(2)	Stock Awards ($) (e)(3)	Non-Equity Incentive Plan Compensation ($) (g)(4)	Change In Pension Value ($) (h)(5)	All Other Compensation ($) (i)(6)	Total ($) (j)
Craig L. Jackson Former Pres. and CEO Former CFO	2018	$285,476	$85,640	$85,355	$—	$19,250	$475,721
	2017	$285,475	$90,072	$240,222	$140,601	$9,275	$765,645
	2016	$276,881	$87,457	$243,475	$72,471	$9,275	$689,559

Kenneth J. Zagzebski Former Pres. and CEO	2018	$432,956	$248,949	$498,289	$—	$60,370	$1,240,564
	2017	$432,955	$430,021	$448,975	$—	$58,008	$1,369,959
	2016	$407,163	$512,419	$400,995	$—	$26,600	$1,347,177

Gustavo Garavaglia CFO	2018	$178,100	$—	$99,302	$—	$17,810	$295,212

Gustavo Pimenta Former CFO	2018	$430,698	$674,998	$630,918	$—	$54,708	$1,791,322

Barry J. Bentley Senior VP, U.S. Utilities	2018	$285,001	$71,248	$261,434	$—	$11,000	$628,683

Jennifer Killer VP of HR	2018	$246,555	$55,670	$304,717	$—	$18,807	$625,749
	2017	$220,565	$63,014	$174,512	$—	$25,127	$483,218

Mark E. Miller COO	2018	$265,225	$66,307	$265,223	$—	$37,677	$634,432
	2017	$265,225	$77,247	$174,838	$—	$37,162	$554,472

(1)	The compensation disclosed in this table represents the full amount of compensation paid to each NEO and is not limited to the portion of each NEOs compensation allocated to and paid by IPALCO.

(2)
The base salary earned by each NEO during fiscal years 2018, 2017 or 2016, as applicable. Compensation information for an NEO is given for the earliest of the last three completed years that the officer was a NEO of the Company and all subsequent completed years.

(3)
Aggregate grant date fair value of PSUs and PCUs granted to Mr. Pimenta in the year, and RSUs granted to all NEOs in the year, with the exception of Mr. Garavaglia, which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting

Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation” (“FASB ASC Topic 718”), disregarding any estimate of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnotes to financial statements (footnote 16), or Management’s Discussion & Analysis, as appropriate, contained in the AES Annual Report on Form 10-K for the year ended December 31, 2018 (“AES Form 10-K”), which also includes information for 2016 and 2017. The 2018 amounts for Mr. Pimenta reflect the value of the PSUs and PCUs at target. Assuming the maximum market and financial performance conditions are achieved, and in the case of PSUs the share price at grant, the maximum value of PSUs and PCUs granted to Mr. Pimenta in fiscal year 2018, and payable upon completion of the 2018-2020 performance period is $540,004 and $540,000, respectively.

(4)
The value of all non-equity incentive plan awards earned during the 2018 fiscal year and paid in 2019, which includes awards earned under our PI Plan (our annual incentive plan) and awards earned for the three-year performance period ended December 31, 2018 for our cash-based 2016-2018 PUs granted under the LTC Plan. The following chart shows the breakdown of awards under these two plans for each NEO.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non- Equity Incentive Plan Compensation
Craig L. Jackson	2018	$—	$85,355	$85,355

Kenneth J. Zagzebski	2018	$498,289	$—	$498,289

Gustavo Garavaglia	2018	$92,470	$6,832	$99,302

Gustavo Pimenta	2018	$531,000	$99,918	$630,918

Barry J. Bentley	2018	$192,090	$69,344	$261,434

Jennifer Killer	2018	$253,708	$51,009	$304,717

Mark E. Miller	2018	$192,023	$73,200	$265,223

(5)
Mr. Jackson participates in the DP&L Retirement Income Plan and Mr. Bentley participates in the IPL Retirement Plan. The pension plan change in value for Mr. Jackson and Mr. Bentley is provided for the years indicated. Details of this pension plans (and related assumptions) are set forth in the Pension Benefits (2018) Table. Mr. Zagzebski, Mr. Garavaglia, Mr. Pimenta, Ms. Killer and Mr. Miller do not participate in an employer sponsored pension plan.

(6)
All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans. The following chart shows the breakdown of contributions under these plans for each NEO.

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other	Total Other Compensation
Craig L. Jackson	2018	$19,250	$—	$—	$19,250

Kenneth J. Zagzebski	2018	$24,750	$35,620	$—	$60,370

Gustavo Garavaglia	2018	$17,810	$—	$—	$17,810

Gustavo Pimenta	2018	$24,750	$29,958	$—	$54,708

Barry J. Bentley	2018	$11,000	$—	$—	$11,000

Jennifer Killer	2018	$11,000	$7,807	$—	$18,807

Mark E. Miller	2018	$24,750	$12,927	$—	$37,677

GRANTS OF PLAN-BASED AWARDS (2018)
The following table provides information about the plan based cash and equity awards granted to our NEOs in 2018.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units(#)(4) (i)	Grant Date Fair Value of Stock and Option Awards ($)(5) (j)
Name (a)	Grant Date (b)	Units	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)		Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Craig L. Jackson			$—	$171,285	$342,571	(1)
	23-Feb-18	85,643	$42,822	$85,643	$171,286	(2)
	23-Feb-18									8,164	$85,640
Kenneth J. Zagzebski			$—	$368,012	$736,025	(1)
	23-Feb-18	248,949	$124,475	$248,949	$497,898	(2)
	23-Feb-18									23,732	$248,949
Gustavo Garavaglia			$—	71,240	142,480	(1)
	23-Feb-18		$—	—	—	(2)				—	$—
	23-Feb-18
Gustavo Pimenta			$—	$360,000	$720,000	(1)
	23-Feb-18						—	25,739	51,478		$270,002
	23-Feb-18									12,869	$134,996
	23-Feb-18						135,000	270,000	540,000		$270,000
Barry J. Bentley			$—	$142,500	$285,000	(1)
	23-Feb-18	71,250	$35,625	$71,250	$142,500	(2)
	23-Feb-18									6,792	$71,248
Jennifer Killer			$—	$182,000	$364,000	(1)
	23-Feb-18	55,667	$27,834	$55,667	$111,334	(2)
	23-Feb-18									5,307	$55,670
Mark E. Miller			$—	$132,613	$265,225	(1)
	23-Feb-18	66,306	$33,153	$66,306	$132,612	(2)
	23-Feb-18									6,321	$66,307

(1)
Each NEO received an opportunity to earn a performance-based, annual cash bonus under the PI Plan (our annual cash incentive plan) in 2018. The first row of data for each NEO shows the threshold, target and maximum award values under the PI Plan. For the PI Plan, the threshold award is 0% of the target award, and the maximum award is 200% of the target award. The extent to which awards are payable depends upon AES’ performance against goals established in the first quarter of the fiscal year. This award was paid in the first quarter of 2019 to all NEOs (other than Mr. Jackson who terminated his employment during 2018) and the actual payout amounts are shown in footnote 4 to the Summary Compensation Table.

(2)
Each NEO other than Mr. Garavaglia and Mr. Pimenta received a grant of PUs on February 23, 2018, which were awarded under the LTC Plan and are paid in cash. These units vest based on (i) the performance condition of Proportional Free Cash Flow for the three-year period ending December 31, 2020 (as more fully described in the CD&A) and (ii) a service-based condition. The second row of data for each NEO, other than Mr. Garavaglia and Mr. Pimenta, shows the threshold, target and maximum award value of the PUs. At threshold performance, the vesting percentage is 50%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target levels and between the target and maximum levels. Mr. Jackson forfeited this PU award when he terminated his employment on December 31, 2018.

(3)
Mr. Pimenta received a grant of PSUs on February 23, 2018 awarded under the LTC Plan. These units vest based on (i) the performance condition of Proportional Free Cash Flow for the three year period ending December 31, 2020 (as more fully described in the CD&A) and (ii) a service-based condition. The second row of data for Mr. Pimenta shows the total number of AES shares at threshold, target and maximum. At threshold performance, the vesting percentage is 0%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target and between the target and maximum. Mr. Pimenta also received a grant of PCUs on February 23, 2018 awarded under the LTC Plan. ThePCUs vest based on (i) AES’ Total Stockholder Return as compared to the Total Stockholder Return of the S&P 500 Utility Index, the S&P 500 Index, and the MSCI Emerging Markets Index for the three-year period ending December 31, 2020 (as more fully described in the CD&A) and (ii) a service-based condition. At threshold against each of the three indices, the vesting percentage is 50%. At maximum performance, the vesting percentage is 200%. Straight line interpolation is applied for performance between the threshold and target and between the target and maximum.

(4)
Each NEO other than Mr. Garavaglia received a grant of RSUs on February 23, 2018 awarded under the LTC Plan. These units vest on a service-based condition in three equal installments in which one-third of the RSUs vest on each of the first three anniversaries of the grant date. Mr. Jackson forfeited this RSU award when he terminated his employment on December 31, 2018.

(5)
Aggregate grant date fair values of PSUs, PCUs, and RSUs granted in the year which are computed in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in AES’ financial statements, footnotes to the financial statements (footnote 16), or Management’s Discussion & Analysis, as appropriate, contained in AES’ Form 10-K. Assuming the maximum market and financial performance conditions are achieved, and in the case of PSUs the share price at grant, the maximum value of PSUs and PCUs granted in fiscal year 2018, and payable upon completion of the 2018-2020 performance period, is included in Note 3 of the Summary Compensation Table for Mr. Pimenta.

Descriptions of the compensation elements included in the Summary Compensation Table and Grants of Plan-Based Awards (2018) Table, including the PI Plan and LTC Plan and awards made thereunder, are set forth in the CD&A.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2018)
The following table contains information concerning exercisable and unexercisable stock options and unvested stock awards with respect to AES stock granted to the NEOs that were outstanding on December 31, 2018. The market value of stock awards is based on the closing price per share of AES Common Stock on December 31, 2018 of $14.46, the last business day of the 2018 fiscal year. The NEOs do not hold any equity in IPALCO.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kenneth J. Zagzebski	35,401	—	11.17	15-Feb-23
	30,263	—	14.63	21-Feb-24
					32,928	$476,139	10,500	$151,830
							125,258	$125,258
Gustavo Garavagia	—	—			659	$9,529	—	—
Gustavo Pimenta	—	—			23,273	$336,528	51,478	744,372
							$540,000	540,000
Barry J. Bentley	—	—			13,399	$193,750	—	—
Jennifer Killer	—	—			10,681	$154,447	—	—
Mark E. Miller	—	—			13,295	$192,246	—	—

(1)	Stock options were last granted to NEOs in 2015 and are all fully vested.

(2)	Included in this column are grants of RSUs that vest in three equal installments on the first three anniversaries of the grant date. These awards include:

An RSU grant made to all NEOs on February 19, 2016 that vests in one final installment on February 19, 2019.

An RSU grant made to all NEOs on February 24, 2017 that vests in two remaining installments on February 24, 2019 and February 24, 2020.

An RSU grant made to all NEOs on February 23, 2018 that vests in three installments on February 23, 2019, February 23, 2020, and February 23, 2021.

Mr. Jackson forfeited all unvested RSUs when he terminated his employment on December 31, 2018.

(3)
Included in this column are: PSUs granted to Mr. Zagzebski on February 24, 2017 and Mr. Pimenta on February 23, 2018 which vest based on the financial performance condition of AES’ three-year cumulative Proportional Free Cash Flow, and three-year service conditions (but only when and to the extent financial performance conditions are met).

Based on AES’ performance through the end of fiscal year 2018 relative to the performance criteria, the AES current period to-date results for the ongoing performance periods are between target and maximum, and, thus, the maximum number of PSUs granted in 2017 and 2018 is included in the table above.

Also included in this column are PCUs granted to Mr. Zagzebski on February 24, 2017 and Mr. Pimenta on February 23, 2018 which vest based on market performance conditions (AES three-year cumulative Total Stockholder Return relative to S&P 500 Utility companies, S&P 500 companies, and MSCI Emerging Market index companies) and three-year service conditions (but only when and to the extent the market performance conditions are met).

Based on AES’ performance through the end of fiscal year 2018 relative to the performance criteria, our current period-to-date results for the 2017-2019 and 2018-2020 performance periods are between target and maximum and thus the maximum number of PCUs granted in 2017 and 2018 are included above.
OPTION EXERCISES AND STOCK VESTED (2018)
The following table contains information concerning the exercise of AES stock options and the vesting of PSU and RSU awards by the NEOs during 2018.

	Option Awards		Stock Awards (1, 2)
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Craig L. Jackson	—	—	7,960	$83,165
Kenneth J. Zagzebski	51,822	96,389	32,004	$427,094
Gustavo Garavaglia	—	—	453	$4,742
Gustavo Pimenta	—	—	10,171	$106,265
Barry J. Bentley	—	—	6,495	$67,858
Jennifer Killer	—	—	4,972	$51,960
Mark E. Miller	—	—	6,778	$70,818

(1)
The Total Stockholder Return PCUs granted to Mr. Zagzebski in 2016 also vested on December 31, 2018 with each unit having a value of $1.00. In connection with the vesting of such units (which such units are settled in cash), Mr. Zagzebski received $407,706.

(2)	Vesting of stock awards in 2018 consisted of four separate grants, as set forth in the following tables:
Number of Shares Acquired on Vesting (#)

Name	2/19/2016 PSUs (i)	2/20/2015 RSUs (ii)	2/19/2016 RSUs (iii)	2/24/2017 RSUs (iv)	Total
Craig L. Jackson	—	2,346	3,098	2,516	7,960
Kenneth J. Zagzebski	23,108	2,325	3,946	2,625	32,004
Gustavo Garavaglia	—	—	248	205	453
Gustavo Pimenta	—	3,157	3,626	3,388	10,171
Barry J. Bentley	—	1,934	2,517	2,044	6,495
Jennifer Killer	—	1,361	1,851	1,760	4,972
Mark E. Miller	—	1,963	2,657	2,158	6,778

Value Realized on Vesting ($)

Name	2/19/2016 PSUs (i)	2/20/2015 RSUs (ii)	2/19/2016 RSUs (iii)	2/24/2017 RSUs (iv)	Total
Craig L. Jackson	—	24,398	32,374	26,393	83,165
Kenneth J. Zagzebski	334,142	24,180	41,236	27,536	427,094
Gustavo Garavaglia	—	—	2,592	2,150	4,742
Gustavo Pimenta		32,833	37,892	35,540	106,265
Barry J. Bentley	—	20,114	26,303	21,441	67,858
Jennifer Killer	—	14,154	19,343	18,463	51,960
Mark E. Miller	—	20,415	27,766	22,637	70,818

(i) The February 19, 2016 PSU grant vested based on AES’ Proportional Free Cash Flow results for the three-year period ended December 31, 2018 with performance of 99.4% of target, which resulted in a payout of 97.6% of target. Final certification of results and distribution of shares occurred in the first quarter of 2019. For purposes of this Amendment, the PSUs vested at that performance level as of December 31, 2018 at the closing stock price of $14.46.

(ii) The February 20, 2015 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the third installment occurred on February 20, 2018 at a vesting price of $10.40.

(iii) The February 19, 2016 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the second installment occurred on February 19, 2018 at a vesting price of $10.45.

(iv) The February 24, 2017 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on February 24, 2018 at a vesting price of $10.49.

PENSION BENEFITS (2018)

The following table provides information with respect to the DP&L Retirement Income Plan and the IPL Retirement Plan, which are the only defined benefit pension plans in which any of the NEOs participate. During 2018, no payments or benefits were paid to any of the NEOs under the DP&L Retirement Income Plan or the IPL Retirement Plan.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(2)	Present Value of Accumulated Benefit ($) (d)(3)(4)
Craig L. Jackson	DP&L Retirement Income Plan	18	$532,826
Kenneth J. Zagzebski (1)	—	—	$—
Gustavo Garavaglia (1)	—	—	$—
Gustavo Pimenta (1)	—	—	$—
Barry J. Bentley	IPL Employee's Retirement Plan	30.7	$1,523,424
Jennifer Killer (1)	—	—	$—
Mark E. Miller (1)	—	—	$—

(1)	Mr. Zagzebski, Mr. Garavaglia, Mr. Pimenta, Ms. Killer and Mr. Miller do not participate in an employer-sponsored pension plan.

(2)	Assumes 1,000 hours earned in plan years 2000-2018.

(3)	Based on the census data as reported by AES for valuation purposes and the following assumptions:

Measurement Date	12/31/2018	12/31/2017	12/31/2016	12/31/2015
Discount Rate - DPL	4.35%	3.66%	4.28%	4.49%
Discount Rate - IPL	4.36%	3.67%	N/A	N/A
Post-retirement Mortality	MRP 2006 projected generationally with MSS-2018	MRP 2006 projected generationally with MSS-2017	MRP 2007 projected generationally with MSS-2016	MRP 2007 projected generationally with MSS-2007
Pre-retirement Mortality	None	None	None	None
Withdrawal	None	None	None	None
Retirement Age - DPL	62	62	62	62
Retirement Age - IPL	55 (unreduced)	55 (unreduced)	55 (unreduced)	55 (unreduced)
Form of Payment	Single Life Annuity	Single Life Annuity	Single Life Annuity	Single Life Annuity

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Hire	Date of Termination
Mr. Jackson	9/29/1972	2/14/2000	12/31/2018
Mr. Bentley	4/26/1965	5/9/1998	N/A

Compensation:
Year	Mr. Jackson	Mr. Bentley	IRS Maximum Compensation

2018	$275,000	$275,000	$275,000
2017	$270,000	$251,261	$270,000
2016	$265,000	$251,261	$265,000
2015	$265,000	$243,942	$265,000
2014	$260,000	$236,829	$260,000

(4)	Accumulated Benefit calculations for Mr. Jackson include the $187.50 monthly supplemental benefit payable from age 62 to age 65.

Employee Retirement Plans
The DP&L Retirement Income Plan

The DP&L Retirement Income Plan is a qualified defined benefit plan that provides retirement benefits to employees of DP&L and its affiliates who are participating employers who meet the participation requirements, including Mr. Jackson. DP&L is a sister company to IPALCO and NEOs may receive benefits under DP&L plans if they were previously employed by DP&L. The DP&L Retirement Income Plan covers both union (unit) and nonunion (management) employees. Plan provisions differ by union, management pre-2011 hires (Legacy), and management post-2010 hires. Mr. Jackson is in the management - pre-2011 hires category. Mr. Jackson is not currently eligible for early retirement benefits under the DP&L Retirement Income Plan.

Management - pre-2011 hires. Participants must be at least 21 years old and must have completed at least one year of service to be eligible for the DP&L Retirement Income Plan. Participants earn a year of service for each plan year during which they work 1,000 hours beginning with the plan year which includes their participation date. In general, employees receive pension benefits in an amount equal to (a) 1.25% of the average of the employee’s highest three consecutive annual base salaries for the five years immediately preceding the employee’s termination of employment, plus 0.45% of such average pay in excess of the employee’s 35-year average of Social Security wages, multiplied by (b) the employee’s years of service (not exceeding 30 years). Generally, an employee’s normal pension retirement benefits are fully available on his or her 65th birthday. If an employee is no longer employed by a participating employer prior to vesting in the DP&L Retirement Income Plan (five years), the employee forfeits his or her pension benefits. Early retirement benefits are available to employees at any time once they reach age 55 and have completed 10 years of vesting service. However, if pension payments start before age 62, the monthly benefit is reduced by 3/12% for each month before age 62. Participants retiring early receive an additional $187.50 per month until age 65. Generally, pension benefits under the DP&L Retirement Income Plan are paid in monthly installments upon retirement; however, such benefits may be paid in a lump sum depending on the amount of pension benefits available to the employee. Employees have a right to choose a surviving spouse benefit option. If this option is chosen, pension benefits to the employee are reduced.

The IPL Retirement Plan

The IPL Retirement Plan is a qualified defined benefit plan that provides retirement benefits to employees of IPL and its affiliates who are participating employers who meet the participation requirements, including Mr. Bentley. IPL is a subsidiary of IPALCO and NEOs may receive benefits under IPL plans if they were previously employed by IPL. The IPL Retirement Plan covers both union (clerical and physical) and nonunion (non-bargaining) employees. Plan provisions differ by union and nonunion. Mr. Bentley is in the non-bargaining category. Mr. Bentley is not currently eligible for early retirement benefits under the IPL Retirement Plan.

Non-Bargaining. Participants must be at least 21 and must have completed one year of service to be eligible. All employees who have completed 1,000 hours of employment in the 12-month period measured by anniversaries of the date of hire become participants as of the first of the month following completion of one year of service.

In general, a member’s accrued benefit at any time is the amount payable at age 65 determined by considering the member’s pension band and credited service prior to such time. This value is equal to the sum of 1) years of service (up to 20) multiplied by the dollar factor applicable to the Salaried Pension Band and 2) years of service (in excess of 20) multiplied by the dollar factor applicable to the Salaried Pension Band.

This benefit formula was been frozen as of March 31, 2015 and updated to use the following “A + B” structure for benefits accrued after March 31, 2015, where:

A = Plan benefit accrued as of March 31, 2015, based on the plan’s benefit formula prior to the plan change, multiplied by the quantity:
(1+ {25% * RFAE}), and

B = FAE at termination date
multiplied by the sum of:
{1.90% * (NYOS, for total career service up to 20 years)
+ 0.83% * (NYOS, for total career service in excess of 20 years)}

Definitions are as follows:
“FAE” = average of final 60 months of compensation at date of determination
“RFAE” = percentage rate of increase in FAE from April 1, 2015 to ending FAE (when participant leaves employment due to death, disability, termination, or retirement)
“NYOS” = years of service after March 31, 2015.

Generally, pension benefits under the IPL Retirement Plan are paid in monthly installments upon retirement. Employees have a right to choose a surviving spouse benefit option. If this option is chosen, pension benefits to the employee are reduced.

NONQUALIFIED DEFERRED COMPENSATION (2018)

The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)(2)	Employer Contributions in Last Fiscal Year ($) (c)(3)	Aggregate Earnings in Last Fiscal Year ($) (d)(4)	Aggregate Withdrawals/Distributions ($) (e)(5)	Aggregate Balance at Last FYE ($) (f)(6)
Craig L. Jackson - RSRP	$—	$—	$—	$—	$—
Kenneth J. Zagzebski - RSRP	$2,600	$35,620	$2,840	$—	$119,323
Gustavo Garavaglia - RSRP	$—	$—	$—	$—	$—
Gustavo Pimenta - RSRP	$24,287	$29,958	$(3,558)	$—	$63,132
Gustavo Pimenta - IRP	$—	$—	$5,121	$—	$20,874
Barry J. Bentley - RSRP	$—	$—	$—	$—	$—
Jennifer Killer - RSRP	$25,342	$7,807	$7,793	$(5,804)	$144,697
Mark E. Miller - RSRP	$26	$12,927	$(1,797)	$—	$11,185

(1)
Because Mr. Jackson, Mr. Bentley and Mr. Garavaglia do not participate in the AES 401(k) plan (but rather the IPL, DPL and MCAC 401(k) plans), they are not eligible to receive an employer match on RSRP contributions.

(2)	Amounts in this column represent elective contributions to the RSRP and the IRP in 2018.

(3)
Amounts in this column represent employer contributions to the RSRP and IRP in 2018. The amount reported in this column, as well as the employer’s additional contributions to the AES, IPL, DPL or MCAC 401(k) plans, are included in the amounts reported in the 2018 row of the “All Other Compensation” column of the Summary Compensation Table.

(4)	Amounts in this column represent investment earning under the RSRP and IRP.

(5)	Amounts in this column represent distributions from the RSRP.

(6)
Amounts in this column represent the balance of amounts in the RSRP and the IRP at the end of 2018 and are included in the Summary Compensation Table as described in footnote 2 herein. In the 2016 and 2017 rows of the Summary Compensation Table, the amounts $13,350 and $20,458 were previously reported for Mr. Zagzebski. In the 2017 row of the Summary Compensation Table, the amount $2,073 was previously reported for Ms. Killer.

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table
The AES Corporation Restoration Supplemental Retirement Plan (RSRP) and the AES Corporation International Retirement Plan (IRP)

The Code places statutory limits on the amount that participants, such as our NEOs, can contribute to The AES Corporation Retirement Savings Plan (the “AES 401(k) Plan”). As a result of these regulations, matching contributions to the AES 401(k) Plan accounts of certain of our NEOs who participated in that plan in fiscal year 2018 were limited. To address the fact that participant and company contributions are restricted by the statutory limits imposed by the Code, certain of our NEOs and other highly compensated employees are eligible to participate in the RSRP and IRP, which is designed primarily to restore benefits limited under our broad-based retirement plans due to statutory limits imposed by the Code.

Under the AES 401(k) Plan, eligible employees, including certain of our NEOs, can elect to defer a portion of their compensation into the AES 401(k) Plan, subject to certain statutory limitations imposed by the Code such as the limitations imposed by Sections 402(g) and 401(a)(17) of the Code. AES matches, dollar-for-dollar, the first five percent of compensation that an individual contributes to the AES 401(k) Plan. In addition, individuals who participate in the RSRP and the IRP may defer up to 80% of their compensation (excluding bonuses) and up to 100% of their annual bonus under the RSRP and the IRP. AES provides a matching contribution to the RSRP and the IRP for individuals who actively defer and who are also subject to the statutory limits as described above.

AES may maintain up to four separate deferral accounts, each of which may have a different distribution date and a different distribution option. A participant in the RSRP may elect to have distributions made in a lump-sum payment or annually over a period of two to fifteen years. All RSRP distributions are made in cash.

AES may also maintain multiple separate deferral accounts with respect to each participant in the IRP. Distributions under the IRP are made in a single lump sum payment on the date of the participant’s termination of employment.

Under the RSRP and the IRP individuals have the ability to select from a list of hypothetical investments. The investment options are functionally equivalent to the investments made available to all participants in the AES 401(k) Plan. Individuals may change their hypothetical investments within the time periods that are permitted by the AES Compensation Committee, provided that they are entitled to change such designations at least quarterly.

Earnings or losses are credited to the deferral accounts by the amount that would have been earned or lost if the amounts were actually invested.

Individual RSRP and IRP account balances are always 100% vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2018)

The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment, both related and unrelated to a change in control, or a change in control of AES (except for Mr. Jackson, who terminated service with us on December 31, 2018). The following amounts assume that a termination or change in control of AES occurred on December 31, 2018, and, where applicable, uses the closing price per share of AES Common Stock of $14.46 (as reported on the NYSE on December 31, 2018). None of the applicable NEOs would be entitled to compensation upon a change in control of IPALCO.

For each applicable NEO, the payments and benefits detailed in the table below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated vested benefits for each NEO, including those set forth in the Pension Benefits (2018), and any stock options vested as of December 31, 2018 (which are set forth in the Outstanding Equity Awards at Fiscal Year-End Table (2018).

	Termination
Name	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Kenneth Zagzebski
Cash Severance (1)	$—	$432,956	$865,911	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$1,140,705	$1,140,704	$1,140,704	$—
Benefits Continuation (3)	$—	$14,274	$21,411	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$472,230	$2,053,027	$1,140,704	$1,140,704	$—
Gustavo Garavaglia
Cash Severance (1)	$—	$147,275	$147,275	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$16,879	$16,879	$16,879	$—
Benefits Continuation (3)	$—	$3,314	$3,314	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$150,589	$167,468	$16,879	$16,879	$—
Gustavo Pimenta
Cash Severance (1)	$—	$810,000	$1,620,000	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$1,099,977	$1,099,977	$1,099,977	$—
Benefits Continuation (3)	$—	$17,152	$25,728	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$852,152	$2,770,705	$1,099,977	$1,099,977	$—
Barry J. Bentley
Cash Severance (1)	$—	$356,252	$356,252	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$338,183	$338,183	$338,183	$—
Benefits Continuation (3)	$—	$27,515	$27,515	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$383,767	$721,950	$338,183	$338,183	$—
Jennifer Killer
Cash Severance (1)	$—	$280,000	$560,000	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$273,133	$273,133	$273,133	$—
Benefits Continuation (3)	$—	$19,214	$28,821	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$324,214	$886,954	$273,133	$273,133	$—
Mark Miller
Cash Severance (1)	$—	$351,531	$331,531	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$335,802	$335,802	$335,802	$—
Benefits Continuation (3)	$—	$17,152	$17,152	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$368,683	$684,485	$335,802	$335,802	$—

(1)
In addition to the amounts reflected in the above table, a pro rata bonus, to the extent earned, would be payable to Mr. Zagzebski and Ms. Killer upon a termination without cause or a qualifying termination following a change in control. Pro rata bonus amounts are not included in the above table because, as of December 31, 2018, the service and performance conditions under AES’ 2018 annual incentive plan would have been satisfied, so such amounts would be paid irrespective of whether a termination or change in control occurs.

(2)	Accelerated vesting of Long-Term Compensation (“LTC”) includes:

•
For Mr. Zagzebski, the value of outstanding PCUs granted in February 2017 at the target payout level and for Mr. Pimenta, the value of outstanding PSUs granted in February 2018 at the target payout level.

•
For Mr. Zagzebski, the value of outstanding PSUs granted in February 2017 at the target payout level and for Mr. Pimenta the value of outstanding PSUs granted in February 2018 at the target payout level;

•	The value of outstanding RSUs granted in February 2016, 2017 and 2018; and

•	The value of unvested PUs granted in February 2017 and 2018, at the target payout level.

The following table provides further detail on accelerated vesting of LTC awards by award type.

Name	Zagzebski	Garavaglia	Pimenta	Bentley	Killer	Miller
Long-Term Award Type:
Performance Cash Units	$187,886	$—	$270,000	$—	$—	$—
Performance Stock Units	$227,731	$—	$372,186	$—	$—	$—
Restricted Stock Units	$476,139	$9,529	$336,528	$193,750	$154,447	$192,246
Performance Units	$248,949	$7,350	$121,263	$144,433	$118,686	$143,556
Total Accelerated LTC Vesting	$1,140,705	$16,879	$1,099,977	$338,183	$273,133	$335,802

(3)
Upon a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2018, based on the coverage in place at the end of December 2018. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.

(4)
Upon a termination without cause or a qualifying termination following a change in control, Mr. Zagzebski, Mr. Pimenta and Ms. Killer are eligible for outplacement benefits. The estimated value of this benefit is $25,000.

Mr. Jackson resigned his positions as President and Chief Executive Officer of the Company and IPL on November 30, 2018 and terminated his employment with AES and its affiliated entities on December 31, 2018. In connection with his resignation, Mr. Jackson entered into a consulting agreement with the Service Company and its subsidiaries and affiliates (the “Consulting Agreement”) pursuant to which he agreed through March 31, 2019, among other things, to (i) provide advice and counsel regarding financial and other operations, (ii) provide assistance in various regulatory proceedings and (iii) assist in the transition of duties and responsibilities, and the Service Company agreed to pay Mr. Jackson $30,000 per month for his services, in addition to reimbursement for all reasonable expenses, including travel expenses, incurred in connection with the provision of his consulting services. In addition, the Service Company agreed to pay Mr. Jackson a success bonus of $171,000 upon the completion of the consulting period based on the successful completion of consulting services, which bonus Mr. Jackson earned and received in full on April 9, 2019. Mr. Jackson also agreed to release claims against IPL and other AES affiliated companies, and to a six-month non-competition, a one-year employee non-solicitation, confidentiality and non-disparagement covenants.

Additional Information Relating to Potential Payments upon Termination of Employment or Change in Control

The following narrative outlining our compensatory arrangements with our NEOs is in addition to other summaries of their terms found in the CD&A of this Amendment.

Potential Payments upon Termination under the AES Corporation Severance Plan and the AES Corporation Executive Severance Plan

The Severance Plan provides for certain payments and benefits to participants upon the Involuntary Termination or Termination for Good Reason of their employment under certain circumstances, including the execution of a release by the participant pursuant to the terms of the Severance Plan. All of our NEOs were entitled to the benefits provided by the Severance Plans in 2018.

Certain employees, including the NEOs, are eligible for severance benefits, including salary continuation, applicable benefits and severance payments under the Severance Plans if the employee separates from service due to

Involuntary Termination or for Good Reason (each as defined below). Benefits under the Severance Plans require a minimum one year of service eligibility, and are not available under the Severance Plans if the individual’s employment is terminated in connection with certain events as set forth in the Severance Plan, including, but not limited to, (a) an employee’s (i) voluntary resignation (other than for Good Reason), (ii) separation from service for Cause (or for reasons that the employer determines would be inconsistent with the purposes of the Severance Plan), or (iii) declining a new job position located within 50 miles of the employee’s current work site, or (b) due to death or disability, the sale of a business, or in connection with a voluntary transfer of employment.

Upon the termination of employment under the above circumstances, Mr. Zagzebski and Ms. Killer would be entitled to receive the following:

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

•
The NEO will be provided with outplacement services provided by an independent agency, provided that the benefit is incurred by and may not extend beyond December 31 of the second calendar year following the calendar year in which the termination occurred; and

•
In the event that termination of the NEO’s employment occurs due to the circumstances described above and within two years after a “change in control,” the amount of the NEO’s salary continuation payment will be doubled, and the length of the healthcare benefit continuation period will also be doubled but can never be more than 18 months.

Upon the termination of employment under the above circumstances, Mr. Pimenta would be entitled to receive the following:

•	Salary continuation payments through the termination date equal to his annual base salary, which would be paid over time in accordance company payroll practices and the terms of the Severance Plans;

•
An additional payment equal to a pro rata portion of his annual cash bonus, to the extent earned, based upon the time he was employed during the year in which his employment terminates, provided that applicable performance conditions are met;

•
A cash severance payment equal to the sum of his annual base salary and his annual cash bonus, which would be paid over time during the non-competition period in accordance with company payroll practices and the terms of the Executive Severance Plan;

•
In the event that he elects COBRA coverage under the health plan in which he participates, continuation of employer paid premiums for such coverage (for up to 12 months) in an amount equal to that paid for active employees under the same health plan. He would also receive continuation of dental and vision benefit programs, with Mr. Pimenta paying the same portion of the premiums as were previously paid as an employee;

•
He will be provided with outplacement services provided by an independent agency, provided that the benefit is incurred by and may not extend beyond December 31 of the second calendar year following the calendar year in which the termination occurred; and

•
In the event that termination of his employment occurs due to the circumstances described above and within two years after a “change in control,” the cash severance payment described above will be paid in a lump sum as soon as practicable following the sixty-fifth day following his termination date, the amount of his salary continuation payment will be doubled, and the length of the healthcare benefit continuation period will be increased to 18 months.

In the event of a qualifying termination under the Severance Plan, Mr. Bentley and Mr. Miller each would be entitled to 12 months prorated annual compensation and continuation of health, dental and vision benefits during this 12-month period, and Mr. Garavaglia would be entitled to 8-months prorated annual compensation and continuation of health, dental and vision benefits during this 8-month period.

The obligation to provide these payments and benefits to the NEOs under the Severance Plans would be conditioned upon the execution and delivery of a written release of claims against the Company and AES. The Executive Severance Plan also contains 12-month noncompetition and employee nonsolicitation covenants, and nondisclosure and non-disparagement provisions, and the Severance Plan provides us with the discretion to include such covenants and provisions in a release.

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

Performance Stock Units, Performance Cash Units, Restricted Stock Units and Performance Units. Mr. Zagzebski and Mr. Pimenta hold outstanding PSUs and PCUs. All of our NEOs hold outstanding RSUs and PUs. If an NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of a PSU, PCU, or an RSU, the PSUs (at target), the PCUs (at target) and/or RSUs will immediately vest and be delivered. If a NEO separates from service prior to the end of a performance period due to death or disability, all PUs will vest on such termination date and a cash amount equal to $1 for each PU generally will be paid to the NEO on such date or as soon as practicable thereafter.

If the NEO’s employment is terminated for any reason other than death or disability prior to the third anniversary of the grant date of an RSU, the NEO will forfeit all RSUs for which the service-based vesting condition has not been met.

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

If a change in control occurs prior to the payment date of a PSU, PCU, RSU or PU award, outstanding PSUs and PCUs (at target), RSUs, and PUs will only become fully vested should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control.

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

The AES Corporation International Retirement Plan (IRP)

In the event of a termination of the NEO’s employment (including by reason of death) the balances of all of the NEO’s deferral accounts under the IRP will be paid in a lump sum.

Definition of Terms

The following definitions are provided in the Severance Plans and related Benefits Schedules used in this description:

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

“Good Reason” or “Good Reason Termination” generally means, without a participant’s written consent, his or her separation from service (for reasons other than death, disability or Cause) by a participant due to the following events, within two years of the consummation of a Change in Control: (i) the relocation of a participant’s principal place of employment to a location that is more than 50 miles from his or her previous principal place of employment; (ii) a material diminution in the duties or responsibilities of a participant; (iii) a material reduction in the base salary or annual incentive opportunity of a participant, and, in the case of the Executive Severance Plan, (iv) the failure of any successor entity to AES following a Change in Control to assume the Executive Severance Plan.

“Involuntary Termination” generally means an involuntary separation from service (that is not otherwise an ineligible termination) due to a reduction in force, permanent job elimination, the restructuring or reorganization of a business unit, division, department, or other business segment, a termination by mutual consent where AES agrees that the participant is entitled to benefits, or declining an offer to relocate to a new job position more than 50 miles from the participant’s current location (provided, however, that if the participant is an executive of AES, he or she will not incur an Involuntary Termination if he or she declines a new job position, regardless of its location if such person’s existing job is being terminated).

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

Director Compensation

None of our current directors receives any compensation for his or her services on the Board. The compensation for our NEOs who also serve as directors is fully reflected in the Summary Compensation Table and other tables set forth in this Amendment. No director who served on our Board for any part of 2018 that is or was also an employee of IPL, AES, or any of its affiliates, received any additional payment for their services on the Board. Information regarding the compensation received by current and former directors in their capacities as employees of our affiliates is set forth in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment. We did not have any non-employee directors who received compensation for their services on the Board in 2018.

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

Consistent with SEC rules, we may identify our median employee for purposes of providing pay ratio disclosure once every three years and calculate and disclose total compensation for that employee each year; provided that, during the last completed fiscal year, there has been no change in the employee population or employee compensation arrangements that we reasonably believe would result in a significant change to the 2017 pay ratio disclosure. We have reviewed the changes in our employee population and employee compensatory arrangements and, based on that review, determined that there has been no change in our employee population or employee compensatory arrangements that would significantly impact the pay ratio disclosure.

For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee’s annual total compensation are calculated consistent with the disclosure requirements of executive compensation under Item 402(c)(2)(x) of Regulation S-K.

For fiscal 2018, the median employee’s annual total compensation was $124,158, and the total annual compensation of our CEO who served the longest period during 2018 (Mr. Jackson) was $475,721. Based on this information, the ratio of the total annual compensation of our CEO to the total annual compensation of our median employee for fiscal 2018 is 3.8:1.

The Company has not made any of the adjustments permissible by the SEC, nor have any material assumptions or estimates been made to identify the median employee or to determine total annual compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following two tables set forth information regarding the beneficial ownership of IPALCO’s Common Stock and the AES’ Common Stock as of April 26, 2019 by (a) each current Director of IPALCO and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers of IPALCO as a group and (c) all persons who are known by IPALCO to be the beneficial owner of more than five percent (5%) of the Common Stock of IPALCO. Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of IPALCO and AES Common Stock.
Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc. One Monument Circle, Indianapolis, Indiana 46204.
(a)    Common Stock of IPALCO(1)

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of IPALCO Common Stock Outstanding
AES U.S. Investments, Inc.	89,685,177	82.35%
CDP Infrastructure Fund, GP
1000, Place Jean-Paul-Riopelle
Montréal (Québec) H2Z 2B3	19,222,141	17.65%
All Directors and Executive Officers as a Group (14 people)	0	0%

(b)    Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (2)(3)	Percent of Class (2)(3)
Sanjeev Addala	Director	7,701	*
Barry J. Bentley	Director and Executive Officer	10,712	*
Renaud Faucher	Director	0	0%
Paul L. Freedman	Director	26,488	*
Gustavo Garavaglia	Executive Officer	4,930	*
Craig L. Jackson	Executive Officer	18,627	*
Jennifer Killer	Executive Officer	27,485	*
Lisa Krueger	Director	6,794	*
Frédéric Lesage	Director	0	0%
Marc Michael	Director	13,580	*
Mark E. Miller	Director and Executive Officer	13,453	*
Gustavo Pimenta	Director and Executive Officer	42,708	*
Kenneth J. Zagzebski	Director and Executive Officer	96,460	*
All Directors and Executive Officers as a Group (14 people)		282,693	*

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

(2)
The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of April 26, 2019, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes (a) the following shares issuable upon exercise of options outstanding as of April 26, 2019 that are able to be exercised within 60 days of April 26, 2019: Mr. Addala - 0 shares; Mr. Bentley - 0 shares; Mr. Faucher - 0 shares; Mr. Freedman - 0 shares; Mr. Garavaglia - 0 shares; Mr. Jackson - 0 shares; Ms. Killer - 0 shares; Ms. Krueger - 0 shares; Mr. Lesage - 0 shares; Mr. Michael - 0 shares; Mr. Miller - 0 shares; Mr. Pimenta - 0 shares; Mr. Zagzebski - 65,664 shares; all directors and executive officers as a group - 65,664 shares; (b) the following units issuable under the AES 2003 Long Term Compensation Plan: Mr. Mr. Addala - 7,701 shares; Bentley - 10,637 shares; Mr. Freedman - 14,525 shares; Mr. Garavaglia - 4,930 shares; Mr. Jackson - 0 shares; Ms. Killer - 12,646 shares; Mr. Krueger - 6,794 shares; Mr. Michael - 12,919_shares; Mr. Miller - 10,155 shares; Mr. Pimenta - 24,804 shares; Mr. Zagzebski - 30,796 shares; all directors and executive officers as a group - 145,748 shares; (c) the following shares held in The AES Retirement Savings Plan or IPL Thrift Plan: Mr. Addala - 0 shares; Mr. Bentley - 75 shares; Mr. Freedman - 2,437 shares; Mr. Garavaglia - 0 shares; Mr. Jackson - 0 shares; Ms. Killer - 1,943 shares; Ms. Krueger - 0 shares; Mr. Michael - 13 shares; Mr. Miller - 3,298 shares; Mr. Pimenta - 0 shares; Mr. Zagzebski - 0 shares; all directors and executive officers as a group - 7,766 shares.

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
Equity Securities under Compensation Plans
As described in this Amendment, there are no equity compensation plans under which equity securities of IPALCO are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock. For information regarding AES’ LTC Plan, see the “Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2018)” table in the AES Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Insurance, Employee Benefit Plans and Tax Arrangements with AES
IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly owned subsidiary of AES. IPL is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by a third-party administrator. IPL also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to IPL of coverage under this program with AES Global Insurance Company was approximately $3.1 million, $3.1 million and $3.1 million in 2018, 2017 and 2016, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. As of December 31, 2018 and 2017, we had prepaid approximately $1.6 million and $1.9 million, respectively, which is recorded in “Prepayments and other current assets” on the accompanying Consolidated Balance Sheets.
IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The costs of coverage under this program were approximately $21.5 million, $24.9 million and $23.2 million in 2018, 2017 and 2016, respectively, and are recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. We had no prepaids for coverage under this plan as of December 31, 2018 and 2017, respectively.
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
Long Term Compensation Plan
During 2018, 2017 and 2016, many of IPL’s non-union employees received benefits under AES’ LTC Plan. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of PUs and PCUs payable in cash and AES RSUs and PSUs payable in AES Common Stock. RSUs vest ratably over a three-year period generally subject to continued employment, and PSUs vest, if earned, at the end of the end of the three-year performance based on performance and continued employment. The PUs are payable in cash and vest at the end of the three-year performance period subject to certain AES performance criteria. Total deferred compensation expense recorded during 2018, 2017 and 2016 was $0.5 million, $0.8 million and $0.9 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation - Stock Compensation.”
See also Note 9, “Benefit Plans” to the audited consolidated financial statements of IPL for a description of benefits awarded to IPL employees by AES under the RSP.
Service Company
Effective January 1, 2014, the Service Company began providing certain services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US Operations. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company on behalf of IPALCO were $44.5 million, $34.4 million and $27.4 million during 2018, 2017 and 2016, respectively. Total costs incurred by IPALCO on behalf of the Service Company during 2018, 2017 and 2016 were $10.1 million, $10.7 million and $9.2 million, respectively. IPALCO had a payable balance with the Service Company of $3.8 million as of December 31, 2018 and a prepaid balance of $3.1 million as of December 31, 2018.
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
Employees of IPALCO and CDPQ Affiliated Companies
None of our Board members are directly employed by IPALCO. All of our Board members are employees of our two shareholders and/or their affiliated companies, and only receive compensation in their capacities as employees of these affiliated entities. The compensation paid to IPALCO directors that are also NEOs for services performed as employees of our affiliates for 2018 is set forth in “Item 11. Executive Compensation” of this Amendment. None of our Board members are compensated for their service on our Board.
The compensation received by each of our executive officers and directors who are employees of companies affiliated with AES was in excess of $120,000 in 2018 for services performed on behalf of AES or the US SBU, including for services provided to IPALCO and IPL. The components of the compensation paid to all of our executive officers in 2018 was consistent with the compensation elements for our NEOs as disclosed in “Item 11. Executive Compensation” of this Amendment.
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
Director Independence
IPALCO does not have securities listed on a national securities exchange and is not required to have independent Directors. See “Corporate Governance” in “Item 10. Directors, Executive Officers and Corporate Governance of this Amendment.

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
Third Supplemental Indenture, dated as of April 1, 1949 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Tenth Supplemental Indenture, dated as of October 1, 1960 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Eighteenth Supplemental Indenture, dated as of February 15, 1974 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Forty-Eighth Supplemental Indenture, dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Third Supplemental Indenture, dated as of October 1, 2006 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Eighth Supplemental Indenture, dated as of August 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Ninth Supplemental Indenture, dated as of August 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 Form 10-K)
Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)
Sixty-Third Supplemental Indenture, dated as of September 1, 2015 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on September 28, 2015)
Sixty-Fourth Supplemental Indenture, dated as of May 1, 2016 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2016 Form 10-Q)
Sixty-Fifth Supplemental Indenture (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2016 Form 10-K)
Sixty-Sixth Supplemental Indenture (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2018 Form 10-K)

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
10.16
The AES Corporation Amended and Restated Executive Severance Plan, dated October 5, 2018 (Incorporated by reference to Exhibit 10.1 of The AES Corporation’s Form 10-Q for the quarter ended September 30, 2018)

10.17
The AES Corporation Restoration Supplemental Retirement Plan, as amended and restated, dated December 29, 2008 (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2008)

10.18
Amendment to The AES Corporation Restoration Supplemental Retirement Plan, dated December 9, 2011 (Incorporated by reference to Exhibit 10.17A of The AES Corporation’s Form 10-K for the year ended December 31, 2012)

10.19
The AES Corporation International Retirement Plan, as amended and restated on December 29, 2008 (Incorporated by reference to Exhibit 10.16 of the AES Corporation's Form 10-K for the year ended December 31, 2008)

10.20
Amendment to The AES Corporation International Retirement Plan, dated December 9, 2011 (Incorporated by reference to Exhibit 10.18A of the AES Corporation's Form 10-K for the year ended December 31, 2012)

10.21
Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.13 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.22
Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.14 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.23
Form of AES Performance Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.24
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.4 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2015)

10.25
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.17 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.26
Consulting Agreement dated December 31, 2018, between Craig L. Jackson and AES US Services, LLC and its subsidiaries and affiliates including the Dayton Power and Light Company and IPL (Incorporated by reference to Exhibit 10.23 of IPALCO's December 31, 2018 Form 10-K)

21	Subsidiaries of IPALCO Enterprises, Inc. (Incorporated by reference to Exhibit 21 of IPALCO’s December 31, 2018 Form 10-K)
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of IPALCO’s December 31, 2018 Form 10-K)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of IPALCO’s December 31, 2018 Form 10-K)

31.3	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a). (filed herewith)
31.4	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a). (filed herewith)
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2018 Form 10-K)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2018 Form 10-K)

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

*Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2019, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the fiscal year ended December 31, 2018, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
Date:	April 30, 2019	By:	/s/ Barry J. Bentley
			Name:	Barry J. Bentley
			Title:	Interim President and Chief Executive Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to security holders.