Form 10-Q
period 2019-03-31
IPALCO ENTERPRISES, INC.
filed 2019-05-07
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-8644
IPALCO ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1575582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Monument Circle Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 317-261-8261

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At May 6, 2019, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2019

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2016 Base Rate Order	The order issued in March 2016 by the IURC authorizing IPL to, among other things, increase its basic rates and charges by $30.8 million annually
2018 Base Rate Order	The order issued in October 2018 by the IURC authorizing IPL to, among other things, increase its basic rates and charges by $43.9 million annually
2018 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
Credit Agreement	$250 million IPL Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of October 16, 2015
CWA	U.S. Clean Water Act
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
MTM	Mark-to-Market
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Term Loan	$65 million IPALCO Term Loan Facility Credit Agreement, dated as of October 31, 2018
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

Throughout this document, the terms “the Company,” “we,” “us,” and “our” refer to IPALCO and its consolidated subsidiaries.

We encourage investors, the media, our customers and others interested in the Company to review the information we post at https://www.iplpower.com. None of the information on our website is incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any reference to our website is intended to be an inactive textual reference only.

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

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•	impacts of weather on retail sales;

•	growth in our service territory and changes in retail demand and demographic patterns;

•	weather-related damage to our electrical system;

•	commodity and other input costs;

•	performance of our suppliers;

•	transmission and distribution system reliability and capacity, including natural gas pipeline system and supply constraints;

•	regulatory actions and outcomes, including, but not limited to, the review and approval of our rates and charges by the IURC;

•	federal and state legislation and regulations;

•	changes in our credit ratings or the credit ratings of AES;

•	fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension plans;

•	changes in financial or regulatory accounting policies;

•	environmental matters, including costs of compliance with, and liabilities related to, current and future environmental laws and requirements;

•	interest rates and the use of interest rate hedges, inflation rates and other costs of capital;

•	the availability of capital;

•	the ability of subsidiaries to pay dividends or distributions to IPALCO;

•	level of creditworthiness of counterparties to contracts and transactions;

•	labor strikes or other workforce factors, including the ability to attract and retain key personnel;

•	facility or equipment maintenance, repairs and capital expenditures;

•	significant delays or unanticipated cost increases associated with construction projects;

•	the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;

•	local economic conditions;

•	cyber-attacks and information security breaches;

•
catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences;

•	costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;

•	industry restructuring, deregulation and competition;

•	issues related to our participation in MISO, including the cost associated with membership, our continued ability to recover costs incurred, and the risk of default of other MISO participants;

•	changes in tax laws and the effects of our tax strategies;

•	the use of derivative contracts;

•	product development, technology changes, and changes in prices of products and technologies; and

•	the risks and other factors discussed in this report and other IPALCO filings with the SEC.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2018 Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended
	March 31,
	2019	2018

REVENUES	$382,309	$354,504

COST OF REVENUES:
Fuel	88,799	67,857
Power purchased	32,924	56,194
Total cost of revenues	121,723	124,051

GROSS MARGIN	260,586	230,453

OPERATING EXPENSES:
Operation and maintenance	102,146	101,841
Depreciation and amortization	59,669	55,326
Taxes other than income taxes	13,983	13,786
Total operating expenses	175,798	170,953

OPERATING INCOME	84,788	59,500

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	911	5,102
Interest expense	(30,482)	(23,769)
Other income / (expense), net	(3,228)	(1,486)
Total other income and (expense), net	(32,799)	(20,153)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	51,989	39,347

Less: Income tax expense - net	10,204	7,044
NET INCOME	41,785	32,303

Less: Dividends on preferred stock	803	803
NET INCOME APPLICABLE TO COMMON STOCK	$40,982	$31,500

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
	Three Months Ended
	March 31,
	2019	2018

Net income applicable to common stock	$40,982	$31,500

Derivative activity:
Change in derivative fair value, net of income tax benefit of $1,890 and $0, for each respective period	(5,539)	—
Net change in fair value of derivatives	(5,539)	—

Other comprehensive income/(loss)	(5,539)	—

Net comprehensive income	$35,443	$31,500

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,350	$33,199
Restricted cash	400	400
Accounts receivable, net	170,533	167,559
Inventories	97,945	99,668
Regulatory assets, current	29,796	28,399
Taxes receivable	21,551	13,773
Prepayments and other current assets	16,693	15,573
Total current assets	362,268	358,571
NON-CURRENT ASSETS:
Property, plant and equipment	6,240,117	6,201,078
Less: Accumulated depreciation	2,282,909	2,256,215
	3,957,208	3,944,863
Construction work in progress	99,663	111,723
Total net property, plant and equipment	4,056,871	4,056,586
OTHER NON-CURRENT ASSETS:
Intangible assets - net	53,135	40,848
Regulatory assets, non-current	386,280	395,077
Other non-current assets	12,897	10,971
Total other non-current assets	452,312	446,896
TOTAL ASSETS	$4,871,451	$4,862,053
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$105,423	$134,931
Accrued taxes	26,962	21,325
Accrued interest	37,430	34,790
Customer deposits	32,995	32,700
Regulatory liabilities, current	53,114	51,024
Accrued and other current liabilities	30,106	27,787
Total current liabilities	286,030	302,557
NON-CURRENT LIABILITIES:
Long-term debt (Note 4)	2,649,636	2,649,064
Deferred income tax liabilities	271,301	253,085
Taxes payable	4,658	4,658
Regulatory liabilities, non-current	861,113	870,255
Accrued pension and other postretirement benefits	20,690	19,329
Asset retirement obligations	133,014	129,451
Other non-current liabilities	8,072	604
Total non-current liabilities	3,948,484	3,926,446
Total liabilities	4,234,514	4,229,003
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
Paid in capital	597,858	597,824
Accumulated other comprehensive loss	(5,539)	—
Accumulated deficit	(15,166)	(24,558)
Total common shareholders' equity	577,153	573,266
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	636,937	633,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,871,451	$4,862,053

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATIONS:
Net income	$41,785	$32,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,669	55,326
Amortization of deferred financing costs and debt premium	1,020	1,015
Deferred income taxes and investment tax credit adjustments - net	17,982	(3,293)
Allowance for equity funds used during construction	(911)	(5,102)
Change in certain assets and liabilities:
Accounts receivable	(2,974)	3,184
Inventories	1,724	(1,290)
Accounts payable	(14,360)	(15,304)
Accrued and other current liabilities	2,318	(89)
Accrued taxes payable/receivable	(2,141)	15,973
Accrued interest	2,641	1,016
Pension and other postretirement benefit expenses	1,361	(31,181)
Short-term and long-term regulatory assets and liabilities	1,572	6,503
Prepayments and other current assets	(1,120)	(1,542)
Other - net	(1,106)	968
Net cash provided by operating activities	107,460	58,487
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(70,929)	(47,452)
Project development costs	(574)	(161)
Cost of removal and regulatory recoverable ARO payments	(6,315)	(5,517)
Other	278	1,053
Net cash used in investing activities	(77,540)	(52,077)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	—	44,000
Short-term debt repayments	—	(27,000)
Dividends on common stock	(31,590)	(25,328)
Preferred dividends of subsidiary	(803)	(803)
Payments for financed capital expenditures	(5,224)	(2,691)
Other	(152)	—
Net cash used in financing activities	(37,769)	(11,822)
Net change in cash, cash equivalents and restricted cash	(7,849)	(5,412)
Cash, cash equivalents and restricted cash at beginning of period	33,599	30,681
Cash, cash equivalents and restricted cash at end of period	$25,750	$25,269

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$26,682	$21,582
Non-cash investing activities:
Accruals for capital expenditures	$45,403	$53,336

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholders' Equity (Deficit)
and Noncontrolling Interest
For the Three Months Ended March 31, 2019 and 2018
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
2018
Beginning Balance	$597,467	$—	$(25,191)	$572,276	$59,784
Net income	—	—	31,500	31,500	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(25,328)	(25,328)	—
Other	125	—	—	125	—
Balance at March 31, 2018	597,592	—	(19,019)	578,573	59,784
2019
Beginning Balance	597,824	—	(24,558)	573,266	59,784
Net comprehensive income	—	(5,539)	40,982	35,443	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(31,590)	(31,590)	—
Other	34		—	34	—
Balance at March 31, 2019	$597,858	$(5,539)	$(15,166)	577,153	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 490,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT plant in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of March 31, 2019, IPL’s net electric generation capacity for winter is 3,705 MW and net summer capacity is 3,560 MW.

Principles of Consolidation

The accompanying Financial Statements include the accounts of IPALCO, IPL and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated. The accompanying Financial Statements are unaudited; however, they have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited Financial Statements have been prepared in accordance with the accounting policies described in IPALCO’s 2018 Form 10-K and should be read in conjunction therewith.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2019	2018
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$25,350	$33,199
Restricted cash	400	400
Total cash, cash equivalents and restricted cash	$25,750	$33,599

Accounts Receivable

The following table summarizes our accounts receivable balances at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In Thousands)
Accounts receivable, net
Customer receivables	$101,351	$91,426
Unbilled revenue	62,153	68,893
Amounts due from related parties	3,684	5,720
Other	6,482	4,341
Provision for uncollectible accounts	(3,137)	(2,821)
Total accounts receivable, net	$170,533	$167,559

Inventories

The following table summarizes our inventories balances at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In Thousands)
Inventories
Fuel	$29,603	$32,457
Materials and supplies	68,342	67,211
Total inventories	$97,945	$99,668

Financial Derivatives

All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value. Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction or it qualifies for the normal purchases and sales exception.

We use interest rate hedges to manage the interest rate risk of our variable rate debt. We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective, which results in changes in the fair value being recorded within accumulated other comprehensive income, a component of shareholders' equity. We have elected not to offset net derivative positions in the Financial Statements. Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 3, “Derivative Instruments and Hedging Activities” for additional information.

Accumulated Other Comprehensive Income / (Loss)

The changes in the components of Accumulated Other Comprehensive Income/(Loss) during the three months ended March 31, 2019 are as follows:

Gains and losses on cash flow hedges
(In Thousands)
Balance at January 1, 2019	$—
Other comprehensive loss	(5,539)
Balance at March 31, 2019	$(5,539)

New Accounting Pronouncements Adopted in 2019

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

		January 1, 2019	The adoption of this standard did not have a material impact on the Financial Statements.
2016-02, 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, Leases (Topic 842)	See discussion of the ASUs below.	January 1, 2019	See impact upon adoption of the standard below.

On January 1, 2019, the Company adopted ASC 842 Leases and its subsequent corresponding updates (“ASC 842”). Under this standard, lessees are required to recognize assets and liabilities for most leases on the balance sheet, and recognize expenses in a manner similar to the current accounting method. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance eliminates previous real estate-specific provisions.

Under ASC 842, it is expected that fewer contracts will contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases will qualify as sales-type leases and direct financing leases. Under these two models, a lessor will derecognize the asset and will recognize a lease receivable. According to ASC 842, the lease receivable includes the fair value of the plant after the contract period, but does not include variable payments such as margin on the sale of energy. Therefore, the lease receivable could be significantly different than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized lease receivable and the carrying amount of the underlying asset is recognized as a gain/loss at lease commencement.

During the course of adopting ASC 842, the Company applied various practical expedients including:

•	The package of practical expedients (applied to all leases) that allowed lessees and lessors not to reassess:
a. whether any expired or existing contracts are or contain leases,
b. lease classification for any expired or existing leases, and
c. whether initial direct costs for any expired or existing leases qualify for capitalization under ASC 842.

•	The transition practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements, and

•
The transition practical expedient for lessees that allowed businesses to not separate lease and non-lease components. The Company applied the practical expedient to all classes of underlying assets when valuing right-of-use assets and lease liabilities. Contracts where the Company is the lessor were separated between the lease and non-lease components.

The Company applied the modified retrospective method of adoption and elected to continue to apply the guidance in ASC 840 Leases to the comparative periods presented in the year of adoption. Under this transition method, the Company applied the transition provisions starting at the date of adoption. The adoption of ASC 842 did not have a material impact on our Financial Statements.

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
2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard updates the impairment model for financial assets measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities. Transition method: various.

		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	The Company is currently evaluating the impact of adopting the standard on its Financial Statements.

2. FAIR VALUE

The fair value of financial assets and liabilities approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. As these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4, "Fair Value" to IPALCO’s 2018 Form 10-K.

VEBA Assets

IPL has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Unaudited Condensed Consolidated Balance Sheets and classified as equity securities. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, all changes to fair value on the VEBA investments will be included in income in the period that the changes occur. These changes to fair value were not material for the periods covered by this report. Any unrealized gains or losses are recorded in our Unaudited Condensed Consolidated Statements of Operations.

FTRs

In connection with IPL’s participation in MISO, in the second quarter of each year IPL is granted financial instruments that can be converted into cash or FTRs based on IPL’s forecasted peak load for the period. FTRs are used in the MISO market to hedge IPL’s exposure to congestion charges, which result from constraints on the transmission system. IPL converts all of these financial instruments into FTRs. IPL’s FTRs are valued at the cleared auction prices for FTRs in MISO’s annual auction. Because of the infrequent nature of this valuation, the fair value assigned to the FTRs is considered a Level 3 input under the fair value hierarchy required by ASC 820. An offsetting regulatory liability has been recorded as these revenues or costs will be flowed through to customers through the FAC. As such, there is no impact on our Unaudited Condensed Consolidated Statements of Operations.

Interest Rate Hedges

In March 2019, we entered into forward interest rate hedges related to the 2020 IPALCO Notes and Term Loan that have maturities in July 2020. The interest rate hedges have a combined notional amount of $400.0 million, which will settle when we refinance the debt. All changes in the market value of the interest rate hedges will be recorded in AOCI. The AOCI associated with the final settlement will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

We use the income approach to value the interest rate hedges, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. The most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (LIBOR). Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published rates. We reclassify gains and losses on the swaps out of AOCI and into earnings in those periods in which hedged interest payments occur.

Recurring Fair Value Measurements

The fair value of assets and liabilities at March 31, 2019 and December 31, 2018 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at March 31, 2019	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$21	$21	$—	$—
Mutual funds	2,628	—	2,628	—
Total VEBA investments	2,649	21	2,628	—
Financial transmission rights	839	—	—	839
Total financial assets measured at fair value	$3,488	$21	$2,628	$839
Financial liabilities:
Interest rate hedges	$7,429	$—	$7,429	$—
Other derivative liabilities	54	—	—	54
Total financial liabilities measured at fair value	$7,483	$—	$7,429	$54

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2018	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$21	$21	$—	$—
Mutual funds	2,565	—	2,565	—
Total VEBA investments	2,586	21	2,565	—
Financial transmission rights	3,099	—	—	3,099
Total financial assets measured at fair value	$5,685	$21	$2,565	$3,099
Financial liabilities:
Other derivative liabilities	$53	$—	$—	$53
Total financial liabilities measured at fair value	$53	$—	$—	$53

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	March 31, 2019		December 31, 2018
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,523,800	$2,714,047	$2,523,800	$2,649,265
Variable-rate	155,000	155,000	155,000	155,000
Total indebtedness	$2,678,800	$2,869,047	$2,678,800	$2,804,265

The difference between the face value and the carrying value of this indebtedness consists of the following:

•	unamortized deferred financing costs of $22.5 million and $23.0 million at March 31, 2019 and December 31, 2018, respectively; and

•	unamortized discounts of $6.7 million and $6.7 million at March 31, 2019 and December 31, 2018, respectively.

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use derivatives principally to manage the interest rate risk associated with refinancing our long-term debt. The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. We monitor and value derivative positions monthly as part of our risk management processes. We use published sources for pricing, when possible, to mark positions to market. All of our derivative instruments are used for risk management purposes and are designated as cash flow hedges if they qualify under ASC 815 for accounting purposes.

At March 31, 2019, IPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	1,180	—	1,180

(a)	Refers to whether the derivative instruments have been designated as a cash flow hedge.

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The fair values of cash flow hedges determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration. With the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities effective January 1, 2019, we will not be required to calculate effectiveness and thus the entire change in the fair value of a hedging instrument will be recorded in other comprehensive income and amounts deferred will be reclassified to earnings in the same income statement line as the hedged item in the period in which it settles.

In March 2019, we entered into three forward interest rate swaps to hedge the interest risk associated with refinancing future debt. The three interest rate swaps have a combined notional amount of $400.0 million and will be settled when the associated debt is refinanced. The AOCI associated with the interest rate swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

We use the income approach to value the swaps, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. The most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (LIBOR). Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published rates. We will reclassify gains and losses on the swaps out of AOCI and into earnings in those periods in which hedged interest payments occur.

The following tables provide information on gains or losses recognized in AOCI for the cash flow hedges for the period indicated:

Interest Rate Hedges for the Three Months Ended March 31, 2019
$ in thousands (net of tax)
Beginning accumulated derivative gain / (loss) in AOCI	$—

Net gains / (losses) associated with current period hedging transactions	(5,539)
Ending accumulated derivative gain / (loss) in AOCI	$(5,539)

Portion expected to be reclassified to earnings in the next twelve months (a)	$—
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	16

Derivatives Not Designated as Hedge

FTRs do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, such contracts are recorded at fair value when acquired and subsequently amortized over the annual period as they are used. FTRs are initially recorded at fair value using the income approach.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of March 31, 2019, IPALCO did not have any offsetting positions.

4. DEBT

Long-Term Debt

The following table presents our long-term debt:

		March 31,	December 31,
Series	Due	2019	2018
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,254)	(6,272)
Deferred financing costs		(17,051)	(17,115)
Total IPL first mortgage bonds		1,690,495	1,690,413
IPL unsecured debt:
Variable (2)	December 2020	30,000	30,000
Variable (2)	December 2020	60,000	60,000
Deferred financing costs		(201)	(229)
Total IPL unsecured debt		89,799	89,771
Total Long-term Debt – IPL		1,780,294	1,780,184
Long-term Debt – IPALCO:
Term Loan	July 2020	65,000	65,000
3.45% Senior Secured Notes	July 2020	405,000	405,000
3.70% Senior Secured Notes	September 2024	405,000	405,000
Unamortized discount – net		(396)	(424)
Deferred financing costs		(5,262)	(5,696)
Total Long-term Debt – IPALCO		869,342	868,880
Total Consolidated IPALCO Long-term Debt		$2,649,636	$2,649,064

(1)	First mortgage bonds issued to the Indiana Finance Authority to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

(2)
Unsecured notes issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

Line of Credit

IPL had no outstanding borrowings on the committed line of credit as of March 31, 2019 or December 31, 2018.

5. INCOME TAXES

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rate was 19.6% for the three months ended March 31, 2019, as compared to 18.3% for the three months ended March 31, 2018. The increase in the effective tax rate versus the comparable period was primarily due to a decrease in tax benefits resulting from the lower allowance for equity funds used during construction for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

6. BENEFIT PLANS

The following table (in thousands) presents information for the three months ended March 31, 2019, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2018	$(12,743)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(1,853)
Interest cost	(6,836)
Expected return on assets	7,477
Net unfunded status at March 31, 2019	$(13,955)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2018	$201,452
Amount reclassified through net benefit cost:
Amortization of prior service cost	(956)
Amortization of net actuarial loss	(2,771)
Regulatory assets at March 31, 2019	$197,725

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

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended
	March 31,
	2019	2018
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,853	$2,113
Interest cost	6,836	6,305
Expected return on plan assets	(7,477)	(10,200)
Amortization of prior service cost	956	959
Amortization of actuarial loss	2,771	2,851
Curtailments(1)	—	1,230
Net periodic benefit cost	$4,939	$3,258

(1)	As a result of the announced AES restructuring in the first quarter of 2018, we recognized a plan curtailment of $1.2 million for the three months ended March 31, 2018.

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $6.8 million and $6.7 million at March 31, 2019 and December 31, 2018, respectively, were not material to the Financial Statements in the periods covered by this report.

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

New Source Review and Other CAA NOVs

In October 2009, IPL received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and nonattainment New Source Review requirements under the CAA. In addition, on October 1, 2015, IPL received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at IPL Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of New Source Review and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. Since receiving the letters, IPL management has met with the EPA staff regarding possible resolutions of the NOVs. Settlements and litigated outcomes of similar New Source Review cases have required companies to pay civil penalties, install additional pollution control technology in coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in these cases could have a material impact on our business. At this time, we cannot determine whether these NOVs will have a material impact on our business, financial condition and results of operations. We would seek recovery of any operating or capital expenditures, but not fines or penalties, related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in recovering any operating or capital expenditures. IPL has recorded a contingent liability related to these New Source Review cases and other CAA NOV matters.

8. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other nonutility business activities aggregated separately. The “All Other” nonutility category primarily includes the Term Loan, 2020 IPALCO Notes and 2024 IPALCO Notes; approximately $5.5 million and $6.4 million of cash and cash equivalents as of March 31, 2019 and December 31, 2018, respectively; long-term investments of $3.8 million and $4.0 million at March 31, 2019 and December 31, 2018, respectively; long-term liabilities for interest rate hedges of $7.4 million and $0 million as of March 31, 2019 and December 31, 2018, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of March 31, 2019 and December 31, 2018. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$382,309	$—	$382,309	$354,504	$—	$354,504
Depreciation and amortization	$59,669	$—	$59,669	$55,326	$—	$55,326
Interest expense	$22,260	$8,222	$30,482	$16,069	$7,700	$23,769
Earnings/(loss) from operations before income tax	$60,228	$(8,239)	$51,989	$47,165	$(7,818)	$39,347
Capital expenditures(1)	$76,153	$—	$76,153	$50,143	$—	$50,143

	As of March 31, 2019			As of December 31, 2018
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$4,858,581	$12,870	$4,871,451	$4,851,712	$10,341	$4,862,053

(1)	Capital expenditures includes payments for financed capital expenditures of $5.2 million and $2.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

9. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. Please see Note 13, “Revenue” to IPALCO’s 2018 Form 10-K for further discussion of our retail, wholesale and miscellaneous revenues.

IPL’s revenue from contracts with customers was $376.1 million for the three months ended March 31, 2019 and $349.3 million for the three months ended March 31, 2018, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018
Retail Revenues
Retail revenue from contracts with customers	$366,502	$345,561
Other retail revenues (1)	4,894	3,858
Wholesale Revenues	7,101	1,510
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	2,485	2,243
Other miscellaneous revenues (2)	1,327	1,332
Total Revenues	$382,309	$354,504

(1) Other retail revenue represents alternative revenue programs not accounted for under ASC 606
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers were $165.8 million and $160.8 million as of March 31, 2019 and December 31, 2018, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days.

10. LEASES

LESSEE

The Company enters into long-term non-cancelable lease arrangements which are classified as either operating or finance leases; however, lease balances were not material to the Financial Statements in the periods covered by this report.

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Unaudited Condensed Consolidated Statements of Operations was $0.2 million for the three months ended March 31, 2019.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of March 31, 2019.

The following table shows the future minimum lease payments as of March 31, 2019 for the remainder of 2019 through 2023 and thereafter (in thousands):

Operating Leases
2019	$762
2020	941
2021	994
2022	906
2023	906
Thereafter	3,414
Total	$7,923

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q.

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2018 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and uncertainties that may affect our business.

OVERVIEW OF OUR BUSINESS

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is IPL, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our business segments are “utility” and “all other.” For additional information regarding our business, see "Item 1. Business” of our 2018 Form 10-K.

EXECUTIVE SUMMARY

Compared with the three months ended of the prior year, the results for the three months ended March 31, 2019 reflect higher earnings from operations before income tax of $12.6 million, or 32.1%, primarily due to factors including, but not limited to:

•	increased retail margins due to the 2018 Base Rate Order, which approved a $43.9 million, or 3.2%, increase in annual revenues; partially offset by

•	lower allowance for equity and borrowed funds used during construction as a result of placing the CCGT plant at Eagle Valley into service in April 2018.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended
	March 31,
	2019	2018

REVENUES	$382,309	$354,504

COST OF REVENUES:
Fuel	88,799	67,857
Power purchased	32,924	56,194
Total cost of revenues	121,723	124,051

GROSS MARGIN	260,586	230,453

OPERATING EXPENSES:
Operation and maintenance	102,146	101,841
Depreciation and amortization	59,669	55,326
Taxes other than income taxes	13,983	13,786
Total operating expenses	175,798	170,953

OPERATING INCOME	84,788	59,500

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	911	5,102
Interest expense	(30,482)	(23,769)
Other income / (expense), net	(3,228)	(1,486)
Total other income and (expense), net	(32,799)	(20,153)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	51,989	39,347

Less: Income tax expense - net	10,204	7,044
NET INCOME	41,785	32,303

Less: Dividends on preferred stock	803	803
NET INCOME APPLICABLE TO COMMON STOCK	$40,982	$31,500

Comparison of three months ended March 31, 2019 and three months ended March 31, 2018

Utility Operating Revenues

Utility operating revenues during the three months ended March 31, 2019 increased $27.8 million compared to the same period in 2018, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,			Percentage
	2019	2018	Change	Change
Revenues:
Retail revenues	$371,396	$349,419	$21,977	6.3%
Wholesale revenues	7,101	1,510	5,591	370.3%
Miscellaneous revenues	3,812	3,575	237	6.6%
Total revenues	$382,309	$354,504	$27,805	7.8%

Heating degree days:
Actual	2,849	2,795	54	1.9%
30-year average	2,773	2,773

Retail Revenues

The increase in retail revenues of $22.0 million was primarily due to the following (in millions):

Volume:
Net decrease in the volume of kWh sold	$(1.4)
Price:
Net increase due to change in customer sales mix compared to the prior year	2.1
Net increase in the weighted average price of retail kWh sold primarily due to new basic rates and charges that were effective on December 5, 2018 as a result of implementing the 2018 Base Rate Order and favorable block rate and other retail rate variances.	21.0
Net increase in the weighted average price of retail kWh sold	$23.1

Other	0.3

Net increase in retail revenues	$22.0

Wholesale Revenues

The increase in wholesale revenues of $5.6 million was primarily due to an increase in the quantity of kWh sold primarily due to increased generation capacity as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018. We sold 268.3 million kWh in the wholesale market during the first quarter of 2019 compared to 47.3 million kWh during the first quarter of 2018. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. For most of 2018, 50% of IPL's annual wholesale margins above (or below) an established benchmark of $6.3 million were shared with customers through the Off System Sales Margin rider (in accordance with the 2016 Base Rate Order). Effective on December 5, 2018, with the implementation of the 2018 Base Rate Order, 100% of annual wholesale margins earned above (or below) the benchmark of $16.3 million shall be passed back (or charged) to customers through the Off System Sales Margin rider. Consequently, the increase in wholesale revenues is offset by a deferral recorded in retail revenues, which results in no net increase to earnings from operations before income taxes due to wholesale sales.

Cost of Revenues

The following table illustrates our changes in Cost of revenues during the three months ended March 31, 2019 compared to the same period in 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
Cost of revenues:
Fuel	$88,799	$67,857	$20,942	30.9%
Power purchased	32,924	56,194	(23,270)	(41.4)%
Total cost of revenues	$121,723	$124,051	$(2,328)	(1.9)%

The increase in fuel costs of $20.9 million was primarily due to (i) a $25.9 million increase in the quantity of fuel consumed versus the comparable period, primarily due to increased generation as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018 and (ii) a $7.0 million increase from deferred fuel costs; partially offset by (iii) a $12.6 million decrease due to the lower price of natural gas we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The decrease in purchased power costs of $23.3 million was primarily due to (i) a 62% decrease in the volume of power purchased during the period ($28.1 million); partially offset by (ii) a $7.2 million increase in the market price of purchased power. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and that at times it is less expensive to buy power in the market than to produce it. The primary driver for the $28.1 million volume decrease was the commencement of commercial operations of the CCGT plant at Eagle Valley in April 2018 (as discussed above), which is generally called upon by MISO whenever it is available due to its relatively low cost to produce electricity. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operating Expenses

The following table illustrates our changes in Operating expenses during the three months ended March 31, 2019 compared to the same period in 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
Operating expenses:
Operation and maintenance	$102,146	$101,841	$305	0.3%
Depreciation and amortization	59,669	55,326	4,343	7.8%
Taxes other than income taxes	13,983	13,786	197	1.4%
Total operating expenses	$175,798	$170,953	$4,845	2.8%

The increase in Total operating expenses of $4.8 million was primarily due to the increase in Depreciation and amortization expense of $4.3 million, which was mostly attributed to the impact of additional assets placed in service (primarily the newly constructed CCGT plant at Eagle Valley).

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three months ended March 31, 2019 compared to the same period in 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$911	$5,102	$(4,191)	(82.1)%
Interest expense	(30,482)	(23,769)	(6,713)	28.2%
Other income / (expense), net	(3,228)	(1,486)	(1,742)	117.2%
Total other income/(expense), net	$(32,799)	$(20,153)	$(12,646)	62.7%

The $12.6 million decrease in Total other income / (expense), net (overall increase to expenses) was primarily due to the $4.2 million decrease in allowance for equity funds used during construction due to a decrease in the construction work in progress balance compared to the first quarter of 2018 (due to the commencement of commercial operations at the Eagle Valley CCGT in April 2018). In addition, interest expense increased $6.7 million primarily due to a $5.8 million decrease in the allowance for borrowed funds used during construction (primarily as a result of the Eagle Valley CCGT as discussed above) and higher interest on long-term debt of $0.8 million. The $1.7 million decrease in Other income/(expense), net was primarily due to an increase in defined benefit plan costs of $1.9 million due to a lower than expected return on plan assets in 2019.

Income Tax Expense - Net

The following table illustrates our changes in income tax expense - net during the three months ended March 31, 2019 compared to the same period in 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
Income tax expense - net	$10,204	$7,044	$3,160	44.9%

The increase in income tax expense - net of $3.2 million was primarily due to (i) higher pretax income versus the comparable period and (ii) an increase in the effective tax rate versus the comparable period primarily due to a decrease in the tax benefits associated with the allowance for equity funds used during construction.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2019 and beyond, we expect that our financial results will be driven primarily by retail demand, weather and outage costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:

•	regulatory outcomes;

•	the passage of new legislation, implementation of regulations or other changes in regulation; and

•	timely recovery of capital expenditures.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, or if commodities move unfavorably, then these adverse factors, or other adverse factors unknown to us, may have a material impact on our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2018 Form 10-K.

Regulatory and Environmental

Please see Note 2, “Regulatory Matters” to IPALCO’s 2018 Form 10-K for a discussion of regulatory matters. We also are subject to numerous environmental laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal or beneficial reuse of CCR) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. Please see Note 7, “Commitments and Contingencies” to the Financial Statements for a description of certain environmental matters. In addition, the following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Regulatory Matters” and “Item 1. Business - Environmental Matters” in IPALCO’s 2018 Form 10-K.

Environmental Wastewater Requirements

In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waterways by power plants. The wastewater treatment technologies installed and operated for compliance with other requirements meet the requirements of the final ELG rule. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of EPA’s 2015 ELG Rule related to legacy wastewaters and combustion residual leachate. It is too early to determine whether any outcome of this decision might have a material impact on our business, financial condition and results of operations.

Macroeconomic and Political

United States Tax Law Reform — In light of the significant changes to the U.S. tax system enacted in 2017, the U.S. Treasury Department and Internal Revenue Service have issued numerous regulations. While certain regulations are now final, there are many regulations that are proposed and still others anticipated to be issued in proposed form. The final version of any regulations may vary from the proposed form. When final, these regulations may materially impact our effective tax rate. Certain of the proposed regulations, when final, may have retroactive effect to January 1, 2018 or January 1, 2019.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of March 31, 2019, we had unrestricted cash and cash equivalents of $25.4 million and available borrowing capacity of $250 million under our unsecured revolving Credit Agreement. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2020. In December 2018, we received an order from the IURC granting us authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt and refinance up to $185 million in existing indebtedness, all of which authority remains available under the order as of March 31, 2019. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of March 31, 2019. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of March 31, 2019. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities, and borrowing capacity on our committed Credit Agreement will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and to pay dividends to AES U.S. Investments and CDPQ. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed Credit Agreement; and (iv) additional debt financing. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change
Net cash provided by operating activities	$107,460	$58,487	$48,973
Net cash used in investing activities	(77,540)	(52,077)	(25,463)
Net cash used in financing activities	(37,769)	(11,822)	(25,947)
Net change in cash and cash equivalents	(7,849)	(5,412)	(2,437)
Cash, cash equivalents and restricted cash at beginning of period	33,599	30,681	2,918
Cash and cash equivalents at end of period	$25,750	$25,269	$481

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change
Net income	$41,785	$32,303	$9,482
Depreciation and amortization	59,669	55,326	4,343
Deferred income taxes and investment tax credit adjustments - net	17,982	(3,293)	21,275
Other adjustments to net income	109	(4,087)	4,196
Net income, adjusted for non-cash items	119,545	80,249	39,296
Net change in operating assets and liabilities(1)	(12,085)	(21,762)	9,677
Net cash provided by operating activities	$107,460	$58,487	$48,973

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.
The net change in operating assets and liabilities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was driven by changes in the following (in thousands):

Increase from pension and other postretirement benefit expenses due to lower employer contributions	$32,542
Decrease from accrued taxes payable/receivable primarily due to current year income tax benefit	(18,114)
Decrease from accounts receivable due to timing of collections	(6,158)
Other	1,407
Net change in operating assets and liabilities	$9,677
Investing Activities
During the three months ended March 31, 2019, net cash used in investing activities was primarily related to capital expenditures of $70.9 million. In addition, Cost of removal and regulatory recoverable ARO payments were $6.3 million. The primary drivers of the capital expenditures includes $50.9 million of expenditures on maintenance projects and $17.6 million of expenditures on transmission and distribution projects.

During the three months ended March 31, 2018, net cash used in investing activities was primarily related to capital expenditures of $47.5 million. In addition, Cost of removal and regulatory recoverable ARO payments were $5.5 million. The primary drivers of the capital expenditures include $30.4 million of expenditures on maintenance projects, $5.9 million of expenditures on transmission and distribution projects, $3.4 million of expenditures on NPDES compliance, $5.8 million of expenditures on the Eagle Valley CCGT plant, and $2.3 million of expenditures on NAAQS compliance.

Financing Activities

During the three months ended March 31, 2019, net cash used in financing activities primarily relates to dividends paid to shareholders of $31.6 million and payments for financed capital expenditures of $5.2 million.

During the three months ended March 31, 2018, net cash used in financing activities primarily relates to dividends paid to shareholders of $25.3 million and payments for financed capital expenditures of $2.7 million; partially offset by net borrowings of $17.0 million.

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2019 through 2021 (including amounts already expended in the first three months of 2019) is currently estimated to cost approximately $771 million (excluding environmental compliance), and includes estimates as follows (amounts in millions):

For the Three-Year Period
from 2019 through 2021
Transmission and distribution related additions, improvements and extensions (1)	$486
Power plant-related projects	214
Other miscellaneous equipment	71
Total estimated costs of capital expenditure program	$771

(1) Additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

Additionally, IPL plans to spend $40 million on environmental compliance costs for the three-year period from 2019 through 2021 (amounts in millions):

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project (1)	Through March 31, 2019 (1)	of Project
NAAQS Ozone (2)	$25	$—	$25
NAAQS SO2 (3)	$29	$23	$6
Cooling water intake regulations (4)	$8	$—	$8

(1) Reflects total costs from project inception.
(2) Includes costs for compliance with the NAAQS Ozone rules.
(3) IPL plans to spend a total of $29 million through 2019 for projects underway related to environmental compliance for NAAQS SO2.
(4) Includes spending for studies related to cooling water intake requirements in section 316(b) of the CWA.

Please see “Item 1. Business - Environmental Matters" in IPALCO’s 2018 Form 10-K for additional details on each of these projects.

Additionally, IPL is currently evaluating future investments under the Transmission, Distribution, and Storage System Improvement Charge, for which electric utilities in Indiana can recover costs (including a return) for IURC approved infrastructure improvement plans.

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

Debt ratings	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BBB (a)	A (b)	Stable	November 2018
Moody’s Investors Service	Baa3 (a)	A2 (b)	Stable	November 2018
S&P Global Ratings	BBB- (a)	A- (b)	Stable	March 2018

Credit ratings	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BBB-	BBB+	Stable	November 2018
Moody’s Investors Service	—	Baa1	Stable	November 2018
S&P Global Ratings	BBB	BBB	Stable	March 2018

(a)	Ratings relate to IPALCO’s Senior Secured Notes

(b)	Ratings relate to IPL’s Senior Secured Bonds.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first three months of 2019 and 2018, IPALCO paid $31.6 million and $25.3 million, respectively, in dividends to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s Board of Directors deems relevant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2018 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2019, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Please see Note 7, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2018, and the Notes to the Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information included in, or incorporated by reference into, this Item 1 to Part II should be read in conjunction with such Form 10-K and Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in the 2018 Form 10-K.

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

IPALCO ENTERPRISES, INC.

Date:	May 6, 2019	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2019	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(Principal Accounting Officer)