Form 10-Q
period 2019-06-30
IPALCO ENTERPRISES, INC.
filed 2019-08-06
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

At August 5, 2019, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2019

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2016 Base Rate Order	The order issued in March 2016 by the IURC authorizing IPL to, among other things, increase its basic rates and charges by $30.8 million annually
2018 Base Rate Order	The order issued in October 2018 by the IURC authorizing IPL to, among other things, increase its basic rates and charges by $43.9 million annually
2018 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2018, as amended
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	Carbon Dioxide
CPP	Clean Power Plan
Credit Agreement	$250 million IPL Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of June 19, 2019
CWA	U.S. Clean Water Act
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
MTM	Mark-to-Market
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Term Loan	$65 million IPALCO Term Loan Facility Credit Agreement, dated as of October 31, 2018

TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES	$340,869	$359,678	$723,178	$714,182

OPERATING COSTS AND EXPENSES:
Fuel	72,217	93,979	161,016	161,836
Power purchased	36,719	36,119	69,643	92,313
Operation and maintenance	113,661	103,900	215,807	205,581
Depreciation and amortization	59,897	59,286	119,566	114,612
Taxes other than income taxes	6,983	15,483	20,966	29,255
Total operating costs and expenses	289,477	308,767	586,998	603,597

OPERATING INCOME	51,392	50,911	136,180	110,585

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	817	2,278	1,728	7,380
Interest expense	(30,291)	(23,780)	(60,773)	(47,548)
Other income / (expense), net	(2,045)	(232)	(5,273)	(1,892)
Total other income and (expense), net	(31,519)	(21,734)	(64,318)	(42,060)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	19,873	29,177	71,862	68,525

Less: Income tax expense - net	4,960	5,931	15,164	12,976
NET INCOME	14,913	23,246	56,698	55,549

Less: Dividends on preferred stock	804	804	1,607	1,607
NET INCOME APPLICABLE TO COMMON STOCK	$14,109	$22,442	$55,091	$53,942

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income applicable to common stock	$14,109	$22,442	$55,091	$53,942

Derivative activity:
Change in derivative fair value, net of income tax benefit of $3,976, $0, $5,866 and $0, for each respective period	(11,649)	—	(17,188)	—
Net change in fair value of derivatives	(11,649)	—	(17,188)	—

Other comprehensive loss	(11,649)	—	(17,188)	—

Net comprehensive income	$2,460	$22,442	$37,903	$53,942

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,405	$33,199
Restricted cash	400	400
Accounts receivable, net	163,920	167,559
Inventories	96,252	99,668
Regulatory assets, current	30,289	28,399
Taxes receivable	37,026	13,773
Prepayments and other current assets	21,905	15,573
Total current assets	361,197	358,571
NON-CURRENT ASSETS:
Property, plant and equipment	6,265,821	6,201,078
Less: Accumulated depreciation	2,326,344	2,256,215
	3,939,477	3,944,863
Construction work in progress	98,926	111,723
Total net property, plant and equipment	4,038,403	4,056,586
OTHER NON-CURRENT ASSETS:
Intangible assets - net	67,116	40,848
Regulatory assets, non-current	377,588	395,077
Other non-current assets	13,493	10,971
Total other non-current assets	458,197	446,896
TOTAL ASSETS	$4,857,797	$4,862,053
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (Note 4)	$10,000	$—
Accounts payable	120,130	134,931
Accrued taxes	26,314	21,325
Accrued interest	35,136	34,790
Customer deposits	33,695	32,700
Regulatory liabilities, current	50,239	51,024
Accrued and other current liabilities	19,509	27,787
Total current liabilities	295,023	302,557
NON-CURRENT LIABILITIES:
Long-term debt (Note 4)	2,650,300	2,649,064
Deferred income tax liabilities	267,993	253,085
Taxes payable	4,658	4,658
Regulatory liabilities, non-current	857,084	870,255
Accrued pension and other postretirement benefits	22,050	19,329
Asset retirement obligations	126,308	129,451
Other non-current liabilities	23,270	604
Total non-current liabilities	3,951,663	3,926,446
Total liabilities	4,246,686	4,229,003
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
Paid in capital	597,917	597,824
Accumulated other comprehensive loss	(17,188)	—
Accumulated deficit	(29,402)	(24,558)
Total common shareholders' equity	551,327	573,266
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	611,111	633,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,857,797	$4,862,053

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATIONS:
Net income	$56,698	$55,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,566	114,612
Amortization of deferred financing costs and debt premium	2,053	1,971
Deferred income taxes and investment tax credit adjustments - net	16,350	(11,140)
Allowance for equity funds used during construction	(1,728)	(7,380)
Change in certain assets and liabilities:
Accounts receivable	3,638	(11,730)
Inventories	3,416	77
Accounts payable	(23,261)	(15,607)
Accrued and other current liabilities	778	(8,841)
Accrued taxes payable/receivable	(24,751)	22,177
Accrued interest	347	(253)
Pension and other postretirement benefit expenses	2,721	(32,812)
Short-term and long-term regulatory assets and liabilities	5,707	71,768
Prepayments and other current assets	(6,758)	(8,509)
Other - net	(3,898)	1,753
Net cash provided by operating activities	150,878	171,635
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(107,610)	(97,132)
Project development costs	(955)	(365)
Cost of removal and regulatory recoverable ARO payments	(6,625)	(11,800)
Other	278	1,053
Net cash used in investing activities	(114,912)	(108,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	10,000	75,000
Short-term debt repayments	—	(98,000)
Dividends on common stock	(59,935)	(51,267)
Preferred dividends of subsidiary	(1,607)	(1,607)
Payments for financed capital expenditures	(5,508)	(4,463)
Other	(710)	(191)
Net cash used in financing activities	(57,760)	(80,528)
Net change in cash, cash equivalents and restricted cash	(21,794)	(17,137)
Cash, cash equivalents and restricted cash at beginning of period	33,599	30,681
Cash, cash equivalents and restricted cash at end of period	$11,805	$13,544

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$58,542	$45,578
Income taxes	21,700	5,000
Non-cash investing activities:
Accruals for capital expenditures	$60,618	$34,976

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholders' Equity (Deficit)
and Noncontrolling Interest
For the Six Months Ended June 30, 2019 and 2018
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
2018
Beginning Balance	$597,467	$—	$(25,191)	$572,276	$59,784
Net income	—	—	31,500	31,500	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(25,328)	(25,328)	—
Other	125	—	—	125	—
Balance at March 31, 2018	597,592	—	(19,019)	578,573	59,784
Net income	—	—	22,442	22,442	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders	—	—	(25,939)	(25,939)	—
Other	79	—	—	79	—
Balance at June 30, 2018	597,671	—	(22,516)	575,155	59,784

2019
Beginning Balance	597,824	—	(24,558)	573,266	59,784
Net comprehensive income	—	(5,539)	40,982	35,443	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(31,590)	(31,590)	—
Other	34		—	34	—
Balance at March 31, 2019	597,858	(5,539)	(15,166)	577,153	59,784
Net comprehensive income	—	(11,649)	14,109	2,460	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders	—	—	(28,345)	(28,345)	—
Other	59	—	—	59	—
Balance at June 30, 2019	$597,917	$(17,188)	$(29,402)	$551,327	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 500,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT plant in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of June 30, 2019, IPL’s net electric generation capacity for winter is 3,705 MW and net summer capacity is 3,560 MW.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2019	2018
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$11,405	$33,199
Restricted cash	400	400
Total cash, cash equivalents and restricted cash	$11,805	$33,599

Accounts Receivable

The following table summarizes our accounts receivable balances at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(In Thousands)
Accounts receivable, net
Customer receivables	$86,970	$91,426
Unbilled revenue	63,619	68,893
Amounts due from related parties	4,179	5,720
Other	12,162	4,341
Provision for uncollectible accounts	(3,010)	(2,821)
Total accounts receivable, net	$163,920	$167,559

Inventories

The following table summarizes our inventories balances at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(In Thousands)
Inventories
Fuel	$34,278	$32,457
Materials and supplies	61,974	67,211
Total inventories	$96,252	$99,668

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

ARO

In 2019, IPL recorded adjustments to its ARO liabilities of $7.7 million to reflect revised estimated ash pond closure costs and asbestos removal costs. The following is a roll forward of the ARO legal liability for the six months ended June 30, 2019 (in thousands):

Balance as of January 1, 2019	$129,451
Revisions to cash flow and timing estimates	(7,717)
Liabilities settled	(444)
Accretion expense	5,018
Balance as of June 30, 2019	$126,308

Accumulated Other Comprehensive Income / (Loss)

The changes in the components of Accumulated Other Comprehensive Income/(Loss) during the six months ended June 30, 2019 are as follows:

Gains and losses on cash flow hedges
(In Thousands)
Balance at January 1, 2019	$—
Other comprehensive loss	(17,188)
Balance at June 30, 2019	$(17,188)

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

Under ASC 842, fewer contracts contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases qualify as sales-type leases and direct financing leases. Under these two models, a lessor derecognizes the asset and recognizes a lease receivable. According to ASC 842, the lease receivable includes the fair value of the asset after the contract period, but does not include variable payments such as margin on the sale of energy. Therefore, the lease receivable could be significantly different than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized lease receivable and the carrying amount of the underlying asset is recognized as a gain/loss at lease commencement.

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

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the Financial Statements upon adoption
2016-13, 2018-19, 2019-04, 2019-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	See discussion of the ASU below.	January 1, 2020. Early adoption is permitted only as of January 1, 2019.	The Company will adopt the standard on January 1, 2020; see below for the evaluation of the impact of the adoption on the standard on the Financial Statements.

ASU 2016-13 and its subsequent corresponding updates will update the impairment model for financial assets measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit loses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities. There are various transition methods available upon adoption. The Company is currently evaluating the impact of adopting the standard on its Financial Statements; however, the impact is not expected to be material.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at June 30, 2019 and December 31, 2018 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at June 30, 2019	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$19	$19	$—	$—
Mutual funds	2,628	—	2,628	—
Total VEBA investments	2,647	19	2,628	—
Financial transmission rights	2,657	—	—	2,657
Total financial assets measured at fair value	$5,304	$19	$2,628	$2,657
Financial liabilities:
Interest rate hedges	$23,054	$—	$23,054	$—
Total financial liabilities measured at fair value	$23,054	$—	$23,054	$—

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2018	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$21	$21	$—	$—
Mutual funds	2,565	—	2,565	—
Total VEBA investments	2,586	21	2,565	—
Financial transmission rights	3,099	—	—	3,099
Total financial assets measured at fair value	$5,685	$21	$2,565	$3,099
Financial liabilities:
Other derivative liabilities	$53	$—	$—	$53
Total financial liabilities measured at fair value	$53	$—	$—	$53

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	June 30, 2019		December 31, 2018
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,523,800	$2,815,495	$2,523,800	$2,649,265
Variable-rate	165,000	165,000	155,000	155,000
Total indebtedness	$2,688,800	$2,980,495	$2,678,800	$2,804,265

The difference between the face value and the carrying value of this indebtedness consists of the following:

•	unamortized deferred financing costs of $21.9 million and $23.0 million at June 30, 2019 and December 31, 2018, respectively; and

•	unamortized discounts of $6.6 million and $6.7 million at June 30, 2019 and December 31, 2018, respectively.

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

At June 30, 2019, IPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	13,646	—	13,646

(a)	Refers to whether the derivative instruments have been designated as a cash flow hedge.

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The fair values of cash flow hedges determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration. With the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities effective January 1, 2019, we are no longer required to calculate effectiveness and thus the entire change in the fair value of a hedging instrument is now recorded in other comprehensive income and amounts deferred are reclassified to earnings in the same income statement line as the hedged item in the period in which it settles.

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

The following tables provide information on gains or losses recognized in AOCI for the cash flow hedges for the period indicated:

Interest Rate Hedges for the Six Months Ended June 30, 2019
$ in thousands (net of tax)
Beginning accumulated derivative gain / (loss) in AOCI	$—

Net gains / (losses) associated with current period hedging transactions	(17,188)
Ending accumulated derivative gain / (loss) in AOCI	$(17,188)

Portion expected to be reclassified to earnings in the next twelve months (a)	$—
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	13

Derivatives Not Designated as Hedge

FTRs do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, such contracts are recorded at fair value when acquired and subsequently amortized over the annual period as they are used. FTRs are initially recorded at fair value using the income approach.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of June 30, 2019, IPALCO did not have any offsetting positions.

4. DEBT

Long-Term Debt

The following table presents our long-term debt:

		June 30,	December 31,
Series	Due	2019	2018
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,222)	(6,272)
Deferred financing costs		(16,910)	(17,115)
Total IPL first mortgage bonds		1,690,668	1,690,413
IPL unsecured debt:
Variable (2)	December 2020	30,000	30,000
Variable (2)	December 2020	60,000	60,000
Deferred financing costs		(172)	(229)
Total IPL unsecured debt		89,828	89,771
Total Long-term Debt – IPL		1,780,496	1,780,184
Long-term Debt – IPALCO:
Term Loan	July 2020	65,000	65,000
3.45% Senior Secured Notes	July 2020	405,000	405,000
3.70% Senior Secured Notes	September 2024	405,000	405,000
Unamortized discount – net		(369)	(424)
Deferred financing costs		(4,827)	(5,696)
Total Long-term Debt – IPALCO		869,804	868,880
Total Consolidated IPALCO Long-term Debt		$2,650,300	$2,649,064

(1)	First mortgage bonds issued to the Indiana Finance Authority to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

(2)
Unsecured notes issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

IPALCO’s Senior Secured Notes and Term Loan

IPALCO has $405 million of 3.45% Senior Secured Notes due July 15, 2020 ("2020 IPALCO Notes") and a $65 million Term Loan due July 1, 2020. Although current liquid funds are not sufficient to pay the collective amounts due under the 2020 IPALCO Notes and Term Loan at their maturities, we believe that we will be able to refinance the 2020 IPALCO Notes and Term Loan based on our conversations with investment bankers, which currently indicate more than adequate demand for new IPALCO debt at our current credit ratings, and our previous successful issuance of our $405 million IPALCO senior secured notes in 2017, which served to refinance notes existing at the time. Should the capital markets not be accessible to us at the time of the maturity of the 2020 IPALCO Notes and Term Loan, management believes that other financing options are at its disposal to meet the needs of the maturities.

Line of Credit

IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility (the "Credit Agreement") on June 19, 2019 with a syndication of bank lenders. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness under the existing Credit Agreement, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on June 19, 2024, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time prior to June 19, 2023, subject to approval by the lenders. The Credit Agreement also includes two one-year extension options, allowing IPL to extend the maturity date subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties to the Credit Agreement. As of June 30, 2019 and December 31, 2018, IPL had $10.0 million and $0.0 million in outstanding borrowings on the committed line of credit, respectively.

5. INCOME TAXES

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rate was 25.0% and 21.1% for the three and six months ended June 30, 2019, respectively, as compared to 20.3% and 18.9% for the three and six months ended June 30, 2018, respectively. The increases in the effective tax rates versus the comparable periods were primarily due to decreases in tax benefits resulting from the lower allowance for equity funds used during construction versus the comparable periods.

6. BENEFIT PLANS

The following table (in thousands) presents information for the six months ended June 30, 2019, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2018	$(12,743)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(1,853)
Interest cost	(6,836)
Expected return on assets	7,477
Net unfunded status at March 31, 2019	$(13,955)
Net benefit cost components reflected in net unfunded status during second quarter:
Service cost	(1,852)
Interest cost	(6,836)
Expected return on assets	7,477
Net unfunded status at June 30, 2019	$(15,166)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2018	$201,452
Amount reclassified through net benefit cost:
Amortization of prior service cost	(956)
Amortization of net actuarial loss	(2,771)
Regulatory assets at March 31, 2019	$197,725
Amount reclassified through net benefit cost:
Amortization of prior service cost	(957)
Amortization of net actuarial loss	(2,770)
Regulatory assets at June 30, 2019	$193,998

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

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,852	$2,113	$3,705	$4,226
Interest cost	6,836	6,305	13,672	12,610
Expected return on plan assets	(7,477)	(10,200)	(14,954)	(20,400)
Amortization of prior service cost	957	960	1,913	1,919
Amortization of actuarial loss	2,770	2,850	5,541	5,701
Curtailments(1)	—	—	—	1,230
Net periodic benefit cost	$4,938	$2,028	$9,877	$5,286

(1)	As a result of the announced AES restructuring in the first quarter of 2018, we recognized a plan curtailment of $1.2 million for the six months ended June 30, 2018.

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $7.0 million and $6.7 million at June 30, 2019 and December 31, 2018, respectively, were not material to the Financial Statements in the periods covered by this report.

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

8. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other nonutility business activities aggregated separately. The “All Other” nonutility category primarily includes the Term Loan, 2020 IPALCO Notes and 2024 IPALCO Notes; approximately $9.2 million and $6.4 million of cash and cash equivalents as of June 30, 2019 and December 31, 2018, respectively; long-term investments of $2.6 million and $4.0 million at June 30, 2019 and December 31, 2018, respectively; long-term liabilities for interest rate hedges of $23.1 million and $0 million as of June 30, 2019 and December 31, 2018, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of June 30, 2019 and December 31, 2018. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$340,869	$—	$340,869	$359,678	$—	$359,678
Depreciation and amortization	$59,897	$—	$59,897	$59,286	$—	$59,286
Interest expense	$22,252	$8,039	$30,291	$16,138	$7,642	$23,780
Earnings/(loss) from operations before income tax	$28,044	$(8,171)	$19,873	$36,905	$(7,728)	$29,177

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$723,178	$—	$723,178	$714,182	$—	$714,182
Depreciation and amortization	$119,566	$—	$119,566	$114,612	$—	$114,612
Interest expense	$44,513	$16,260	$60,773	$32,206	$15,342	$47,548
Earnings/(loss) from operations before income tax	$88,272	$(16,410)	$71,862	$84,069	$(15,544)	$68,525
Capital expenditures(1)	$113,118	$—	$113,118	$101,595	$—	$101,595
(1) Capital expenditures includes payments for financed capital expenditures of $5.5 million and $4.5 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

	As of June 30, 2019			As of December 31, 2018
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$4,843,952	$13,845	$4,857,797	$4,851,712	$10,341	$4,862,053

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

IPL’s revenue from contracts with customers was $332.9 million for the three months ended June 30, 2019 and $354.4 million for the three months ended June 30, 2018, respectively, and $709.0 million for the six months ended June 30, 2019 and $703.7 million for the six months ended June 30, 2018, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended	For the Three Months Ended
	June 30, 2019	June 30, 2018
Retail Revenues
Retail revenue from contracts with customers	$319,991	$333,695
Other retail revenues (1)	7,697	4,006
Wholesale Revenues	10,006	17,652
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	2,898	3,033
Other miscellaneous revenues (2)	277	1,292
Total Revenues	$340,869	$359,678

(1) Other retail revenue represents alternative revenue programs not accounted for under ASC 606
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2018
Retail Revenues
Retail revenue from contracts with customers	$686,494	$679,256
Other retail revenues (1)	12,590	7,864
Wholesale Revenues	17,107	19,163
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	5,383	5,275
Other miscellaneous revenues (2)	1,604	2,624
Total Revenues	$723,178	$714,182

(1) Other retail revenue represents alternative revenue programs not accounted for under ASC 606
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers were $150.7 million and $160.8 million as of June 30, 2019 and December 31, 2018, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days.

10. LEASES

LESSEE

The Company enters into long-term non-cancelable lease arrangements which are classified as either operating or finance leases; however, lease balances were not material to the Financial Statements in the periods covered by this report.

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Unaudited Condensed Consolidated Statements of Operations was $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of June 30, 2019.

The following table shows the future minimum lease receipts as of June 30, 2019 for the remainder of 2019 through 2023 and thereafter (in thousands):

Operating Leases
2019	$505
2020	941
2021	994
2022	906
2023	906
Thereafter	3,414
Total	$7,666

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

EXECUTIVE SUMMARY

Compared with the prior year, the results for the three months ended June 30, 2019 reflect lower earnings from operations before income tax of $9.3 million, or 31.9%, primarily due to factors including, but not limited to:

•	net decrease in the volume of retail kWh sold mostly due to milder weather;

•	increased operation and maintenance expense primarily driven by higher scheduled plant outage costs;

•	lower allowance for equity funds used during construction as a result of placing the CCGT plant at Eagle Valley into service in April 2018; and

•	lower allowance for borrowed funds used during construction following the 2018 rate order (resulting in higher interest expense).

These were partially offset by:

•	increased retail rates following the 2018 Base Rate Order, which approved a $43.9 million, or 3.2%, increase in annual revenues and also increased the benchmark for recovery of wholesale margins, and

•	lower property taxes primarily due to lower assessed values and a prior period true-up.

Compared with the prior year, the results for the six months ended June 30, 2019 reflect higher earnings from operations before income tax of $3.3 million, or 4.9%, primarily due to factors including, but not limited to:

•	increased retail rates following the 2018 Base Rate Order, which approved a $43.9 million, or 3.2%, increase in annual revenues and also increased the benchmark for recovery of wholesale margins, and

•	lower property taxes primarily due to lower assessed values and a prior period true-up.

These were partially offset by:

•	a net decrease in the volume of retail kWh sold mostly due to milder weather;

•	increased operation and maintenance expense primarily driven by higher scheduled plant outage costs;

•	lower allowance for equity funds used during construction as a result of placing the CCGT plant at Eagle Valley into service in April 2018; and

•	lower allowance for borrowed funds used during construction following the 2018 rate order (resulting in higher interest expense).

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES	$340,869	$359,678	$723,178	$714,182

OPERATING COSTS AND EXPENSES:
Fuel	72,217	93,979	161,016	161,836
Power purchased	36,719	36,119	69,643	92,313
Operation and maintenance	113,661	103,900	215,807	205,581
Depreciation and amortization	59,897	59,286	119,566	114,612
Taxes other than income taxes	6,983	15,483	20,966	29,255
Total operating costs and expenses	289,477	308,767	586,998	603,597

OPERATING INCOME	51,392	50,911	136,180	110,585

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	817	2,278	1,728	7,380
Interest expense	(30,291)	(23,780)	(60,773)	(47,548)
Other income / (expense), net	(2,045)	(232)	(5,273)	(1,892)
Total other income and (expense), net	(31,519)	(21,734)	(64,318)	(42,060)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	19,873	29,177	71,862	68,525

Less: Income tax expense - net	4,960	5,931	15,164	12,976
NET INCOME	14,913	23,246	56,698	55,549

Less: Dividends on preferred stock	804	804	1,607	1,607
NET INCOME APPLICABLE TO COMMON STOCK	$14,109	$22,442	$55,091	$53,942

Comparison of three months ended June 30, 2019 and three months ended June 30, 2018

Revenues

Revenues during the three months ended June 30, 2019 decreased $18.8 million compared to the same period in 2018, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	June 30,			Percentage
	2019	2018	Change	Change
Revenues:
Retail revenues	327,688	337,701	$(10,013)	(3.0)%
Wholesale revenues	10,006	17,652	(7,646)	(43.3)%
Miscellaneous revenues	3,175	4,325	(1,150)	(26.6)%
Total revenues	$340,869	$359,678	$(18,809)	(5.2)%

Heating degree days:
Actual	457	542	(85)	(15.7)%
30-year average	527	524

Cooling degree days:
Actual	312	575	(263)	(45.7)%
30-year average	309	309

Retail Revenues

The decrease in retail revenues of $10.0 million was primarily due to the following (in millions):

Volume:
Net decrease in the volume of kWh sold, primarily due to unfavorable weather in our service territory versus the comparable period in the prior year	$(37.6)
Price:
Net increase in the weighted average price of retail kWh sold, primarily due to new basic rates and charges that were effective on December 5, 2018 as a result of implementing the 2018 Base Rate Order and favorable block rate(1) and other retail rate variances.	23.9
Increase in other retail revenues primarily due to updated estimates of 2018 DSM shared savings recorded in the second quarter of 2019	3.7
Net increase in price	$27.6

Net decrease in retail revenues	$(10.0)

(1)
Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases and vice versa.

Wholesale Revenues

The decrease in wholesale revenues of $7.6 million was primarily due to a $4.8 million decrease in the quantity of kWh sold, primarily due to decreased unit availability as a result of outages at the CCGT plant at Eagle Valley and at Petersburg in the second quarter of 2019 and a $2.8 million decrease in the weighted average price per kWh sold. We sold 397.1 million kWh in the wholesale market during the second quarter of 2019 compared to 545.5 million kWh during the second quarter of 2018. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. For the comparable period in 2018, 50% of IPL's annual wholesale margins above (or below) an established benchmark of $6.3 million were shared with customers through the Off System Sales Margin rider (in accordance with the 2016

Base Rate Order). Effective on December 5, 2018, with the implementation of the 2018 Base Rate Order, 100% of annual wholesale margins earned above (or below) the benchmark of $16.3 million are passed back (or charged) to customers through the Off System Sales Margin rider.

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three months ended June 30, 2019 compared to the same period in 2018 (in thousands):

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
Operating costs and expenses:
Fuel	72,217	93,979	$(21,762)	(23.2)%
Power purchased	36,719	36,119	600	1.7%
Operation and maintenance	113,661	103,900	9,761	9.4%
Depreciation and amortization	59,897	59,286	611	1.0%
Taxes other than income taxes	6,983	15,483	(8,500)	(54.9)%
Total operating costs and expenses	$289,477	$308,767	$(19,290)	(6.2)%

Fuel

The decrease in fuel costs of $21.8 million was primarily due to (i) a $19.8 million decrease in the quantity of fuel consumed versus the comparable period (mostly due to milder weather and increased outages in the current period), (ii) a $2.6 million decrease from deferred fuel costs and (iii) a $1.0 million decrease due to the lower price of natural gas we consumed versus the comparable period, partially offset by (iv) a $0.9 million increase due to the higher price of coal we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider discussed above. As a result of the 100% sharing that begin December 5, 2018, fluctuations in such costs will not have an impact on our earnings from operations before income taxes.

Operation and Maintenance

The increase in Operation and maintenance of $9.8 million was mostly attributed to increased outage costs and, to a lesser extent, increased tree trimming costs

Taxes Other Than Income Taxes

The decrease in Taxes other than income taxes of $8.5 million was mostly attributed to lower property taxes of $5.0 million primarily as a result of lower assessed values and a prior period true-up.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three months ended June 30, 2019 compared to the same period in 2018 (in thousands):

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	817	2,278	$(1,461)	(64.1)%
Interest expense	(30,291)	(23,780)	(6,511)	27.4%
Other income / (expense), net	(2,045)	(232)	(1,813)	781.5%
Total other income/(expense), net	$(31,519)	$(21,734)	$(9,785)	45.0%

The $9.8 million decrease in Total other income / (expense), net was primarily due to a $1.5 million decrease in allowance for equity funds used during construction due to a lower average construction work in progress balance compared to the second quarter of 2018 (due to the commencement of commercial operations at the Eagle Valley CCGT in April 2018). In addition, interest expense increased $6.5 million primarily due to a $5.9 million decrease in the allowance for borrowed funds used during construction (primarily as a result of the Eagle Valley CCGT as discussed above), and higher interest on long-term debt of $0.5 million. The $1.8 million decrease in Other income/(expense), net was primarily due to an increase in defined benefit plan costs of $3.2 million due to a lower expected return on plan assets in 2019 compared to 2018.

Income Tax Expense - Net

The following table illustrates our changes in income tax expense - net during the three months ended June 30, 2019 compared to the same period in 2018 (in thousands):

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
Income tax expense - net	4,960	5,931	$(971)	(16.4)%

The decrease in income tax expense - net of $1.0 million was primarily due to (i) lower pretax income versus the comparable period, partially offset by (ii) an increase in the effective tax rate versus the comparable period primarily due to a decrease in the tax benefits associated with the allowance for equity funds used during construction.

Comparison of six months ended June 30, 2019 and six months ended June 30, 2018

Revenues

Revenues during the six months ended June 30, 2019 increased $9.0 million compared to the same period in 2018, which resulted from the following changes (dollars in thousands):

	Six Months Ended
	June 30,			Percentage
	2019	2018	Change	Change
Revenues:
Retail revenues	699,084	687,120	$11,964	1.7%
Wholesale revenues	17,107	19,163	(2,056)	(10.7)%
Miscellaneous revenues	6,987	7,899	(912)	(11.5)%
Total revenues	$723,178	$714,182	$8,996	1.3%

Heating degree days:
Actual	3,306	3,337	(31)	(0.9)%
30-year average	3,297	3,297

Cooling degree days:
Actual	312	580	(268)	(46.2)%
30-year average	309	309

Retail Revenues

The increase in retail revenues of $12.0 million was primarily due to the following (in millions):

Volume:
Net decrease in the volume of kWh sold, primarily due to unfavorable weather in our service territory versus the comparable period in the prior year	$(35.6)
Price:
Net increase in the weighted average price of retail kWh sold, primarily due to new basic rates and charges that were effective on December 5, 2018 as a result of implementing the 2018 Base Rate Order and favorable block rate(1) and other retail rate variances.	42.9
Increase in other retail revenues primarily due to updated estimates of 2018 DSM shared savings recorded in 2019	4.7
Net increase in price	47.6

Net increase in retail revenues	$12.0

(1)
Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases and vice versa.

Wholesale Revenues

The decrease in wholesale revenues of $2.1 million was primarily due to a $4.4 million decrease in the weighted average price per kWh sold, partially offset by a $2.3 million increase in the quantity of kWh sold primarily due to increased generation capacity as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018. We sold 665.4 million kWh in the wholesale market during the first half of 2019 compared to 592.8 million kWh during the first half of 2018. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. For the comparable period in 2018, 50% of IPL's annual wholesale margins above (or below) an established benchmark of $6.3 million were shared with customers through the Off System Sales Margin rider (in accordance with the 2016 Base Rate Order). Effective on December 5, 2018, with the implementation of the 2018 Base Rate Order, 100% of annual wholesale margins earned above (or below) the benchmark of $16.3 million are passed back (or charged) to customers through the Off System Sales Margin rider.

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the six months ended June 30, 2019 compared to the same period in 2018 (in thousands):

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
Operating costs and expenses:
Fuel	$161,016	$161,836	$(820)	(0.5)%
Power purchased	69,643	92,313	(22,670)	(24.6)%
Operation and maintenance	215,807	205,581	10,226	5.0%
Depreciation and amortization	119,566	114,612	4,954	4.3%
Taxes other than income taxes	20,966	29,255	(8,289)	(28.3)%
Total operating costs and expenses	$586,998	$603,597	$(16,599)	(2.8)%

Fuel

The decrease in fuel costs of $0.8 million was primarily due to (i) a $4.1 million decrease due to the lower price of natural gas we consumed versus the comparable period and (ii) a $3.5 million decrease in the quantity of fuel consumed versus the comparable period (mostly due to milder weather and increased outages in the current period), partially offset by (iii) a $4.3 million increase from deferred fuel costs and (iv) a $1.7 million increase due to the higher price of coal we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider discussed above. As a result of the 100% sharing that begin December 5, 2018, fluctuations in such costs will not have an impact on our earnings from operations before income taxes.

Power Purchased

The decrease in purchased power costs of $22.7 million was primarily due to (i) a 39% decrease in the volume of power purchased during the period ($28.6 million) and (ii) capacity expense (including deferrals) decreased by $3.6 million in the comparable periods primarily due to the CCGT plant at Eagle Valley commencing commercial operations in April 2018 (as discussed above), partially offset by (iii) a $9.7 million increase in the market price of purchased power. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and that at times it is less expensive to buy power in the market than to produce it. The primary driver for the $28.6 million volume decrease was lower demand and the commencement of commercial operations of the CCGT plant at Eagle Valley in April 2018, which is generally called upon by MISO whenever it is available due to its relatively low cost to produce electricity. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The increase in Operation and maintenance of $10.2 million was mostly attributed to increased outage costs and, to a lesser extent, increased tree trimming costs.

Depreciation and Amortization

The increase in Depreciation and amortization expense of $5.0 million was mostly attributed to the impact of additional assets placed in service (primarily the newly constructed CCGT plant at Eagle Valley).

Taxes Other Than Income Taxes

The decrease in Taxes other than income taxes of $8.3 million was mostly attributed to lower property taxes of $5.0 million primarily as a result of lower assessed values and a prior period true-up.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the six months ended June 30, 2019 compared to the same period in 2018 (in thousands):

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$1,728	$7,380	$(5,652)	(76.6)%
Interest expense	(60,773)	(47,548)	(13,225)	27.8%
Other income / (expense), net	(5,273)	(1,892)	(3,381)	178.7%
Total other income/(expense), net	$(64,318)	$(42,060)	$(22,258)	52.9%

The $22.3 million decrease in Total other income / (expense), net was primarily due to the $5.7 million decrease in allowance for equity funds used during construction due to a lower average construction work in progress balance compared to the first half of 2018 (due to the commencement of commercial operations at the Eagle Valley CCGT in April 2018). In addition, interest expense increased $13.2 million primarily due to a $11.7 million decrease in the allowance for borrowed funds used during construction (primarily as a result of the Eagle Valley CCGT as discussed above), and higher interest on long-term debt of $1.3 million. The $3.4 million decrease in Other income/(expense), net was primarily due to an increase in defined benefit plan costs of $5.1 million due to a lower expected return on plan assets in 2019 compared to 2018.

Income Tax Expense - Net

The following table illustrates our changes in income tax expense - net during the six months ended June 30, 2019 compared to the same period in 2018 (in thousands):

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
Income tax expense - net	$15,164	$12,976	$2,188	16.9%

The increase in income tax expense - net of $2.2 million was primarily due to (i) an increase in the effective tax rate versus the comparable period primarily due to a decrease in the tax benefits associated with the allowance for equity funds used during construction and (ii) higher pretax income versus the comparable period.

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

TDSIC Filing

In 2013, Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, was signed into law.  Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next base rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues.

On July 24, 2019, IPL filed a petition with the IURC for approval of a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. An IURC order is expected in the first half of 2020.

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

Climate Change Legislation and Regulation

On October 23, 2015, the EPA finalized CO2 emission rules for existing power plants under CAA Section 111(d) (called the CPP). The CPP provided for interim emissions performance rates that must be achieved beginning in
2022 and final emissions performance rates that must be achieved starting in 2030. In addition, on February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the CPP pending resolution of challenges to the rule. Challenges to the CPP are being held in abeyance at this time. On October 16, 2017, the EPA published in the Federal Register a proposed rule that would rescind the CPP. On July 8, 2019, EPA published a final rule to repeal the CPP.

On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the Affordable Clean Energy (ACE) Rule. On July 8, 2019, EPA published the final ACE Rule along with associated revisions to implementing regulations. The final ACE Rule replaces the CPP and determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule requires the State of Indiana to develop a State Plan to establish CO2 emission limits for designated facilities, including IPL Petersburg’s coal-fired electric generating units. States have three years to develop their plans under the rule. Impacts remain largely uncertain because a State Plan has not yet been developed.

Due to the uncertainty of these regulations, and existing and potential associated litigation, it is too early to determine the potential impact, but any rule could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

Waste Management and CCR

In the course of operations, our facilities generate solid and liquid waste materials requiring eventual disposal or processing. Waste materials generated at our electric power and distribution facilities include asbestos, CCR, oil, scrap metal, rubbish, small quantities of industrial hazardous wastes such as spent solvents, tree-and-land-clearing wastes and polychlorinated biphenyl contaminated liquids and solids. We endeavor to ensure that all our solid and liquid wastes are disposed of in accordance with applicable national, regional, state and local regulations. With the exception of CCR, we do not usually physically dispose of waste materials on our property. Instead, they are usually shipped off-site for final disposal, treatment or recycling. Some of our CCRs are beneficially used on-site and off site, including as a raw material for production of wallboard, concrete or cement and as agricultural soil amendment, and some are disposed off-site in permitted disposal facilities. A small amount of CCR, which consists of bottom ash, fly ash and air pollution control wastes, is disposed of at our Petersburg coal-fired power generation plant using engineered, permitted landfills.

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

On July 29, 2019, EPA published its proposed rule that would codify that financial responsibility demonstrations are not required for Electric Power Generation, Transmission and Distribution entities under CERCLA. Under Section 108(b) of CERCLA, EPA must impose regulations on classes of facilities to ensure that such entities establish and maintain evidence of financial responsibility consistent with the degree and duration of risk associated with the production, transportation, treatment and storage of hazardous substances. The level of financial responsibility required is determined by the President, in his discretion. Some constituents of the CCR wastewater leachate detected through the CCR rule could, theoretically be classified as hazardous substances. The proposed rule, if finalized, would maintain the status quo in the Electric Power Generation, Transmission and Distribution industry that such financial responsibility demonstrations are not required. If, however additional financial responsibility requirements are imposed as a result of this rulemaking or associated litigation (if any), it could have a material impact on our business, financial condition and results of operations.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of June 30, 2019, we had unrestricted cash and cash equivalents of $11.4 million and available borrowing capacity of $240 million under our unsecured revolving Credit Agreement. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2020. In December 2018, we received an order from the IURC granting us authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt and refinance up to $185 million in existing indebtedness, all of which authority remains available under the order as of June 30, 2019. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of June 30, 2019. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of June 30, 2019. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

IPALCO’s Senior Secured Notes and Term Loan

IPALCO has $405 million of 3.45% Senior Secured Notes due July 15, 2020 and a $65 million Term Loan due July 1, 2020. For further discussion, please see Note 4, “Debt - IPALCO's Senior Secured Notes and Term Loan.”

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change
Net cash provided by operating activities	$150,878	$171,635	$(20,757)
Net cash used in investing activities	(114,912)	(108,244)	(6,668)
Net cash used in financing activities	(57,760)	(80,528)	22,768
Net change in cash and cash equivalents	(21,794)	(17,137)	(4,657)
Cash, cash equivalents and restricted cash at beginning of period	33,599	30,681	2,918
Cash, cash equivalents and restricted cash at end of period	$11,805	$13,544	$(1,739)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change
Net income	$56,698	$55,549	$1,149
Depreciation and amortization	119,566	114,612	4,954
Deferred income taxes and investment tax credit adjustments - net	16,350	(11,140)	27,490
Other adjustments to net income	325	(5,409)	5,734
Net income, adjusted for non-cash items	192,939	153,612	39,327
Net change in operating assets and liabilities(1)	(42,061)	18,023	(60,084)
Net cash provided by operating activities	$150,878	$171,635	$(20,757)

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.
The net change in operating assets and liabilities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was driven by changes in the following (in thousands):

Decrease from short-term and long-term regulatory assets and liabilities primarily due to proceeds IPL received in the prior year pursuant to a settlement agreement and a prior year increase to regulatory liabilities to record the impacts of the TCJA on customer rates. IPL has been passing both of these benefits on to customers in 2019.	$(66,061)
Decrease from accrued taxes payable/receivable primarily due to a current income tax benefit in 2019 compared to current income tax expense in the prior year, and increased tax sharing payments	(46,928)
Increase from pension and other postretirement benefit expenses due to lower employer contributions	35,533
Increase from accounts receivable due to timing of collections and the 2018 base rate order	15,368
Other	2,004
Net change in operating assets and liabilities	$(60,084)
Investing Activities
During the six months ended June 30, 2019, net cash used in investing activities was primarily related to capital expenditures of $107.6 million. In addition, Cost of removal and regulatory recoverable ARO payments were $6.6 million. The primary drivers of the capital expenditures includes $85.7 million of expenditures on maintenance projects and $18.6 million of expenditures on transmission and distribution projects.

During the six months ended June 30, 2018, net cash used in investing activities was primarily related to capital expenditures of $97.1 million. In addition, Cost of removal and regulatory recoverable ARO payments were $11.8 million. The primary drivers of the capital expenditures include $52.9 million of expenditures on maintenance projects, $16.7 million of expenditures on transmission and distribution projects, $8.8 million of expenditures on NPDES compliance, $7.8 million of expenditures on NAAQS compliance, and $7.7 million of expenditures on the Eagle Valley CCGT plant.

Financing Activities

During the six months ended June 30, 2019, net cash used in financing activities primarily relates to dividends paid to shareholders of $59.9 million and payments for financed capital expenditures of $5.5 million, partially offset by net borrowings of $10.0 million.

During the six months ended June 30, 2018, net cash used in financing activities primarily relates to dividends paid to shareholders of $51.3 million, payments for financed capital expenditures of $4.5 million, and net short-term debt repayments of $23.0 million.

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2019 through 2021 (including amounts already expended in the first six months of 2019) is currently estimated to cost approximately $771 million (excluding environmental compliance), and includes estimates as follows (amounts in millions):

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

Additionally, IPL plans to spend $40 million on environmental compliance costs for the three-year period from 2019 through 2021 (amounts in millions):

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project (1)	Through June 30, 2019 (1)	of Project
NAAQS Ozone	$25	$—	$25
NAAQS SO2 (2)	$29	$26	$3
Cooling water intake regulations (3)	$8	$—	$8

(1) Reflects total costs from project inception.
(2) IPL plans to spend a total of $29 million through 2019 for projects underway related to environmental compliance for NAAQS SO2.
(3) Includes spending for studies related to cooling water intake requirements in section 316(b) of the CWA.

Please see “Item 1. Business - Environmental Matters" in IPALCO’s 2018 Form 10-K for additional details on each of these projects.

In addition, the amounts described in the capital expenditure program above will increase, as IPL filed a TDSIC plan with the IURC on July 24, 2019 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on IPL’s Credit Agreement and other unsecured notes (and the amount of certain other fees in the Credit Agreement) are dependent upon the credit ratings of IPL. Downgrades in the credit ratings of AES could result in IPL’s and/or IPALCO’s credit ratings being downgraded. Any reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first six months of 2019 and 2018, IPALCO paid $59.9 million and $51.3 million, respectively, in dividends to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s Board of Directors deems relevant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2018 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2019, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting — We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. Changes may include such activities as implementing new, more efficient systems, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. During the quarter ended June

30, 2019, we implemented a new core enterprise resource planning (ERP) system, which we expect to enhance our system of internal controls over financial reporting. We expect the initial implementation of the new core ERP system to involve changes to related processes that are part of our system of internal controls over financial reporting and to require testing for effectiveness and potential further changes. During the quarter ended June 30, 2019, we successfully completed the initial implementation of the new core ERP system. Other than the system and related process changes described above, there have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the internal control structure over financial reporting to ensure that the design is proper and operating effectively.

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

Please see Note 7, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2018 and Form 10-Q for the quarter ended March 31, 2019, and the Notes to the Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information included in, or incorporated by reference into, this Item 1 to Part II should be read in conjunction with such Form 10-K and Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in the 2018 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document

10.1
$250,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, dated June 19, 2019, among Indianapolis Power & Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Joint Bookrunner and Joint Lead Arranger, U.S. Bank, National Association, as Syndication Agent, Joint Bookrunner and Joint Lead Arranger and BMO Harris Bank, N.A. and Fifth Third Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to IPALCO's Current Report on Form 8-K filed on June 21, 2019)

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

IPALCO ENTERPRISES, INC.

Date:	August 5, 2019	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2019	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(Principal Accounting Officer)