Form 10-Q
period 2019-09-30
IPALCO ENTERPRISES, INC.
filed 2019-11-06
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

At November 5, 2019, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2019

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES	$398,456	$385,149	$1,121,634	$1,099,331

OPERATING COSTS AND EXPENSES:
Fuel	93,217	90,599	254,233	252,435
Power purchased	31,840	39,267	101,483	131,580
Operation and maintenance	105,975	109,644	321,782	315,225
Depreciation and amortization	60,373	57,880	179,939	172,492
Taxes other than income taxes	12,943	12,781	33,909	42,036
Total operating costs and expenses	304,348	310,171	891,346	913,768

OPERATING INCOME	94,108	74,978	230,288	185,563

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	810	459	2,538	7,839
Interest expense	(30,620)	(22,917)	(91,393)	(70,465)
Other income / (expense), net	(2,704)	124	(7,977)	(1,768)
Total other income / (expense), net	(32,514)	(22,334)	(96,832)	(64,394)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	61,594	52,644	133,456	121,169

Less: Income tax expense - net	13,088	10,572	28,252	23,548
NET INCOME	48,506	42,072	105,204	97,621

Less: Dividends on preferred stock	803	803	2,410	2,410
NET INCOME APPLICABLE TO COMMON STOCK	$47,703	$41,269	$102,794	$95,211

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income applicable to common stock	$47,703	$41,269	$102,794	$95,211

Derivative activity:
Change in derivative fair value, net of income tax benefit of $4,322, $0, $10,188 and $0, for each respective period	(12,534)	—	(29,722)	—
Net change in fair value of derivatives	(12,534)	—	(29,722)	—

Other comprehensive loss	(12,534)	—	(29,722)	—

Net comprehensive income	$35,169	$41,269	$73,072	$95,211

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,413	$33,199
Restricted cash	400	400
Accounts receivable, net	172,676	167,559
Inventories	91,980	99,668
Regulatory assets, current	32,027	28,399
Taxes receivable	24,480	13,773
Prepayments and other current assets	18,721	15,573
Total current assets	388,697	358,571
NON-CURRENT ASSETS:
Property, plant and equipment	6,387,269	6,201,078
Less: Accumulated depreciation	2,369,515	2,256,215
	4,017,754	3,944,863
Construction work in progress	102,823	111,723
Total net property, plant and equipment	4,120,577	4,056,586
OTHER NON-CURRENT ASSETS:
Intangible assets - net	71,325	40,848
Regulatory assets, non-current	372,433	395,077
Other non-current assets	15,276	10,971
Total other non-current assets	459,034	446,896
TOTAL ASSETS	$4,968,308	$4,862,053
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (Note 4)	$469,017	$—
Accounts payable	121,559	134,931
Accrued taxes	28,848	21,325
Accrued interest	37,755	34,790
Customer deposits	33,727	32,700
Regulatory liabilities, current	54,827	51,024
Accrued and other current liabilities	63,378	27,787
Total current liabilities	809,111	302,557
NON-CURRENT LIABILITIES:
Long-term debt (Note 4)	2,181,948	2,649,064
Deferred income tax liabilities	265,017	253,085
Taxes payable	4,658	4,658
Regulatory liabilities, non-current	864,442	870,255
Accrued pension and other postretirement benefits	23,411	19,329
Asset retirement obligations	207,912	129,451
Other non-current liabilities	239	604
Total non-current liabilities	3,547,627	3,926,446
Total liabilities	4,356,738	4,229,003
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY:
Paid in capital	597,971	597,824
Accumulated other comprehensive loss	(29,722)	—
Accumulated deficit	(16,463)	(24,558)
Total common shareholders' equity	551,786	573,266
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	611,570	633,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,968,308	$4,862,053

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATIONS:
Net income	$105,204	$97,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,939	172,492
Amortization of deferred financing costs and debt premium	3,081	2,948
Deferred income taxes and investment tax credit adjustments - net	15,109	(16,852)
Allowance for equity funds used during construction	(2,538)	(7,839)
Change in certain assets and liabilities:
Accounts receivable	(5,117)	(7,361)
Inventories	7,688	2,088
Accounts payable	(46,063)	(1,620)
Accrued and other current liabilities	3,560	(5,812)
Accrued taxes payable/receivable	(9,670)	32,787
Accrued interest	2,965	1,037
Pension and other postretirement benefit expenses	4,082	(34,469)
Short-term and long-term regulatory assets and liabilities	2,213	82,306
Prepayments and other current assets	(3,576)	(10,679)
Other - net	2,895	1,059
Net cash provided by operating activities	259,772	307,706
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(126,066)	(161,830)
Project development costs	(1,268)	(761)
Cost of removal and regulatory recoverable ARO payments	(14,067)	(20,845)
Other	278	1,053
Net cash used in investing activities	(141,123)	(182,383)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	10,000	100,000
Short-term debt repayments	(10,000)	(144,000)
Dividends on common stock	(94,699)	(85,189)
Preferred dividends of subsidiary	(2,410)	(2,410)
Payments for financed capital expenditures	(5,616)	(8,469)
Other	(710)	(191)
Net cash used in financing activities	(103,435)	(140,259)
Net change in cash, cash equivalents and restricted cash	15,214	(14,936)
Cash, cash equivalents and restricted cash at beginning of period	33,599	30,681
Cash, cash equivalents and restricted cash at end of period	$48,813	$15,745

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$85,602	$66,177
Income taxes	23,600	15,800
Non-cash investing activities:
Change in accruals for capital expenditures	$13,115	$41,109

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholders' Equity (Deficit)
and Noncontrolling Interest
For the Nine Months Ended September 30, 2019 and 2018
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
2018
Beginning Balance	$597,467	$—	$(25,191)	$572,276	$59,784
Net income	—	—	31,500	31,500	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(25,328)	(25,328)	—
Other	125	—	—	125	—
Balance at March 31, 2018	597,592	—	(19,019)	578,573	59,784
Net income	—	—	22,442	22,442	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders	—	—	(25,939)	(25,939)	—
Other	79	—	—	79	—
Balance at June 30, 2018	597,671	—	(22,516)	575,155	59,784
Net income	—	—	41,269	41,269	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(33,922)	(33,922)	—
Other	65	—	—	65	—
Balance at September 30, 2018	$597,736	$—	$(15,169)	$582,567	$59,784

2019
Beginning Balance	$597,824	$—	$(24,558)	$573,266	$59,784
Net comprehensive income	—	(5,539)	40,982	35,443	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(31,590)	(31,590)	—
Other	34		—	34	—
Balance at March 31, 2019	597,858	(5,539)	(15,166)	577,153	59,784
Net comprehensive income	—	(11,649)	14,109	2,460	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders	—	—	(28,345)	(28,345)	—
Other	59	—	—	59	—
Balance at June 30, 2019	597,917	(17,188)	(29,402)	551,327	59,784
Net comprehensive income	—	(12,534)	47,703	35,169	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(34,764)	(34,764)	—
Other	54	—	—	54	—
Balance at September 30, 2019	$597,971	$(29,722)	$(16,463)	$551,786	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 500,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT plant in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of September 30, 2019, IPL’s net electric generation capacity for winter is 3,705 MW and net summer capacity is 3,560 MW.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2019	2018
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$48,413	$33,199
Restricted cash	400	400
Total cash, cash equivalents and restricted cash	$48,813	$33,599

Accounts Receivable

The following table summarizes our accounts receivable balances at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In Thousands)
Accounts receivable, net
Customer receivables	$96,919	$91,426
Unbilled revenue	66,670	68,893
Amounts due from related parties	4,949	5,720
Other	7,165	4,341
Provision for uncollectible accounts	(3,027)	(2,821)
Total accounts receivable, net	$172,676	$167,559

Inventories

The following table summarizes our inventories balances at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In Thousands)
Inventories
Fuel	$29,981	$32,457
Materials and supplies	61,999	67,211
Total inventories	$91,980	$99,668

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

ARO

During the nine months ended September 30, 2019, IPL recorded adjustments to its ARO liabilities of $80.4 million primarily to reflect an increase to estimated ash pond closure costs, including groundwater remediation. The following is a roll forward of the ARO legal liability for the nine months ended September 30, 2019 (in thousands):

Balance as of January 1, 2019	$129,451
Revisions to cash flow and timing estimates	80,406
Liabilities settled	(8,373)
Accretion expense	6,428
Balance as of September 30, 2019	$207,912

Accumulated Other Comprehensive Income / (Loss)

The changes in the components of Accumulated Other Comprehensive Income/(Loss) during the nine months ended September 30, 2019 are as follows:

Gains and losses on cash flow hedges
(In Thousands)
Balance at January 1, 2019	$—
Other comprehensive loss	(29,722)
Balance at September 30, 2019	$(29,722)

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

Under ASC 842, fewer of our contracts contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases qualify as sales-type leases and direct financing leases. Under these two models, a lessor derecognizes the asset and recognizes a lease receivable. According to ASC 842, the lease receivable includes the fair value of the asset after the contract period, but does not include variable payments such as margin on the sale of energy. Therefore, the lease receivable could be significantly different than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized lease receivable and the carrying amount of the underlying asset is recognized as a gain/loss at lease commencement.

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

ASU 2016-13 and its subsequent corresponding updates will update the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss ("CECL") model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit loses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities. There are various transition methods available upon adoption.

The Company is currently evaluating the impact of adopting the standard on its Financial Statements; however, it is expected that the new current expected credit loss model will primarily impact the calculation of the Company's expected credit losses on $175.7 million in gross trade accounts receivable.

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

VEBA Assets

IPL has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Unaudited Condensed Consolidated Balance Sheets and classified as equity securities. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, all changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the periods covered by this report. Any unrealized gains or losses are recorded in our Unaudited Condensed Consolidated Statements of Operations.

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

Interest Rate Hedges

In March 2019, we entered into forward interest rate hedges related to the 2020 IPALCO Notes and Term Loan that have maturities in July 2020. The interest rate hedges have a combined notional amount of $400.0 million, which will settle when we refinance the debt. All changes in the market value of the interest rate hedges are recorded in AOCI. The AOCI associated with the final settlement will be amortized out of AOCI into interest expense over the remaining life of the underlying debt. See also Note 3, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Recurring Fair Value Measurements

The fair value of assets and liabilities at September 30, 2019 and December 31, 2018 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at September 30, 2019	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$20	$20	$—	$—
Mutual funds	2,752	—	2,752	—
Total VEBA investments	2,772	20	2,752	—
Financial transmission rights	1,668	—	—	1,668
Total financial assets measured at fair value	$4,440	$20	$2,752	$1,668
Financial liabilities:
Interest rate hedges	$39,909	$—	$39,909	$—
Total financial liabilities measured at fair value	$39,909	$—	$39,909	$—

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2018	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$21	$21	$—	$—
Mutual funds	2,565	—	2,565	—
Total VEBA investments	2,586	21	2,565	—
Financial transmission rights	3,099	—	—	3,099
Total financial assets measured at fair value	$5,685	$21	$2,565	$3,099
Financial liabilities:
Other derivative liabilities	$53	$—	$—	$53
Total financial liabilities measured at fair value	$53	$—	$—	$53

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	September 30, 2019		December 31, 2018
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,523,800	$2,891,692	$2,523,800	$2,649,265
Variable-rate	155,000	155,000	155,000	155,000
Total indebtedness	$2,678,800	$3,046,692	$2,678,800	$2,804,265

The difference between the face value and the carrying value of this indebtedness consists of the following:

•	unamortized deferred financing costs of $21.3 million and $23.0 million at September 30, 2019 and December 31, 2018, respectively; and

•	unamortized discounts of $6.5 million and $6.7 million at September 30, 2019 and December 31, 2018, respectively.

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

At September 30, 2019, IPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	9,131	—	9,131

(a)	Refers to whether the derivative instruments have been designated as a cash flow hedge.

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

The following tables provide information on gains or losses recognized in AOCI for the cash flow hedges for the period indicated:

Interest Rate Hedges for the Nine Months Ended September 30, 2019
$ in thousands (net of tax)
Beginning accumulated derivative gain / (loss) in AOCI	$—

Net losses associated with current period hedging transactions	(29,722)
Ending accumulated derivative loss in AOCI	$(29,722)

Portion expected to be reclassified to earnings in the next twelve months	$—
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	10

Derivatives Not Designated as Hedge

FTRs do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, such contracts are recorded at fair value when acquired and subsequently amortized over the annual period as they are used. FTRs are initially recorded at fair value using the income approach.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of September 30, 2019, IPALCO did not have any offsetting positions.

4. DEBT

Long-Term Debt

The following table presents our long-term debt:

		September 30,	December 31,
Series	Due	2019	2018
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,189)	(6,272)
Deferred financing costs		(16,769)	(17,115)
Total IPL first mortgage bonds		1,690,842	1,690,413
IPL unsecured debt:
Variable (2)	December 2020	30,000	30,000
Variable (2)	December 2020	60,000	60,000
Deferred financing costs		(143)	(229)
Total IPL unsecured debt		89,857	89,771
Total Long-term Debt – IPL		1,780,699	1,780,184
Long-term Debt – IPALCO:
Term Loan	July 2020	65,000	65,000
3.45% Senior Secured Notes	July 2020	405,000	405,000
3.70% Senior Secured Notes	September 2024	405,000	405,000
Unamortized discount – net		(341)	(424)
Deferred financing costs		(4,393)	(5,696)
Total Long-term Debt – IPALCO		870,266	868,880
Total Consolidated IPALCO Long-term Debt		2,650,965	2,649,064
Less: Current Portion of Long-term Debt		469,017	—
Net Consolidated IPALCO Long-term Debt		$2,181,948	$2,649,064

(1)	First mortgage bonds issued to the Indiana Finance Authority to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

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

Line of Credit

IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility (the "Credit Agreement") on June 19, 2019 with a syndication of bank lenders. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness under the existing Credit Agreement, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on June 19, 2024, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time prior to June 19, 2023, subject to approval by the lenders. The Credit Agreement also includes two one-year extension options, allowing IPL to extend the maturity date subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties to the Credit Agreement. IPL had no outstanding borrowings on the committed line of credit as of September 30, 2019 or December 31, 2018.

5. INCOME TAXES

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rate was 21.2% and 21.2% for the three and nine months ended September 30, 2019, respectively, as compared to 20.4% and 19.8% for the three and nine months ended September 30, 2018, respectively. The increases in the effective tax rates versus the comparable periods were primarily due to decreases in tax benefits resulting from the lower allowance for equity funds used during construction versus the comparable periods.

6. BENEFIT PLANS

The following table (in thousands) presents information for the nine months ended September 30, 2019, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2018	$(12,743)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(1,853)
Interest cost	(6,836)
Expected return on assets	7,477
Net unfunded status at March 31, 2019	$(13,955)
Net benefit cost components reflected in net unfunded status during second quarter:
Service cost	(1,852)
Interest cost	(6,836)
Expected return on assets	7,477
Net unfunded status at June 30, 2019	$(15,166)
Net benefit cost components reflected in net unfunded status during third quarter:
Service cost	(1,853)
Interest cost	(6,836)
Expected return on assets	7,477
Net unfunded status at September 30, 2019	$(16,378)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2018	$201,452
Amount reclassified through net benefit cost:
Amortization of prior service cost	(956)
Amortization of net actuarial loss	(2,771)
Regulatory assets at March 31, 2019	$197,725
Amount reclassified through net benefit cost:
Amortization of prior service cost	(957)
Amortization of net actuarial loss	(2,770)
Regulatory assets at June 30, 2019	$193,998
Amount reclassified through net benefit cost:
Amortization of prior service cost	(956)
Amortization of net actuarial loss	(2,770)
Regulatory assets at September 30, 2019	$190,272

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

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,853	$2,112	$5,558	$6,338
Interest cost	6,836	6,305	20,508	18,915
Expected return on plan assets	(7,477)	(10,200)	(22,431)	(30,600)
Amortization of prior service cost	956	959	2,869	2,878
Amortization of actuarial loss	2,770	2,851	8,311	8,552
Curtailments(1)	—	—	—	1,230
Net periodic benefit cost	$4,938	$2,027	$14,815	$7,313

(1)	As a result of the announced AES restructuring in the first quarter of 2018, we recognized a plan curtailment of $1.2 million for the nine months ended September 30, 2018.

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $7.1 million and $6.7 million at September 30, 2019 and December 31, 2018, respectively, were not material to the Financial Statements in the periods covered by this report.

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

8. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other nonutility business activities aggregated separately. The “All Other” nonutility category primarily includes the Term Loan, 2020 IPALCO Notes and 2024 IPALCO Notes; approximately $11.8 million and $6.4 million of cash and cash equivalents as of September 30, 2019 and December 31, 2018, respectively; long-term investments of $2.7 million and $4.0 million at September 30, 2019 and December 31, 2018, respectively; long-term liabilities for interest rate hedges of $39.9 million and $0 million as of September 30, 2019 and December 31, 2018, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of September 30, 2019 and December 31, 2018. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$398,456	$—	$398,456	$385,149	$—	$385,149
Depreciation and amortization	$60,373	$—	$60,373	$57,880	$—	$57,880
Interest expense	$22,244	$8,376	$30,620	$15,255	$7,662	$22,917
Earnings/(loss) from operations before income tax	$69,881	$(8,287)	$61,594	$60,347	$(7,703)	$52,644

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$1,121,634	$—	$1,121,634	$1,099,331	$—	$1,099,331
Depreciation and amortization	$179,939	$—	$179,939	$172,492	$—	$172,492
Interest expense	$66,757	$24,636	$91,393	$47,461	$23,004	$70,465
Earnings/(loss) from operations before income tax	$158,153	$(24,697)	$133,456	$144,416	$(23,247)	$121,169
Capital expenditures(1)	$131,682	$—	$131,682	$170,299	$—	$170,299

	As of September 30, 2019			As of December 31, 2018
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$4,952,080	$16,228	$4,968,308	$4,851,712	$10,341	$4,862,053

(1) Capital expenditures includes payments for financed capital expenditures of $5.6 million and $8.5 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

IPL’s revenue from contracts with customers was $391.5 million for the three months ended September 30, 2019 and $379.5 million for the three months ended September 30, 2018, respectively, and $1,100.4 million for the nine months ended September 30, 2019 and $1,083.2 million for the nine months ended September 30, 2018, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended	For the Three Months Ended
	September 30, 2019	September 30, 2018
Retail Revenues
Retail revenue from contracts with customers	$369,945	$366,030
Other retail revenues (1)	6,478	4,293
Wholesale Revenues	18,426	10,844
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	3,091	2,631
Other miscellaneous revenues (2)	516	1,351
Total Revenues	$398,456	$385,149

(1) Other retail revenue represents alternative revenue programs not accounted for under ASC 606
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Retail Revenues
Retail revenue from contracts with customers	$1,056,438	$1,045,286
Other retail revenues (1)	19,069	12,157
Wholesale Revenues	35,533	30,007
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	8,474	7,906
Other miscellaneous revenues (2)	2,120	3,975
Total Revenues	$1,121,634	$1,099,331

(1) Other retail revenue represents alternative revenue programs not accounted for under ASC 606
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers were $165.7 million and $160.8 million as of September 30, 2019 and December 31, 2018, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days.

10. LEASES

LESSEE

The Company enters into long-term non-cancelable lease arrangements which are classified as either operating or finance leases; however, lease balances were not material to the Financial Statements in the periods covered by this report.

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Unaudited Condensed Consolidated Statements of Operations was $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Condensed Consolidated Balance Sheet were $4.2 million and $0.7 million, respectively, as of September 30, 2019.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of September 30, 2019.

The following table shows the future minimum lease receipts as of September 30, 2019 for the remainder of 2019 through 2023 and thereafter (in thousands):

Operating Leases
2019	$254
2020	941
2021	994
2022	906
2023	906
Thereafter	3,414
Total	$7,415

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

EXECUTIVE SUMMARY

Compared with the prior year, the results for the three months ended September 30, 2019 reflect higher earnings from operations before income tax of $9.0 million, or 17.0%, primarily due to factors including, but not limited to:

•	increased retail rates due to the 2018 Base Rate Order, which approved a $43.9 million, or 3.2%, increase in annual revenues and also increased the benchmark for recovery of wholesale margins; and

•	increased wholesale margins due to higher unit availability at the CCGT plant at Eagle Valley versus the comparable period.

These were partially offset by:

•	increased maintenance expense primarily driven by higher scheduled plant outage costs; and

•	lower allowance for borrowed funds used during construction following the 2018 Base Rate Order (resulting in higher interest expense).

Compared with the prior year, the results for the nine months ended September 30, 2019 reflect higher earnings from operations before income tax of $12.3 million, or 10.1%, primarily due to factors including, but not limited to:

•	increased retail rates following the 2018 Base Rate Order, which approved a $43.9 million, or 3.2%, increase in annual revenues and also increased the benchmark for recovery of wholesale margins.

This was partially offset by:

•	a net decrease in the volume of retail kWh sold mostly due to milder weather;

•	increased maintenance expense primarily driven by higher scheduled plant outage costs;

•	lower allowance for equity funds used during construction as a result of placing the CCGT plant at Eagle Valley into service in April 2018; and

•	lower allowance for borrowed funds used during construction following the 2018 Base Rate Order (resulting in higher interest expense).

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES	$398,456	$385,149	$1,121,634	$1,099,331

OPERATING COSTS AND EXPENSES:
Fuel	93,217	90,599	254,233	252,435
Power purchased	31,840	39,267	101,483	131,580
Operation and maintenance	105,975	109,644	321,782	315,225
Depreciation and amortization	60,373	57,880	179,939	172,492
Taxes other than income taxes	12,943	12,781	33,909	42,036
Total operating costs and expenses	304,348	310,171	891,346	913,768

OPERATING INCOME	94,108	74,978	230,288	185,563

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	810	459	2,538	7,839
Interest expense	(30,620)	(22,917)	(91,393)	(70,465)
Other income / (expense), net	(2,704)	124	(7,977)	(1,768)
Total other income / (expense), net	(32,514)	(22,334)	(96,832)	(64,394)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	61,594	52,644	133,456	121,169

Less: Income tax expense - net	13,088	10,572	28,252	23,548
NET INCOME	48,506	42,072	105,204	97,621

Less: Dividends on preferred stock	803	803	2,410	2,410
NET INCOME APPLICABLE TO COMMON STOCK	$47,703	$41,269	$102,794	$95,211

Comparison of three months ended September 30, 2019 and three months ended September 30, 2018

Revenues

Revenues during the three months ended September 30, 2019 increased $13.3 million compared to the same period in 2018, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	September 30,			Percentage
	2019	2018	Change	Change
Revenues:
Retail revenues	$376,423	$370,323	$6,100	1.6%
Wholesale revenues	18,426	10,844	7,582	69.9%
Miscellaneous revenues	3,607	3,982	(375)	(9.4)%
Total revenues	$398,456	$385,149	$13,307	3.5%

Heating degree days:
Actual	—	33	(33)	(100.0)%
30-year average	68	70

Cooling degree days:
Actual	969	959	10	1.0%
30-year average	752	744

Retail Revenues

The increase in retail revenues of $6.1 million was primarily due to the following (in millions):

Volume:
Net increase in the volume of kWh sold	$1.3
Price:
Net increase in the weighted average price of retail kWh sold, primarily due to new basic rates and charges that were effective on December 5, 2018 as a result of implementing the 2018 Base Rate Order, partially offset by a decrease in DSM program rate adjustment mechanism revenues(1), unfavorable block rate(2) and other retail rate variances.	2.6
Increase in other retail revenues primarily due to updated estimates of 2018 DSM lost revenues and other recoverable items recorded in the third quarter of 2019.	2.2
Net increase in price	$4.8

Net increase in retail revenues	$6.1

(1)	The decrease in DSM program rate adjustment mechanism revenues are offset by a decrease in operating expenses.

(2)
Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases and vice versa.

Wholesale Revenues

The increase in wholesale revenues of $7.6 million was primarily due to a $10.1 million increase in the quantity of kWh sold (primarily due to increased unit availability as a result of outages at the CCGT plant at Eagle Valley in the third quarter of 2018), partially offset by a $2.5 million decrease in the weighted average price per kWh sold. We sold 694.6 million kWh in the wholesale market during the third quarter of 2019 compared to 360.6 million kWh during the third quarter of 2018. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. For the comparable period in 2018, 50% of IPL's annual wholesale margins above (or below) an established benchmark of $6.3 million were shared with customers through the Off System Sales Margin rider (in accordance with the 2016 Base Rate Order). Effective on December 5, 2018, with the implementation of the 2018 Base Rate Order, 100% of annual wholesale margins earned above (or below) the benchmark of $16.3 million are passed back (or charged) to customers through the Off System Sales Margin rider.

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three months ended September 30, 2019 compared to the same period in 2018 (in thousands):

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
Operating costs and expenses:
Fuel	$93,217	$90,599	$2,618	2.9%
Power purchased	31,840	39,267	(7,427)	(18.9)%
Operation and maintenance	105,975	109,644	(3,669)	(3.3)%
Depreciation and amortization	60,373	57,880	2,493	4.3%
Taxes other than income taxes	12,943	12,781	162	1.3%
Total operating costs and expenses	$304,348	$310,171	$(5,823)	(1.9)%

Fuel

The increase in fuel costs of $2.6 million was primarily due to (i) a $12.8 million increase in the quantity of fuel consumed versus the comparable period, (ii) a $6.4 million increase from deferred fuel costs, partially offset by (iii) a $10.8 million decrease due to the lower price of natural gas we consumed versus the comparable period and (iv) a $5.9 million decrease due to the lower price of coal we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider discussed above. As a result of the 100% sharing that began December 5, 2018, fluctuations in such costs will not have an impact on our earnings from operations before income taxes.

Power Purchased

The decrease in purchased power costs of $7.4 million was primarily due to (i) a 55% decrease in the volume of power purchased during the period ($18.0 million) primarily due to increased unit availability of the CCGT plant at Eagle Valley in the third quarter of 2019 (as discussed above), partially offset by (ii) a $10.5 million increase in the market price of purchased power. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The decrease in Operation and maintenance of $3.7 million was mostly attributed to (i) lower DSM program costs of $7.9 million (these program costs are recoverable through customer rates and are offset by a decrease in DSM revenues), partially offset by (ii) increased maintenance expenses of $5.7 million (primarily due to the timing and duration of outages, as well as increased tree trimming costs).

Depreciation and Amortization

The increase in Depreciation and amortization expense of $2.5 million was mostly attributed to the impact of additional assets placed in service (primarily the newly constructed CCGT plant at Eagle Valley) and no longer deferring depreciation expense on the Eagle Valley CCGT (in accordance with the 2018 Base Rate Order).

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three months ended September 30, 2019 compared to the same period in 2018 (in thousands):

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$810	$459	$351	76.5%
Interest expense	(30,620)	(22,917)	(7,703)	33.6%
Other income / (expense), net	(2,704)	124	(2,828)	(2,280.6)%
Total other income/(expense), net	$(32,514)	$(22,334)	$(10,180)	45.6%

Interest Expense

The increase in Interest expense of $7.7 million was primarily due to a $6.6 million decrease in the allowance for borrowed funds used during construction, which IPL earned in the prior period on the Eagle Valley CCGT until the 2018 Base Rate Order was approved in December 2018, and higher interest on long-term debt of $1.0 million.

Other income/(expense), net

The decrease in Other income/(expense), net of $2.8 million was primarily due to an increase in defined benefit plan costs of $3.2 million due to a lower expected return on plan assets in 2019 compared to 2018.

Income Tax Expense - Net

The following table illustrates our changes in income tax expense - net during the three months ended September 30, 2019 compared to the same period in 2018 (in thousands):

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
Income tax expense - net	$13,088	$10,572	$2,516	23.8%

The increase in Income tax expense - net of $2.5 million was primarily due to higher pretax income versus the comparable period.

Comparison of nine months ended September 30, 2019 and nine months ended September 30, 2018

Revenues

Revenues during the nine months ended September 30, 2019 increased $22.3 million compared to the same period in 2018, which resulted from the following changes (dollars in thousands):

	Nine Months Ended
	September 30,			Percentage
	2019	2018	Change	Change
Revenues:
Retail revenues	$1,075,507	$1,057,443	$18,064	1.7%
Wholesale revenues	35,533	30,007	5,526	18.4%
Miscellaneous revenues	10,594	11,881	(1,287)	(10.8)%
Total revenues	$1,121,634	$1,099,331	$22,303	2.0%

Heating degree days:
Actual	3,306	3,370	(64)	(1.9)%
30-year average	3,365	3,367

Cooling degree days:
Actual	1,281	1,539	(258)	(16.8)%
30-year average	1,061	1,053

Retail Revenues

The increase in retail revenues of $18.1 million was primarily due to the following (in millions):

Volume:
Net decrease in the volume of kWh sold, primarily due to unfavorable weather in our service territory versus the comparable period in the prior year	$(34.5)
Price:
Net increase in the weighted average price of retail kWh sold, primarily due to new basic rates and charges that were effective on December 5, 2018 as a result of implementing the 2018 Base Rate Order and favorable block rate(1) and other retail rate variances, partially offset by a decrease in DSM program rate adjustment mechanism revenues(2).	45.7
Increase in other retail revenues primarily due to updated estimates of 2018 DSM shared savings and lost revenues recorded in 2019.	6.9
Net increase in price	$52.6

Net increase in retail revenues	$18.1

(1)
Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases and vice versa.

(2)	The decrease in DSM program rate adjustment mechanism revenues are offset by a decrease in operating expenses.

Wholesale Revenues

The increase in wholesale revenues of $5.5 million was primarily due to a $12.8 million increase in the quantity of kWh sold primarily due to increased generation capacity as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018 as well as increased unit availability as a result of outages at the CCGT plant at Eagle Valley in the third quarter of 2018, partially offset by a $7.3 million decrease in the weighted average price per kWh sold. We sold 1,360.0 million kWh in the wholesale market during the first nine months of 2019 compared to 953.5 million kWh during the first nine months of 2018. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. For the comparable period in 2018, 50% of IPL's annual wholesale margins above (or below) an established benchmark of $6.3 million were shared with customers through the Off System

Sales Margin rider (in accordance with the 2016 Base Rate Order). Effective on December 5, 2018, with the implementation of the 2018 Base Rate Order, 100% of annual wholesale margins earned above (or below) the benchmark of $16.3 million are passed back (or charged) to customers through the Off System Sales Margin rider.

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the nine months ended September 30, 2019 compared to the same period in 2018 (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
Operating costs and expenses:
Fuel	$254,233	$252,435	$1,798	0.7%
Power purchased	101,483	131,580	(30,097)	(22.9)%
Operation and maintenance	321,782	315,225	6,557	2.1%
Depreciation and amortization	179,939	172,492	7,447	4.3%
Taxes other than income taxes	33,909	42,036	(8,127)	(19.3)%
Total operating costs and expenses	$891,346	$913,768	$(22,422)	(2.5)%

Fuel

The increase in fuel costs of $1.8 million was primarily due to (i) a $9.6 million increase in the quantity of fuel consumed versus the comparable period and (ii) a $10.7 million increase from deferred fuel costs, partially offset by (iii) a $15.1 million decrease due to the lower price of natural gas we consumed versus the comparable period and (iv) a $4.3 million decrease due to the lower price of coal we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider discussed above. As a result of the 100% sharing that began December 5, 2018, fluctuations in such costs will not have an impact on our earnings from operations before income taxes.

Power Purchased

The decrease in purchased power costs of $30.1 million was primarily due to (i) a 43% decrease in the volume of power purchased during the period ($46.2 million) and (ii) capacity expense (including deferrals) decreased by $3.6 million versus the prior period primarily due to the CCGT plant at Eagle Valley commencing commercial operations in April 2018 (as discussed above), partially offset by (iii) a $19.8 million increase in the market price of purchased power. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The primary driver for the $46.2 million volume decrease was lower demand and the commencement of commercial operations of the CCGT plant at Eagle Valley in April 2018, as well as outages at the CCGT plant at Eagle Valley in the third quarter of 2018 (as discussed above). The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The increase in Operation and maintenance of $6.6 million was mostly attributed to (i) increased maintenance expenses of $14.3 million (primarily due to the timing and duration of outages, as well as increased tree trimming costs), partially offset by (ii) lower DSM program costs of $7.3 million (these program costs are recoverable through customer rates and are offset by a decrease in DSM revenues).

Depreciation and Amortization

The increase in Depreciation and amortization expense of $7.4 million was mostly attributed to the impact of additional assets placed in service (primarily the newly constructed CCGT plant at Eagle Valley) and no longer deferring depreciation expense on the Eagle Valley CCGT (in accordance with the 2018 Base Rate Order).

Taxes Other Than Income Taxes

The decrease in Taxes other than income taxes of $8.1 million was mostly attributed to lower property taxes of $7.5 million primarily as a result of lower assessed values and a prior period true-up.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the nine months ended September 30, 2019 compared to the same period in 2018 (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$2,538	$7,839	$(5,301)	(67.6)%
Interest expense	(91,393)	(70,465)	(20,928)	29.7%
Other income / (expense), net	(7,977)	(1,768)	(6,209)	351.2%
Total other income/(expense), net	$(96,832)	$(64,394)	$(32,438)	50.4%

Allowance for Equity Funds Used During Construction

The decrease in Allowance for equity funds used during construction of $5.3 million was primarily due to a lower average construction work in progress balance compared to the first nine months of 2018 (due to the commencement of commercial operations at the Eagle Valley CCGT in April 2018).

Interest Expense

The increase in Interest expense of $20.9 million was primarily due to an $18.3 million decrease in the allowance for borrowed funds used during construction, which IPL earned in the prior period on the Eagle Valley CCGT until the 2018 Base Rate Order was approved in December 2018, and higher interest on long-term debt of $2.3 million.

Other Income/(Expense), Net

The decrease in Other income/(expense), net of $6.2 million was primarily due to an increase in defined benefit plan costs of $8.3 million due to a lower expected return on plan assets in 2019 compared to 2018.

Income Tax Expense - Net

The following table illustrates our changes in income tax expense - net during the nine months ended September 30, 2019 compared to the same period in 2018 (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
Income tax expense - net	$28,252	$23,548	$4,704	20.0%

The increase in Income tax expense - net of $4.7 million was primarily due to (i) higher pretax income versus the comparable period and (ii) an increase in the effective tax rate versus the comparable period primarily due to a decrease in the tax benefits associated with the allowance for equity funds used during construction.

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

On July 24, 2019, IPL filed a petition with the IURC seeking approval of a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. An IURC order is expected in the first quarter of 2020.

Environmental Wastewater Requirements

In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waterways by power plants. The wastewater treatment technologies installed and operated for compliance with other requirements meet the requirements of the final ELG rule. On November 4, 2019, EPA signed proposed revisions to the 2015 ELG rule. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of EPA’s 2015 ELG Rule related to legacy wastewaters and combustion residual leachate. It is too early to determine whether any outcome of this decision or current or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

"Waters of the U.S." Rule

In June 2015, the EPA and the U.S. Army Corps of Engineers published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." rule. This rule, which initially became effective in August
2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting.
However, on February 6, 2018, EPA published a final rule to delay the original effective date of the 2015 “Waters of the U.S.” rule to February 6, 2020, allowing the EPA to create a new rule in the interim period without the 2015 rule taking effect. In connection with this effort to create a new rule, in July 2017, the EPA proposed a rule that would rescind the “Waters of the U.S.” rule and re-codify the definition of “Waters of the U.S.” that existed prior to the 2015 rule. On July 12, 2018, the EPA and the U.S. Army Corps of Engineers finalized a supplemental notice of proposed rulemaking clarifying that the proposal is to permanently repeal the 2015 rule, and on February 14, 2019 the EPA and the U.S. Army Corps of Engineers published a proposed rule to revise the definition of the "Waters of the U.S." On October 22, 2019, the EPA and the U.S. Army Corps of Engineers published a final rule repealing the 2015 “Waters of the U.S.” rule. It is too early to determine whether it might have a material impact on our business, financial condition and results of operations. In addition, we cannot predict the outcome of the judicial or regulatory process.

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

On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the Affordable Clean Energy (ACE) Rule. On July 8, 2019, EPA published the final ACE Rule along with associated revisions to implementing regulations. The final ACE Rule replaces the CPP and determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule requires the State of Indiana to develop a State Plan to establish CO2 emission limits for designated facilities, including IPL Petersburg’s coal-fired electric generating units. States have three years to develop their plans under the rule. Impacts remain largely uncertain because Indiana's State Plan has not yet been developed.

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

The EPA's final CCR rule became effective in October 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. On December 16, 2016, President Obama signed into law the Water Infrastructure Improvements for the Nation Act ("WIIN Act"), which includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The EPA has indicated that they will implement a phased approach to amending the CCR rule. In July 2018, the
EPA published final CCR Rule Amendments (Phase One, Part One) in the Federal Register. In August 2018, the U.S. Court of Appeals for the District of Columbia issued a decision in certain CCR litigation matters, which may result in additional revisions to the CCR rule. In October 2018, some environmental groups filed a petition for review challenging EPA's final CCR rule amendments (Phase One, Part One) which have since been remanded without vacatur to EPA. On August 14, 2019, EPA published the amendments to the CCR rule; the amendments relate to the CCR rule's criteria for determining beneficial use and the regulation of CCR piles, among other revisions. On November 4, 2019, EPA signed additional amendments to the CCR rule titled "A Holistic Approach to Closure Part A: Deadline to Initiate Closure."

The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of September 30, 2019, we had unrestricted cash and cash equivalents of $48.4 million and available borrowing capacity of $250 million under our unsecured revolving Credit Agreement. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2020. In December 2018, we received an order from the IURC granting us authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt and refinance up to $185 million in existing indebtedness, all of which authority remains available under the order as of September 30, 2019. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of September 30, 2019. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of September 30, 2019. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change
Net cash provided by operating activities	$259,772	$307,706	$(47,934)
Net cash used in investing activities	(141,123)	(182,383)	41,260
Net cash used in financing activities	(103,435)	(140,259)	36,824
Net change in cash and cash equivalents	15,214	(14,936)	30,150
Cash, cash equivalents and restricted cash at beginning of period	33,599	30,681	2,918
Cash, cash equivalents and restricted cash at end of period	$48,813	$15,745	$33,068

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands

	Nine Months Ended September 30,
	2019	2018	$ Change
Net income	$105,204	$97,621	$7,583
Depreciation and amortization	179,939	172,492	7,447
Deferred income taxes and investment tax credit adjustments - net	15,109	(16,852)	31,961
Other adjustments to net income	543	(4,891)	5,434
Net income, adjusted for non-cash items	300,795	248,370	52,425
Net change in operating assets and liabilities(1)	(41,023)	59,336	(100,359)
Net cash provided by operating activities	$259,772	$307,706	$(47,934)

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was driven by changes in the following (in thousands):

Decrease from short-term and long-term regulatory assets and liabilities primarily due to proceeds IPL received in the prior year pursuant to a settlement agreement and a prior year increase to regulatory liabilities to record the impacts of the TCJA on customer rates. IPL has been passing both of these benefits on to customers in 2019.	$(80,093)
Decrease from accounts payable, primarily due to timing of payments	(44,443)
Decrease from accrued taxes payable/receivable primarily due to a higher current portion of income tax expense in the prior year, and increased tax sharing payments in the current year	(42,457)
Increase from pension and other postretirement benefit expenses due to lower employer contributions	38,551
Increase from accrued and other current liabilities and prepayments and other current assets primarily due to timing of payments	16,475
Other	11,608
Net change in operating assets and liabilities	$(100,359)
Investing Activities
During the nine months ended September 30, 2019, net cash used in investing activities was primarily related to capital expenditures of $126.1 million. In addition, Cost of removal and regulatory recoverable ARO payments were $14.1 million. The primary drivers of the capital expenditures includes $101.4 million of expenditures on maintenance projects and $19.9 million of expenditures on transmission and distribution projects.

During the nine months ended September 30, 2018, net cash used in investing activities was primarily related to capital expenditures of $161.8 million. In addition, Cost of removal and regulatory recoverable ARO payments were $20.8 million. The primary drivers of the capital expenditures include $92.7 million of expenditures on maintenance projects, $32.5 million of expenditures on transmission and distribution projects, $10.6 million of expenditures on NPDES compliance, $10.3 million of expenditures on NAAQS compliance, and $10.6 million of expenditures on the Eagle Valley CCGT plant.

Financing Activities

During the nine months ended September 30, 2019, net cash used in financing activities primarily relates to dividends paid to shareholders of $94.7 million, short-term debt repayments of $10.0 million and payments for financed capital expenditures of $5.6 million, partially offset by net borrowings of $10.0 million.

During the nine months ended September 30, 2018, net cash used in financing activities primarily relates to dividends paid to shareholders of $85.2 million, net short-term debt repayments of $44.0 million and payments for financed capital expenditures of $8.5 million.

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2019 through 2021 (including amounts already expended in the first nine months of 2019) is currently estimated to cost approximately $771 million (excluding environmental compliance), and includes estimates as follows (amounts in millions):

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

Additionally, IPL plans to spend $40 million on environmental compliance costs for the three-year period from 2019 through 2021 (amounts in millions):

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project (1)	Through September 30, 2019 (1)	of Project
NAAQS Ozone	$25	$—	$25
NAAQS SO2 (2)	$29	$26	$3
Cooling water intake regulations (3)	$8	$—	$8

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

Please see “Item 1. Business - Environmental Matters" in IPALCO’s 2018 Form 10-K for additional details on each of these projects.

In addition, we expect that the estimated amounts described in the capital expenditure program above will likely increase, as IPL filed a TDSIC plan with the IURC on July 24, 2019 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. An IURC order is expected in the first quarter of 2020.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first nine months of 2019 and 2018, IPALCO paid $94.7 million and $85.2 million, respectively, in dividends to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s Board of Directors deems relevant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2018 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in
Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2019, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting — We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. Changes may include such activities as implementing new, more efficient systems, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. During the second quarter of 2019, we implemented a new core enterprise resource planning (ERP) system, which we expect to enhance our system of internal controls over financial reporting. As a result of this implementation, we modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP. We continued to evaluate the design and operating effectiveness of these internal controls during the third quarter of 2019.

Except with respect to the implementation of the ERP, there were no changes in our internal controls over financial reporting that occurred in the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the internal control structure over financial reporting to ensure that the design is proper and operating effectively.

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

Please see Note 7, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2018 and Forms 10-Q for the quarters ended March 31, 2019 and June 30, 2019, and the Notes to the Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information included in, or incorporated by reference into, this Item 1 to Part II should be read in conjunction with such Form 10-K and Forms 10-Q.

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

IPALCO ENTERPRISES, INC.

Date:	November 5, 2019	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2019	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(Principal Accounting Officer)