Form 10-K
period 2019-12-31
IPALCO ENTERPRISES, INC.
filed 2020-02-28
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

At February 27, 2020, 108,907,318 shares of IPALCO Enterprises, Inc. common stock, no par value, were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its annual meeting of stockholders are incorporated by reference in Part III hereof.

IPALCO ENTERPRISES, INC.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2019

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-K:

2016 Base Rate Order	The order issued in March 2016 by the IURC authorizing IPL to, among other things, increase its basic rates and charges by $30.8 million annually
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
2018 Base Rate Order	The order issued in October 2018 by the IURC authorizing IPL to, among other things, increase its basic rates and charges by $43.9 million annually
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
ACE	Affordable Clean Energy
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BACT	Best Achievable Control Technology
BTA	Best Technology Available
CAA	U.S. Clean Air Act
CAIR	Clean Air Interstate Rule
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CCT	Clean Coal Technology
CDPQ	CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	Carbon Dioxide
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
Credit Agreement	$250 million IPL Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of June 19, 2019
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	U.S. Department of Energy
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
ELG	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
EPAct	Energy Policy Act of 2005
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel Adjustment Charge
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGDs	Flue-Gas Desulfurizations
Financial Statements	Audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in Part II of this Form 10-K
FTRs	Financial Transmission Rights

GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IBEW	International Brotherhood of Electrical Workers
IDEM	Indiana Department of Environmental Management
IOSHA	Indiana Occupational Safety and Health Administration
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IRP	Integrated Resource Plan
ISO	Independent System Operator
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London InterBank Offer Rate
MATS	Mercury and Air Toxics Standards
Mid-America	Mid-America Capital Resources, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MTM	Mark-to-Market
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NODA	Notice of Data Availability
NOV	Notice of Violation
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
PCBs	Polychlorinated Biphenyls
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PM2.5	Fine particulate matter or particulate matter with an aerodynamic diameter less than or equal to a nominal 2.5 micrometers
PSD	Prevention of Significant Deterioration
Purchasers	Citibank, N.A. and its affiliate, CRC Funding, LLC
Receivables Sale Agreement	Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, as amended, as described herein
RF	ReliabilityFirst
RSP	AES Retirement Savings Plan
RTO	Regional Transmission Organization
SEA	Senate Enrolled Act
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Service Company	AES US Services, LLC
SIP	State Implementation Plan
SO2	Sulfur Dioxides
Subscription Agreement	Subscription Agreement dated as of December 14, 2014, by and between IPALCO and CDPQ
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
TCJA	Tax Cuts and Jobs Act
Term Loan	$65 million IPALCO Term Loan Facility Credit Agreement, dated as of October 31, 2018
Third Amended and Restated Articles of Incorporation	Third Amended and Restated Articles of Incorporation of IPALCO Enterprises, Inc.
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
TDSIC	Transmission, Distribution, and Storage System Improvement Charge

U.S.	United States of America
U.S. SBU	AES U.S. Strategic Business Unit
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

PART I

Throughout this document, the terms “the Company,” “we,” “us,” and “our” refer to IPALCO and its consolidated subsidiaries.

We encourage investors, the media, our customers and others interested in the Company to review the information we post at https://www.iplpower.com. None of the information on our website is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any reference to our website is intended to be an inactive textual reference only.

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

▪	costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;

▪	industry restructuring, deregulation and competition;

▪	issues related to our participation in MISO, including the cost associated with membership, our continued ability to recover costs incurred, and the risk of default of other MISO participants;

▪	changes in tax laws and the effects of our tax strategies;

▪	the use of derivative contracts;

▪	product development, technology changes, and changes in prices of products and technologies; and

▪	the risks and other factors discussed in this report and other IPALCO filings with the SEC.

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

IPL

IPALCO owns all of the outstanding common stock of IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 500,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana; the most distant point being about 40 miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL’s service area covers about 528 square miles with an estimated population of approximately 955,000. IPL’s generation, transmission and distribution facilities, and changes to our sources of electric generation, are further described below under “Properties.” There have been no significant changes in the services rendered by IPL during 2019.

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

EMPLOYEES

As of January 31, 2020, IPL had 1,206 employees of whom 1,133 were full time. Of the total employees, 834 were represented by the IBEW in two bargaining units: a physical unit and a clerical-technical unit. In February 2020, the membership of the IBEW clerical-technical unit ratified a three-year labor agreement with us that expires on

February 13, 2023. In December 2018, the IBEW physical unit ratified a three-year agreement with us that expires on December 6, 2021. Both collective bargaining agreements shall continue in full force and effect from year to year unless either party provides prior written notice at least sixty (60) days prior to the expiration, or anniversary thereof, of its desire to amend or terminate the agreement. As of January 31, 2020, neither IPALCO nor any of its majority-owned subsidiaries other than IPL had any employees.

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

We own and operate four generating stations, all within the state of Indiana. Our largest generating station, Petersburg, is coal-fired, and we plan to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 by 2023 (for further discussion, see Note 2, “Regulatory Matters - IRP Filing”). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. For electric generation, the net winter design capacity is 3,705 MW and net summer design capacity is 3,560 MW. Our highest summer peak level of 3,139 MW was recorded in August 2007 and the highest winter peak level of 2,971 MW was recorded in January 2009.

Our sources of electric generation are as follows:

Fuel	Name	Number of Units	Winter Capacity (MW)	Summer Capacity (MW)	Location
Coal	Petersburg(1)	4	1,709	1,709	Pike County, Indiana
	Total	4	1,709	1,709
Gas	Harding Street	6	1,026	963	Marion County, Indiana
	Eagle Valley	1	709	679	Morgan County, Indiana
	Georgetown	2	200	158	Marion County, Indiana
	Total	9	1,935	1,800
Oil	Petersburg	3	8	8	Pike County, Indiana
	Harding Street	3	53	43	Marion County, Indiana
	Total	6	61	51
Grand Total		19	3,705	3,560

(1) We plan to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 by 2023 (for further discussion, see Note 2, “Regulatory Matters - IRP Filing”).

Net electrical generation during 2019 at our Petersburg, Eagle Valley, Harding Street and Georgetown plants accounted for approximately 58.4%, 34.0%, 7.2% and 0.4%, respectively, of our total net generation. Even though the capacity of our Harding Street plant far exceeds that of the Eagle Valley plant, we expect the generation at

Eagle Valley to continue to far exceed that of Harding Street due to the relatively lower cost to produce electricity at Eagle Valley.

Our electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, Vectren Corporation, Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Indiana, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. Our transmission system includes 458 circuit miles of 345,000 volt lines and 408 circuit miles of 138,000 volt lines. The distribution system consists of 5,018 circuit miles of underground primary and secondary cables and 6,116 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 775 circuit miles of underground cable. Also included in the system are 138 substations. Depending on the voltage levels at the substation, some substations may be considered both a bulk power substation and a distribution substation. There are 73 bulk power substations and 118 distribution substations; 52 substations are considered both bulk power and distribution substations.

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

SEASONALITY

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL’s business is not dependent on any single customer or group of customers. Additionally, retail kWh sales, after adjustments for weather variations, are impacted by changes in service territory economic activity and the number of retail customers we have, as well as DSM energy efficiency programs implemented by IPL. For the ten years ending in 2019, IPL’s retail kWh sales have decreased at a compound annual rate of 0.5%. Conversely, the number of our retail customers grew at a compound annual rate of 0.8% during that same period. Going forward, we expect flat or modest retail kWh sales growth annually, which will continue to be negatively impacted by our DSM programs. Please see Note 2, “Regulatory Matters – DSM” to the Financial Statements for more details. IPL’s electricity sales for 2015 through 2019 are set forth in the table of statistical information included at the end of this section.

Weather and Weather-Related Damage in our Service Area

Extreme high and low temperatures in our service area have a significant impact on revenues as many of our retail customers use electricity to power air conditioners, electric furnaces and heat pumps. The impact is partially mitigated by our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. The effect is generally more significant with high temperatures than with low temperatures as many of our customers use gas heat. In addition, before the 2018 Base Rate Order was implemented on December 5, 2018, IPL had the opportunity to share 50% of wholesale margins above a stated benchmark, so extreme temperatures generally provided additional income by selling power on the wholesale market (see below). However, beginning December 5, 2018, 100% of annual wholesale margins earned above (or below) the benchmark of $16.3 million are passed back (or charged) to customer rates through a rider.

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

As a member of MISO, we offer our available electricity production of each of our generation assets into the MISO day-ahead and real-time markets. MISO dispatches generation assets in economic order considering transmission constraints and other reliability issues to meet the total demand in the MISO region. MISO settles hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids optimizing for energy and ancillary services products to economically and reliably dispatch the entire MISO system. The IURC has authorized IPL to recover its ongoing costs from MISO and such costs are being recovered per specific rate orders. The unamortized balance of total MISO costs deferred as regulatory assets was $80.4 million and $95.5 million as of December 31, 2019 and 2018, respectively.

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

Retail Ratemaking

IPL’s tariff rates for electric service to retail customers consist of basic rates and charges which are set and approved by the IURC after public hearings. In addition, IPL’s rates include various adjustment mechanisms including, but not limited to: (i) a rider to reflect changes in fuel and purchased power costs to meet IPL’s retail load requirements, referred to as the FAC, (ii) a rider for the timely recovery of costs (including a return) incurred to comply with environmental laws and regulations, referred to as the ECCRA, (iii) a rider to reflect changes in ongoing MISO costs, referred to as the Regional Transmission Organization Adjustment, (iv) a rider to reflect changes in net capacity sales above and below an established annual benchmark of $11.3 million (beginning December 5, 2018), referred to as the Capacity Adjustment, (v) a rider for passing through to customers wholesale sales margins above and below an established annual benchmark of $16.3 million (beginning December 5, 2018), referred to as the Off-System Sales Margin Adjustment, and (vi) cost recovery, lost margin recoveries and performance incentives from our DSM programs. Each of these tariff rate components may be set and approved by the IURC in separate proceedings at different points in time (currently the FAC proceedings occur on a quarterly basis and IPL's other rider proceedings all occur on an annual basis). These components function somewhat independently of one another, but the overall structure of our rates and charges would be subject to review at the time of any review of our basic rates and charges.

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

Several lawsuits challenging the EPA’s MATS rule were filed by other parties and consolidated into a single proceeding before the D.C. Circuit. In April 2014, the D.C. Circuit issued an opinion upholding the MATS rule. Numerous states and two trade groups petitioned the U.S. Supreme Court to review this opinion. In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA. In December 2015, the D.C. Circuit issued an order remanding MATS to the EPA without vacatur while the EPA worked to account for costs of the rule pursuant to the U.S. Supreme Court’s decision. The EPA published its final appropriate and necessary findings in the Federal Register in April 2016. Several lawsuits were filed appealing that finding in the D.C. Circuit. In April 2017, the U.S. Court of Appeals for the D.C. Circuit ordered that these challenges be held in abeyance pending further order from the court as the EPA reconsiders the finding. On February 7, 2019, the EPA published a proposed rule finding that it is not “appropriate and necessary” to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units (EGUs), but that the EPA would not remove the source category from the CAA Section 112(c) list of source categories and would not change the MATS requirements. Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.

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

The EPA's final CCR rule became effective in October 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. On December 16, 2016, President Obama signed into law the Water Infrastructure Improvements for the Nation Act ("WIIN Act"), which includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. On December 19, 2019, the EPA issued a prepublication version of a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana establishes a state-level CCR permit program, IPL could eventually be required to apply for a federal CCR permit from the EPA.

The EPA has indicated that they will implement a phased approach to amending the CCR rule. In July 2018, the EPA published final CCR Rule Amendments (Phase One, Part One) in the Federal Register. In August 2018, the U.S. Court of Appeals for the District of Columbia issued a decision in certain CCR litigation matters, which may result in additional revisions to the CCR rule. In October 2018, some environmental groups filed a petition for review challenging the EPA's final CCR rule amendments (Phase One, Part One) which have since been remanded without vacatur to the EPA. On August 14, 2019, the EPA published the amendments to the CCR rule; the amendments relate to the CCR rule's criteria for determining beneficial use and the regulation of CCR piles, among other revisions. On December 2, 2019, the EPA published additional proposed amendments to the CCR rule titled "A Holistic Approach to Closure Part A: Deadline to Initiate Closure."

IPL was not able to meet certain location restrictions set in the CCR rule for ash ponds at the Harding Street and Eagle Valley generating stations by the deadline of October 17, 2018. As a result, the ash ponds, which are currently being used for managing non-CCR wastewaters will be required to close by October 31, 2020 or sooner.

The existing ash ponds at Petersburg did not meet certain structural stability requirements set forth in the CCR rule. As such, IPL was ultimately required to cease use of all existing ash ponds at Petersburg and did so as of November 11, 2018. To comply with the CCR rule, IPL installed a dry bottom ash handling system at a cost of approximately $46 million, which was completed in the third quarter of 2017.

The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, “Property, Plant and Equipment - ARO” to the Financial Statements of this Form 10-K for further information.

On July 29, 2019, the EPA published its proposed rule that would codify that financial responsibility demonstrations are not required for Electric Power Generation, Transmission and Distribution entities under CERCLA. Under Section 108(b) of CERCLA, the EPA must impose regulations on classes of facilities to ensure that such entities establish and maintain evidence of financial responsibility consistent with the degree and duration of risk associated with the production, transportation, treatment and storage of hazardous substances. The level of financial responsibility required is determined by the President, in his discretion. Some constituents of the CCR wastewater leachate detected through the CCR rule could, theoretically be classified as hazardous substances. The proposed rule, if finalized, would maintain the status quo in the Electric Power Generation, Transmission and Distribution industry that such financial responsibility demonstrations are not required. If, however additional financial responsibility requirements are imposed as a result of this rulemaking or associated litigation (if any), it could have a material impact on our business, financial condition and results of operations.

Environmental Wastewater Requirements

In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology applications. The wastewater treatment technologies installed and operated for compliance with the requirements of the October 2012 NPDES permit described above and the dry bottom ash handling system installed for compliance with the CCR Rule at Petersburg meet the requirements of the final ELG rule. On November 22, 2019, the EPA published proposed revisions to the 2015 ELG Rule related to flue gas desulfurization wastewater and bottom ash transport water. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the EPA’s 2015 ELG Rule related to legacy wastewaters and combustion residual leachate. It is too early to determine whether any outcome of this decision or current or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

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

"Waters of the U.S." and “Navigable Waters Protection” Rules

In June 2015, the EPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, the agencies engaged in a two-step process to repeal the 2015 "Waters of the U.S." rule and replace it with a newly promulgated rule called the “Navigable Waters Protection” rule. The agencies completed the first step on October 22, 2019, by publishing the final rule repealing the 2015 "Waters of the U.S." rule. The agencies next proposed a revised definition of waters of the U.S. on December 11, 2018 and released the prepublication version of the final “Navigable Waters Protection” rule on January 23, 2020. It is too early to determine whether the newly promulgated “Navigable Waters Protection” rule might have a material impact on our business, financial condition and results of operations. In addition, we cannot predict the outcome of the judicial or regulatory process.

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

On October 23, 2015, the EPA finalized CO2 emission rules for existing power plants under CAA Section 111(d) (called the CPP). The CPP provided for interim emissions performance rates to be achieved beginning in 2022 and final emissions performance rates to be achieved starting in 2030.

Additionally, the final NSPS for CO2 emissions from new, modified and reconstructed fossil-fuel-fired power plants were published in the Federal Register on October 23, 2015. Several states and industry groups challenged the NSPS for CO2 in the D.C. Circuit Court. Pursuant to a court order issued in August 2017, the litigation is being held in indefinite abeyance pending further court order. On December 20, 2018, the EPA published proposed revisions to the final NSPS for new, modified and reconstructed coal-fired electric utility steam generating units. The EPA proposed that the Best System of Emissions Reduction (BSER) for these units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and sub-critical steam conditions for smaller units, and not partial carbon capture and sequestration (CCS), which had been the BSER for these units in the 2015 final NSPS. The EPA did not include revisions for natural-gas combined cycle or simple cycle units in the December 20, 2018 proposal. Challenges to the GHG NSPS are being held in abeyance at this time.

On February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the CPP pending resolution of challenges to the rule. On October 16, 2017, the EPA published in the Federal Register a proposed rule that would rescind the CPP. On July 8, 2019, the EPA published a final rule to repeal the CPP. On September 27, 2019, the D.C. Circuit granted motions to dismiss as moot the consolidated challenges to the CPP and challenges to the EPA's denial of reconsideration of the CPP.

On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the ACE Rule. On July 8, 2019, the EPA published the final ACE Rule along with associated revisions to implementing regulations. The final ACE Rule replaces the CPP and determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule requires the State of Indiana to develop a State Plan to establish CO2 emission limits for designated facilities, including IPL Petersburg’s coal-fired electric generating units. States have three years to develop their plans under the rule. Impacts remain largely uncertain because Indiana's State Plan has not yet been developed.

Due to the uncertainty of these regulations, and existing and potential associated litigation, it is too early to determine the potential impact, but any rule could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”), which agreement was signed and officially entered into on April 22, 2016. The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The U.S. had proposed that implementation of the CPP would fulfill much of its intended reductions under the Paris Agreement, but in August 2017, the U.S. informed the United Nations it would withdraw from the Paris Agreement, but would continue to participate in related meetings during the withdrawal process. On November 4, 2019, the U.S. announced that it had officially notified the U.N. that the U.S. will withdraw from the Paris Agreement. As such, the U.S. will officially be able to withdraw on November 4, 2020.

Based on the above, there is some uncertainty with respect to the impact of GHG rules on IPL. The GHG BACT requirements will not apply at least until we construct a new major source or make a major modification of an existing major source, and the NSPS will not require us to comply with an emissions standard until we construct a new electric generating unit. We do not have any planned major modifications of an existing source or plans to construct a new major source which are expected to be subject to these regulations at this time. Furthermore, the EPA, states and other utilities are still evaluating potential impacts of the GHG regulations in our industry. In light of these uncertainties, we cannot predict the impact of the EPA’s current and future GHG regulations on our consolidated results of operations, cash flows, and financial condition, but it could be material.

Unit Retirements and Replacement Generation

Four coal-fired units at IPL’s Eagle Valley Station site in Indiana were retired in April 2016. IPL replaced this generation with a 671 MW CCGT at the Eagle Valley site, which was completed in April 2018, at a cost of $597 million. IPL also completed a refuel of its Harding Street Station Units 5, 6 and 7 from coal to natural gas (approximately 610 total MW net capacity) at a total cost of approximately $105 million. The Harding Street 5 and 6 refueling projects were completed in December 2015 and the Harding Street 7 refuel was completed in the second quarter of 2016. The costs to build and operate the CCGT and the Harding Street Station refueling projects, including a return, are reflected in the basic rates and charges from IPL's 2018 Base Rate Order effective on December 5, 2018.

In December 2019, IPL filed its IRP, which describes IPL's Preferred Resource Portfolio for meeting generation capacity needs for serving its retail customers over the next several years. See Note 2, "Regulatory Matters - IRP Filing" to the Financial Statements for additional details.

New Source Review and Other CAA NOVs

See Note 10, “Commitments and Contingencies - Environmental Loss Contingencies - New Source Review and other CAA NOVs” to the Financial Statements for additional details.

CSAPR

CSAPR addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The CSAPR is implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the EPA. Following implementation and legal challenges of the EPA’s 2005 federal CAIR, the federal CSAPR became effective in January 2015 requiring the further reduction of SO2 and NOx emissions from power plants in 28 states, including Indiana, which contribute to ozone and/or fine particle pollution in other states. In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and accordingly, the EPA issued federal implementation plans that both generally provide updated CSAPR NOx ozone season emission budgets for electric generating units within these states and that implement these budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation began in the 2017 ozone season (May through September 2017). Affected facilities receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of October 2016 CSAPR Update Rule to the EPA. With respect to these new standards and requirements, there has not been a significant impact to date, however at this time we cannot predict what the impact will be in future years but it could be material.

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

In December 2013, eight northeastern states petitioned the EPA to add nine upwind states, including Indiana, to the Ozone Transport Region, a group of states required to impose enhanced restrictions on NOx emissions. In November 2017, the EPA published a final rule denying the petition. In December 2017, eight northeastern states filed a petition for review challenging the final rule denying the petition. On April 23, 2019, the D.C. Circuit denied the petition.

In March 2018, the state of New York submitted a petition to the EPA pursuant to Section 126 of the CAA requesting new limitations on NOx emissions from dozens of upwind generating stations, including IPL's Petersburg, Harding Street, and Eagle Valley stations on the basis that they are contributing significantly to New York’s ability to meet the 2008 ozone NAAQS. On October 18, 2019, the EPA published final denial of the petition. States subsequently filed a petition for review in the D.C. Circuit challenging the EPA’s denial. If the Section 126 petition is ultimately granted, our units could be subject to additional requirements, which could be material. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful.

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
On August 15, 2018, the EPA proposed to approve Indiana's State Implementation Plan (SIP) addressing attainment of the 2010 SO2 standard for certain locations including those of IPL's Harding Street and Petersburg Generating Stations. On March 22, 2019, the EPA finalized approval of Indiana’s attainment plan for the area that includes Harding. The EPA has not approved the attainment plan for the area that includes Petersburg. Instead IDEM has imposed additional SO2 limits on Petersburg through a Commissioner’s Order issued July 31, 2019. On September 18, 2019, IDEM requested EPA approval of those limits as part of the SIP. Once the limits are approved as part of the SIP, IDEM can resubmit the attainment plan for EPA approval for the area that includes Petersburg.

On April 26, 2017, the IURC approved IPL’s request for NAAQS SO2 compliance at its Petersburg generation station with 80% of qualifying costs recovered through a rate adjustment mechanism and the remainder recorded as a regulatory asset for recovery in a subsequent rate case. The approved capital cost of the NAAQS SO2 compliance plan is approximately $29 million. Subsequently, on September 18, 2019, IDEM issued a Commissioner’s Order further reducing SO2 limits which are being achieved through operation of existing controls.

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

Other

In response to Executive Orders, the EPA continues evaluating various existing regulations to be considered for repeal, replacement or modification. We cannot predict at this time the likely outcome of the EPA’s review of other existing regulations or what impact it may have on our business.

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

ENERGY SUPPLY

Approximately 58% of the total kWh we generated in 2019 was from coal as compared to approximately 69% and 88% in 2018 and 2017, respectively. Our existing coal contracts provide for all of our current projected requirements in 2020 and approximately 57% in total for the three-year period ending December 31, 2022. We have long-term coal contracts with four suppliers. Approximately 33% of our existing coal under contract for the three-year period ending December 31, 2022 comes from one supplier. We have one contract with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines.

Historically, we used coal as a fuel source at the Petersburg, Harding Street and Eagle Valley stations. However, the Harding Street station unit 7 conversion from coal to natural gas was completed in the second quarter of 2016 and the coal-fired units at Eagle Valley were retired in April 2016, and, as a result, we no longer burn coal at Harding Street or Eagle Valley. In addition, we plan to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 by 2023 (for further discussion, see Note 2, “Regulatory Matters - IRP Filing”).

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

Natural gas and fuel oil provided the remaining kWh generation in 2019. Natural gas is used in our steam boiler units at Harding Street Station (Units 5 and 6 beginning in December 2015 and Unit 7 beginning in the second quarter of 2016), our CCGT at Eagle Valley and combustion turbines. IPL sources natural gas from the wholesale market delivered to our plants by interstate pipeline and local distribution companies. IPL holds firm pipeline transportation commitments on Texas Gas Transmission interstate pipeline and has firm redelivery contracts with the local distribution companies that serve IPL plants. IPL has established physical natural gas hedges for approximately 50% of the expected consumption at Eagle Valley during the 2020 winter period. We do not maintain a natural gas inventory; however, our experience has been that natural gas is readily available at liquid supply points on interstate pipelines, and we expect this availability to continue in the future. Fuel oil is used for start-up and flame stabilization in coal-fired generating units, as primary fuel in two older combustion turbines, and as an alternate fuel in two other combustion turbines.

As a result of the completion of the CCGT at the Eagle Valley Station in April 2018, the Harding Street Station refueling projects and the retirement of coal-fired units at Eagle Valley in the second quarter of 2016, we have experienced and expect to continue experiencing an increase in the percentage of generation from natural gas. The generation fuel mix from coal and natural gas will continue to change as the relative prices of the commodities change. Currently, approximately 58% of the total kWh we generate is from coal and approximately 42% is from natural gas.

Additionally, we meet the electricity demands of our retail customers with energy purchased under power purchase agreements and by purchases in MISO. We are committed under long-term power purchase agreements to purchase all energy from two wind projects that have a combined maximum output capacity of 300 MW. We have 96.4 MW of solar-generated electricity in our service territory under long-term contracts, of which 95.9 MW was in operation as of December 31, 2019. We also purchase up to 8 MW of energy from a combined heat and power facility located in Indianapolis, Indiana.

Total electricity sold to our retail customers in 2019 came from the following sources: 49.6% from IPL-owned coal-fired steam generation, 40.2% from IPL-owned natural gas-fired units, and 10.2% from power purchased under power purchase agreements (primarily wind and solar) and from the wholesale power market.

STATISTICAL INFORMATION ON OPERATIONS

The following table of statistical information presents additional data on our operations:

	Years Ended December 31,
	2019	2018	2017	2016	2015
Revenues (In Thousands):
Residential	$611,945	$599,037	$551,022	$541,174	$488,582
Small commercial and industrial	221,150	219,175	205,473	208,928	192,232
Large commercial and industrial	556,383	568,408	561,194	557,491	526,461
Public lighting	9,896	9,845	9,906	10,023	10,823
Retail electric revenues	1,399,374	1,396,465	1,327,595	1,317,616	1,218,098
Wholesale	68,474	38,789	8,574	15,804	19,307
Miscellaneous	13,795	15,251	13,419	14,010	12,994
Total revenues	$1,481,643	$1,450,505	$1,349,588	$1,347,430	$1,250,399
kWh Sales (In Millions):
Residential	5,200	5,335	4,915	5,152	5,062
Small commercial and industrial	1,840	1,907	1,800	1,850	1,837
Large commercial and industrial	6,283	6,558	6,448	6,620	6,757
Public lighting	42	51	53	57	53
Sales – retail customers	13,365	13,851	13,216	13,679	13,709
Wholesale	2,718	1,241	268	507	689
Total kWh sold	16,083	15,092	13,484	14,186	14,398
Retail Customers at End of Year:
Residential	448,210	443,184	439,741	435,622	431,182
Small commercial and industrial	53,751	49,239	48,684	48,204	47,919
Large commercial and industrial	4,635	4,680	4,705	4,763	4,737
Public lighting	980	976	959	955	953
Total retail customers	507,576	498,079	494,089	489,544	484,791

HOW TO CONTACT IPALCO AND SOURCES OF OTHER INFORMATION

Our principal executive offices are located at One Monument Circle, Indianapolis, Indiana 46204, and our telephone number is (317) 261-8261. Our website address is www.iplpower.com. The information on our website is not incorporated by reference into this report. The SEC maintains an internet website that contains this report and other information that we file electronically with the SEC at www.sec.gov.

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

We operate coal, oil and natural gas generating facilities, which involve certain risks that can adversely affect energy costs, output and efficiency levels. These risks include:

•	unit or facility shutdowns due to a breakdown or failure of equipment or processes;

•	increased prices for fuel and fuel transportation as existing contracts expire or as such contracts are adjusted through price re-opener provisions or automatic adjustments;

•	disruptions in the availability or delivery of fuel and lack of adequate inventories;

•	shortages of or delays in obtaining equipment;

•	loss of cost-effective disposal options for solid waste generated by the facilities;

•	accidents and injuries;

•	reliability of our suppliers;

•	inability to comply with regulatory or permit requirements;

•	operational restrictions resulting from environmental or permit limitations or governmental interventions;

•	construction delays and cost overruns;

•	disruptions in the delivery of electricity;

•	labor disputes or work stoppages by employees;

•	the availability of qualified personnel;

•	events occurring on third party systems that interconnect to and affect our system;

•	operator error; and

•	catastrophic events.

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

The hazardous activities described above can also cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could adversely affect our results of operations, financial condition and cash flows. In addition, except for IPL’s large substations, transmission and distribution assets are not covered by insurance and are considered to be outside the scope of property insurance. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently available to us or at all. Any such losses not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Approximately 58% of the energy we produced in 2019 was generated by coal as compared to approximately 69% and 88% in 2018 and 2017, respectively. While we have approximately 57% in total of our current coal requirements for the three-year period ending December 31, 2022 under long-term contracts as of the date of this report, the balance is yet to be purchased and will be purchased under a combination of long-term contracts, short-term contracts and on the spot market. Prices can be highly volatile in both the short-term market and on the spot market. The coal market has experienced significant price volatility in the last several years. We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance. Coal exports from the U.S. have increased significantly at times in recent years. In addition, domestic developments such as government-imposed direct costs and permitting issues that affect mining costs and supply availability, and the variable demand of retail customer load and the performance of our generation fleet have an impact on our fuel procurement operations. In addition, pricing provisions in some of our coal contracts with terms of one year or more allow for price changes under certain circumstances.

Because of our dependence on coal to meet customer demand for electricity, our business and operations could be materially adversely affected by unexpected price volatility in the coal market, price increases pursuant to the provisions of certain of our long-term coal contracts, and the continued regulatory and political scrutiny of coal. As discussed below, regulators, politicians and non-governmental organizations have expressed concern about GHG emissions and are taking actions which, in addition to the potential physical risk associated with climate change, could have a material adverse impact on our results of operations, financial condition and cash flows. Our dependence on coal also means that the output of our coal-fired generation units can be greatly affected by the costs of other fuels combusted by generation facilities that compete with our coal-fired generation units. Natural gas prices over the last several years have been relatively low and some gas-fired generators that previously were primarily used during periods of peak and intermediate electric demand have run even during periods of relatively low demand. This has caused many coal-fired generators, including ours, to run fewer hours during these periods of base-load demand.

In addition, substantially all of our coal supply is currently mined in the state of Indiana, and all of our coal supply is currently mined by unaffiliated suppliers or third parties. Our current goal is to carry a 25-50 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays. IPL has long-term contracts with four suppliers, with about 33% of our existing coal under contract for the three-year period ending December 31, 2022 coming from one supplier. In recent years, the coal industry has undergone significant restructuring as a result of debt restructurings, bankruptcy proceedings and other factors. Further restructuring may result in a failure of our suppliers to fulfill their contractual obligations or fewer suppliers and, consequently, increased dependency on any one supplier. Any significant disruption in the ability of our suppliers, particularly our most significant suppliers, to mine or deliver coal or other fuel, or any failure on the part of our suppliers to fulfill their contractual obligations could have a material adverse effect on our business. In the event of disruptions or failures, there can be no assurance that we would be able to purchase power or find another supplier of fuel on similarly favorable terms, which could also limit our ability to recover fuel costs through the FAC proceedings.

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

One byproduct of burning coal and other fossil fuels is the emission of GHGs, including CO2. At the federal, state and regional levels, policies are under development or have been developed to regulate GHG emissions. In 2019, IPL emitted approximately 13 million tons of CO2 from our power plants. IPL uses CO2 emission estimation methodologies supported by “The Greenhouse Gas Protocol” reporting standard on GHG emissions. Our CO2 emissions are determined from emissions monitoring data and calculations using actual fuel heat inputs and fuel type CO2 emission factors.

There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our electric power generation facilities. However, in 2015, the EPA promulgated a rule establishing NSPS for CO2 emissions for newly constructed and modified/reconstructed fossil-fueled EUSGUs larger than 25 MW. Also in 2015, the EPA promulgated the CPP, which requires interim reductions by preexisting EUSGUs beginning in 2022, with full compliance achieved by 2030. These actions have been challenged in Court and the current Administration has announced plans to significantly amend or rescind the rules. In 2016, the EPA adopted regulations pertaining to GHG emissions that require new and existing sources of GHG emissions to potentially obtain new source review permits from the EPA prior to construction or modification, but only if such sources also must obtain a new source review permit for increases in other regulated pollutants.

For further discussion of the regulation of GHG emissions in the U.S., including the U.S. Supreme Court's issued order staying implementation of the CPP, and the EPA's proposal to rescind the CPP, see "Item 1. Business -Environmental Matters - Climate Change Legislation and Regulation."

In December 2015, the Parties to the United Nations Framework Convention on Climate Change convened for the 21st Conference of the Parties and the resulting Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. We anticipate that the Paris Agreement will continue the trend toward efforts to de-carbonize the global economy. While future participation by the United States in the Paris Agreement remains uncertain, such participation could further limit GHG emissions.

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

We are subject to various federal, state, regional and local environmental protection and health and safety laws, rules and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. Such laws, rules and regulations can become stricter over time, and we could also become subject to additional environmental laws, rules and regulations and other requirements in the future. Environmental laws, rules and regulations also generally require us to comply with inspections and obtain and comply with a wide variety of environmental licenses, permits, and other governmental authorizations. These laws and regulations often require a lengthy and complex process of obtaining and renewing licenses, permits and other governmental authorizations from federal, state and local agencies. If we are not able to timely comply with inspections and obtain, maintain or comply with all environmental laws, rules and regulations, and all licenses, permits, and other government authorizations required to operate our business, then our operations could be prevented, delayed or subject to additional costs. A violation of environmental laws, rules, regulations, permits or other requirements can result in substantial fines, penalties, other sanctions, permit revocation, facility shutdowns, the imposition of stricter environmental standards and controls or other injunctive measures affecting operating assets. Compliance with these laws, regulations and other requirements requires us to expend significant funds and resources and could at some point become prohibitively expensive or result in our shutting down (temporarily or permanently) or altering the operation of our facilities. Under certain environmental laws, we could also be held responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held strictly, jointly and severally liable for human exposure to hazardous substances or for other environmental damage. From time to time we are subject to enforcement and litigation actions for claims of noncompliance with environmental laws, rules and regulations or other environmental requirements. We cannot assure that we will be successful in defending against any claim of noncompliance. Any actual or alleged violation of environmental laws, rules, regulations and other requirements also may require us to expend significant resources to defend against any such alleged violations and expose us to unexpected costs. Our costs and liabilities relating to environmental matters could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In addition, we are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR, which consists of bottom ash, fly ash, and air pollution control wastes generated at our current and former coal-fired generation plant sites. We expect to incur substantial costs to comply with CCR rules and requirements and any changes to the CCR rules or requirements or other new rules or requirements addressing CCR may require us to incur additional costs. Also, we may become subject to CCR-related lawsuits or involved in other CCR-related litigation that may requires us to incur other costs or expose us to unexpected liabilities, which could be significant. In addition, CCR and its production at our facilities have been the subject of interest from environmental non-governmental organizations and the media. Any of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Weather conditions significantly affect the demand for electric power, and accordingly, our business is affected by variations in general weather conditions and unusually severe weather. As a result of these factors, our operating revenues and associated operating expenses are not generated evenly by month during the year. We forecast electric sales on the basis of normal weather, which represents a long-term historical average. Significant variations from normal weather (such as warmer winters and cooler summers) could have a material impact on our revenue, operating income and net income and cash flows. In addition, severe or unusual weather, such as floods, tornadoes and ice or snow storms, may cause outages and property damage that may require us to incur additional costs that may not be insured or recoverable from customers. While we are permitted to seek recovery of certain severe storm damage costs, if we are unable to fully recover such costs in a timely manner, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

From time to time we rely on access to the capital and credit markets as a source of liquidity for capital requirements not satisfied by operating cash flows. These capital and credit markets experience volatility and disruption from time to time and the ability of corporations to raise capital can be negatively impacted. Disruptions in the capital and credit markets make it harder and more expensive to raise capital. Our ability to raise capital on favorable terms or at all can be adversely affected by unfavorable market conditions or declines in our creditworthiness, and we may be unable to access adequate funding to refinance our debt as it becomes due or finance capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, financial condition and prospects, the overall supply and demand in the credit markets, our credit ratings, credit capacity, the cost of financing, the financial condition, performance and prospects of other companies in our industry or with similar financial circumstances and other general economic and business conditions. It may also depend on the performance of credit counterparties and financial institutions with which we do business. Access to funds under our existing financing arrangements is also dependent on the ability of our counterparties to meet their financing commitments and our satisfying conditions to borrowing. Our inability to obtain financing on reasonable terms, or at all, with creditworthy counterparties could adversely affect our results of operations, financial condition and cash flows. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which would adversely impact our profitability.

See Note 7, “Debt” to the Financial Statements for information regarding indebtedness. See also “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for information related to market risks.

Our transmission and distribution system is subject to operational, reliability and capacity risks.

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

Our business, results of operations, financial condition and cash flows have been and will continue to be affected by general economic conditions. Slowing economic growth, credit market conditions, fluctuating consumer and business confidence, fluctuating commodity prices, and other challenges affecting the general economy, have caused and may continue to cause some of our customers to experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing customers may reduce their electricity consumption and may not be able to fulfill their payment obligations to us in the normal, timely fashion. In addition, some existing commercial and industrial customers may discontinue their operations. Sustained downturns, recessions or a sluggish economy generally affect the markets in which we operate and negatively influence our energy operations. A contracting, slow or sluggish economy could reduce the demand for energy in areas in which we are doing business. For example, during economic downturns, our commercial and industrial customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of energy they require. Furthermore, projects which may result in potential new customers may be delayed until economic conditions improve. Some of our suppliers, customers and other counterparties, and others with whom we transact business experience financial difficulties, which may impact their ability to fulfill their obligations to us or result in their declaring bankruptcy or similar insolvency-like proceedings. For example, our counterparties on forward purchase contracts and financial institutions involved in our credit facility may become unable to fulfill their contractual obligations. We may not be able to enter into replacement agreements on terms as favorable as our existing agreements. Reduced demand for our electric services, failure by our customers to timely remit full payment owed to us and supply delays or unavailability could have a material adverse effect on our results of operations, financial condition and cash flows. In particular, the projected economic growth and total employment in Indianapolis are important to the realization of our forecasts for annual energy sales.

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility.

As of December 31, 2019, we had on a consolidated basis $2,651.6 million of indebtedness and total common shareholders’ equity of $546.5 million. IPL had $1,713.8 million of first mortgage bonds outstanding as of December 31, 2019, which are secured by the pledge of substantially all of the assets of IPL under the terms of IPL’s mortgage and deed of trust. This level of indebtedness and related security could have important consequences, including the following:

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

We expect to incur additional debt in the future, subject to the terms of our debt agreements and regulatory approvals for any IPL debt. To the extent we become more leveraged, the risks described above would increase. Further, actual cash requirements in the future may be greater than expected. Accordingly, our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms or at all to refinance our debt as it becomes due. For a further discussion of outstanding debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 7, “Debt” to the Financial Statements of this Form 10-K.

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

We enter into transactions with and rely on many counterparties in connection with our business, including for the purchase and delivery of inventory, including fuel and equipment components, for our capital improvements and additions and to provide professional services, such as actuarial calculations, payroll processing and various consulting services. If any of these counterparties fails to perform its obligations to us or becomes unavailable, our business plans may be materially disrupted, we may be forced to discontinue or delay certain operations if a cost-effective alternative is not readily available or we may be forced to enter into alternative arrangements at then-

current market prices that may exceed our contractual prices and cause delays. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than the relief provided by these mitigation provisions. Any of the foregoing could result in regulatory actions, cost overruns, delays or other losses, any of which (or a combination of which) could have a material adverse effect on our results of operations, financial condition and cash flows.

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

IPL’s tariff rates for electric service to retail customers consist of basic rates and charges which are set and approved by the IURC after public hearings. In addition, IPL’s rates typically include various adjustment mechanisms and we must seek approval from the IURC through such public proceedings of our rate adjustment mechanism factors to reflect changes in certain costs. There can be no assurance that we will be granted approval of rate adjustment mechanism factors that we request from the IURC. The failure to obtain IURC approval of requested relief, or any other adverse rate determination by the IURC could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in the FAC. Additionally, the fuel charge applied for can be reduced if a utility’s rolling twelve-month operating income, determined at quarterly measurement dates, exceeds a utility’s authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve-month jurisdictional net operating income can be offset.

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

We are subject to litigation, regulatory proceedings, administrative proceedings, audits, settlements, investigations and claims from time to time that require us to expend significant funds to address. There can be no assurance that the outcome of these matters will not have a material adverse effect on our business, results of operations, financial condition and cash flows. Asbestos and other regulated substances are, and may continue to be, present at our facilities, and we have been named as a defendant in asbestos litigation. The continued presence of asbestos and other regulated substances at these facilities could result in additional litigation being brought against us, which could have a material adverse effect on our results of operations, financial condition and cash flows. Please see Note 2, “Regulatory Matters” and Note 10, “Commitments and Contingencies” to the Financial Statements for a summary of significant regulatory matters and legal proceedings involving us.

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

We are subject to collective bargaining agreements with employees who are members of a union. Approximately 69% of our employees are represented by a union in two bargaining units: a physical unit and a clerical-technical unit. While we believe that we maintain a satisfactory relationship with our employees, it is possible that labor disruptions affecting some or all of our operations could occur during the period of the collective bargaining agreements or at the expiration of the collective bargaining agreements before new agreements are negotiated. We may not be able to successfully train new personnel as current workers with significant knowledge and expertise retire. Work stoppages by, or poor relations or ineffective negotiations with, our employees or other workforce issues could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In the course of our business, we also store and use customer, employee, and other personal information and other confidential and sensitive information, including personally identifiable information and personal financial information. If our or our third-party vendors’ systems were to be breached or disabled, sensitive and confidential information and other data could be compromised, which could result in negative publicity, remediation costs and potential litigation, damages, consent orders, injunctions, fines and other relief.

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

For example, the U.S. federal government enacted tax reform in 2017 that, among other things, reduces U.S. federal corporate income tax rates, imposes limits on tax deductions for interest expense and changes the rules related to capital expenditure cost recovery. There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions of the newly enacted tax reform measure. Given the unpredictability of these possible changes and their potential interdependency, it remains difficult to assess the overall effect such tax changes will have on our earnings and cash flow, and the extent to which such changes could adversely impact our results of operations. As the impacts of the new law are determined, and as yet-to-be released regulations and other guidance interpreting the new law are issued and finalized, our financial results could be materially impacted.

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

Mortgage Financing on Properties

IPL’s mortgage and deed of trust secures first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage and deed of trust, substantially all property owned by IPL is subject to a direct first mortgage lien securing indebtedness of $1,713.8 million at December 31, 2019. In addition, IPALCO has outstanding $875.0 million of debt obligations which are secured by its pledge of all of the outstanding common stock of IPL.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of February 27, 2020, all of the outstanding common stock of IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). As a result, our stock is not listed for trading on any stock exchange.

Dividends

During the years ended December 31, 2019, 2018 and 2017, we paid distributions to our shareholders totaling $136.4 million, $130.2 million and $105.1 million, respectively. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL and such other factors as our Board of Directors deems relevant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” of this Form 10-K for a discussion of limitations on dividends from IPL. In order for us to make any dividend payments to our shareholders, we must, at the time and as a result of such dividends, either maintain certain credit ratings on our senior long-term debt or be in compliance with leverage and interest coverage ratios contained in IPALCO’s Third Amended and Restated Articles of Incorporation. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

Dividend and Capital Structure Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued, and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. As of December 31, 2019, and as of the filing of this report, IPL was in compliance with these restrictions.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement or unsecured notes, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain total debt to total capitalization not in excess of 0.65 to 1. As of December 31, 2019, and as of the filing of this report, IPL was in compliance with all covenants and no event of default existed.

IPALCO’s Third Amended and Restated Articles of Incorporation contain provisions which state that IPALCO may not make a distribution to its shareholders or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no event of default (as defined in the articles) and no such event of default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, IPALCO’s leverage ratio does not exceed 0.67 to 1 and IPALCO’s interest coverage ratio is not less than 2.50 to 1 or, (b)(ii) if such ratios are not within the parameters, IPALCO’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2019, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

IPALCO is also restricted in its ability to pay dividends if it is in default under the terms of its Term Loan, which could happen if IPALCO fails to comply with certain covenants. These covenants, among other things, require IPALCO to maintain a ratio of total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2019, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Statement of Operations Data:
Revenues	$1,481,643	$1,450,505	$1,349,588	$1,347,430	$1,250,399
Operating income	$296,752	$236,358	$239,198	$261,829	$204,483
Earnings from operations before income tax	$167,921	$147,474	$157,744	$192,270	$91,090
Net income	$132,393	$134,025	$108,793	$131,060	$59,524
Balance Sheet Data (end of period):
Total assets	$4,928,669	$4,862,053	$4,740,561	$4,702,281	$4,217,169
Long-term debt (less current maturities)	$2,092,430	$2,649,064	$2,477,538	$2,474,840	$2,153,276
Common shareholders’ equity	$546,476	$573,266	$572,276	$571,183	$352,933
Cumulative preferred stock of subsidiary	$59,784	$59,784	$59,784	$59,784	$59,784
Other Data:
Capital expenditures(1)	$219,242	$235,764	$228,861	$607,716	$686,064

(1) Capital expenditures includes $5.6 million, $11.4 million, $10.6 million, $15.5 million and $13.2 of payments for financed capital expenditures in 2019, 2018, 2017, 2016 and 2015, respectively.

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

EXECUTIVE SUMMARY

Compared with the prior year, the results for the year ended December 31, 2019 reflect higher earnings from operations before income tax of $20.4 million, or 14%, primarily due to factors including, but not limited to:

•
increased retail rates following the 2018 Base Rate Order, which approved a $43.9 million, or 3.2%, increase in annual revenues and also increased the benchmark for recovery of wholesale margins and capacity sales.

This was partially offset by:

•	a net decrease in the volume of retail kWh sold mostly due to milder weather;

•	increased maintenance expense primarily driven by higher distribution line clearance costs, including vegetation management; and

•	lower allowance for borrowed funds used during construction following the 2018 Base Rate order (resulting in higher interest expense).

See "Results of Operations" below for further discussion.

OVERVIEW OF 2019 RESULTS AND STRATEGIC PERFORMANCE

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as: regulatory action, environmental matters, weather and weather-related damage in our service area, customer growth and the local economy; (ii) our progress on performance improvement and growth strategies designed to maintain high standards in several operating areas (including safety, customer satisfaction, operations, financial and enterprise-wide performance, talent management/people, capital allocation/sustainability and corporate social responsibility) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see Note 2, “Regulatory Matters” to the Financial Statements and “Environmental Matters” in “Item 1. Business.”

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

Our safety performance is measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of non-injury near misses. Our lagging safety metrics track lost work day cases, severity rate, and recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.

IPL measures delivery reliability by Customer Average Interruption Duration Index ("CAIDI"), System Average Interruption Duration Index ("SAIDI") and System Average Interruption Frequency Index ("SAIFI") and benchmarks the reliability metrics against other utilities at both the state and national levels. IPL measures generation reliability by Commercial Availability (“CA”), Equivalent Forced Outage Factor (“EFOF”) and Equivalent Availability Factor (“EAF”) metrics and benchmarks both EFOF and EAF results nationally. We measure Customer Satisfaction using J.D. Power in their Electric Utility Residential Customer Satisfaction Study and Research America Market Research - Consumer Insight. Monitoring performance in the areas such as competitive rates, operational reliability and customer service supports our ongoing work to deliver reliable service to our customers.

RESULTS OF OPERATIONS

The following review of consolidated results of operations and "Capital Resources and Liquidity" sections compare the results for the year ended December 31, 2019 to the results for the year ended December 31, 2018. For discussion comparing the results for the year ended December 31, 2018 to the results for the year ended December 31, 2017, see Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Annual Report on Form 10-K, filed with the SEC on February 26, 2019.

In addition to the discussion on operations below, please see the “Statistical Information on Operations” table included in “Item 1. Business” of this report for additional data such as kWh sales and number of customers by customer class.

Statements of Operations Highlights

	Years Ended December 31,
(In Thousands)	2019	2018	2017
REVENUES	$1,481,643	$1,450,505	$1,349,588

OPERATING COSTS AND EXPENSES:
Fuel	340,466	331,701	281,542
Power purchased	133,674	164,542	189,847
Operation and maintenance	428,201	431,620	385,906
Depreciation and amortization	240,314	232,332	208,451
Taxes other than income taxes	42,236	53,952	44,644
Total operating expenses	1,184,891	1,214,147	1,110,390

OPERATING INCOME	296,752	236,358	239,198

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	3,486	8,477	25,798
Interest expense	(121,771)	(95,509)	(101,130)
Loss on early extinguishment of debt	—	—	(8,875)
Other income / (expense), net	(10,546)	(1,852)	2,753
Total other income / (expense), net	(128,831)	(88,884)	(81,454)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	167,921	147,474	157,744

Less: income tax expense	35,528	13,449	48,951
NET INCOME	132,393	134,025	108,793

Less: dividends on preferred stock	3,213	3,213	3,213
NET INCOME APPLICABLE TO COMMON STOCK	$129,180	$130,812	$105,580

2019 versus 2018

Revenues

Revenues increased in 2019 from the prior year by $31.1 million, which resulted from the following changes (dollars in thousands):

	2019	2018	Change	Percentage Change
Revenues:
Retail Revenues	$1,399,374	$1,396,465	$2,909	0.2%
Wholesale Revenues	68,474	38,789	29,685	76.5%
Miscellaneous Revenues	13,795	15,251	(1,456)	(9.5)%
Total Revenues	$1,481,643	$1,450,505	$31,138	2.1%
Heating Degree Days(1):
Actual	5,298	5,417	(119)	(2.2)%
30-year Average	5,365	5,367
Cooling Degree Days(1):
Actual	1,318	1,625	(307)	(18.9)%
30-year Average	1,074	1,066

(1) Heating and cooling degree-days are a measure of the relative heating or cooling required for a home or business. The heating degrees in a day are calculated as the degrees that the average actual daily temperature is below 65 degrees Fahrenheit. For example, if the average temperature on March 20th was 40 degrees Fahrenheit, the heating degree days for that day would be the 25-degree difference between 65 degrees and 40 degrees. Similarly, cooling degree days in a day are calculated as the degrees that the average actual daily temperature is above 65 degrees Fahrenheit.

Retail Revenues

The increase in retail revenues of $2.9 million was primarily due to the following (in millions):

Volume:
Net decrease in the volume of kWh sold, primarily due to milder weather in our service territory versus the comparable period (as demonstrated by the 2% decrease in heating degree days and 19% decrease in cooling degree days, as shown above)	$(49.5)
Price:
Net increase in the weighted average price of retail kWh sold, primarily due to new basic rates and charges that were effective on December 5, 2018 as a result of implementing the 2018 Base Rate Order and favorable block rate(1) and other retail rate variances, partially offset by decreases in environmental and DSM program rate adjustment mechanism revenues(2).	46.7
Increase in other retail revenues primarily due to updated estimates of 2018 DSM shared savings and lost revenues recorded in 2019.	5.7
Net increase in price	$52.4

Net increase in retail revenues	$2.9

(1)
Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases and vice versa.

(2)	The decreases in environmental and DSM program rate adjustment mechanism revenues are offset by decreases in operating expenses.

Wholesale Revenues

The increase in wholesale revenues of $29.7 million was primarily due to a $46.2 million increase in the quantity of kWh sold primarily due to increased generation capacity as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018 as well as increased unit availability as a result of outages, partially offset by a $16.5 million decrease in the weighted average price per kWh sold. We sold 2,718.4 million kWh in the wholesale market during 2019 compared to 1,241.4 million kWh during 2018. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. For the comparable period in 2018, 50% of IPL's annual wholesale margins above (or below) an established benchmark of $6.3 million were passed back (or charged) to customer rates through the Off System Sales Margin rider (in accordance with the 2016 Base Rate Order). Effective December 5, 2018, with the implementation of the 2018 Base Rate Order, 100% of annual wholesale margins earned above (or below) a benchmark of $16.3 million are passed back (or charged) to customer rates through the Off System Sales Margin rider.

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses from 2018 to 2019 (in thousands):

	Years Ended
	December 31,
	2019	2018	$ Change	% Change
Operating costs and expenses:
Fuel	$340,466	$331,701	$8,765	2.6%
Power purchased	133,674	164,542	(30,868)	(18.8)%
Operation and maintenance	428,201	431,620	(3,419)	(0.8)%
Depreciation and amortization	240,314	232,332	7,982	3.4%
Taxes other than income taxes	42,236	53,952	(11,716)	(21.7)%
Total operating costs and expenses	$1,184,891	$1,214,147	$(29,256)	(2.4)%

Fuel

The increase in fuel costs of $8.8 million was primarily due to (i) a $34.0 million increase in the quantity of fuel consumed versus the comparable period and (ii) a $15.7 million increase from deferred fuel costs, partially offset by (iii) a $30.5 million decrease due to the lower price of natural gas consumed versus the comparable period and (iv) a $11.4 million decrease due to the lower price of coal consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider discussed above. As a result of the 100% sharing that began December 5, 2018, fluctuations in such costs will not have an impact on our earnings from operations before income taxes.

Power Purchased

The decrease in purchased power costs of $30.9 million was primarily due to (i) a 42% decrease in the volume of power purchased during the period ($55.5 million) and (ii) capacity expense (including deferrals) declining by $3.6 million versus the prior period primarily due to the CCGT plant at Eagle Valley commencing commercial operations in April 2018 (as discussed above), partially offset by (iii) a $28.3 million increase in the market price of purchased power. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The primary driver for the $55.5 million volume decrease was lower demand and the commencement of commercial operations of the CCGT plant at Eagle Valley in April 2018, as well as the timing and duration of outages during these respective periods. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The decrease in Operation and maintenance expense of $3.4 million was primarily due to the following:

•	lower DSM program costs of $15.7 million (these program costs are recoverable through customer rates and are offset by a decrease in DSM revenues); and

•
decrease in deferred environmental project expenses of $15.6 million due to differences between the amount of recoverable expenses incurred in the period and the inclusion of such expenses in billing rates through IPL's environmental rider (these project expenses are recoverable through customer rates and are offset by a decrease in environmental revenues).

These were partially offset by:

•	increased maintenance expenses of $18.2 million primarily due to increased distribution line clearance costs, including vegetation management; and

•	a $6.2 million write-off of materials and supplies inventory recorded in December 2019 (for further discussion, see Note 2, “Regulatory Matters - IRP Filing”).

Depreciation and Amortization

The increase in Depreciation and amortization expense of $8.0 million was mostly attributed to the impact of additional assets placed in service (primarily the newly constructed CCGT plant at Eagle Valley) and no longer deferring depreciation expense on the Eagle Valley CCGT (in accordance with the 2018 Base Rate Order).

Taxes Other Than Income Taxes

The decrease in Taxes other than income taxes of $11.7 million was mostly attributed to lower property taxes of $10.0 million primarily as a result of lower assessed values and a favorable adjustment related to 2018 property taxes recorded in 2019.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net from 2018 to 2019 (in thousands):

	Years Ended
	December 31,
	2019	2018	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$3,486	$8,477	$(4,991)	(58.9)%
Interest expense	(121,771)	(95,509)	(26,262)	27.5%
Other income / (expense), net	(10,546)	(1,852)	(8,694)	469.4%
Total other income/(expense), net	$(128,831)	$(88,884)	$(39,947)	44.9%

Allowance for Equity Funds Used During Construction

The decrease in Allowance for equity funds used during construction of $5.0 million was primarily due to a lower average construction work in progress balance compared to the comparable period (due to the commencement of commercial operations at the Eagle Valley CCGT in April 2018).

Interest Expense

The increase in Interest expense of $26.3 million was primarily due to a $23.1 million decrease in the allowance for borrowed funds used during construction, which IPL earned in the prior period on the Eagle Valley CCGT until the 2018 Base Rate Order was approved in December 2018, and higher interest expense on long-term debt of $2.8 million.

Other Income/(Expense), Net

The decrease in Other income/(expense), net of $8.7 million was primarily due to an increase in defined benefit plan costs of $11.5 million due to a lower expected return on plan assets in 2019 compared to 2018.

Income Tax Expense

The following table illustrates our changes in income tax expense from 2018 to 2019 (in thousands):

	Years Ended
	December 31,
	2019	2018	$ Change	% Change
Income tax expense	$35,528	$13,449	$22,079	164.2%

The increase in income tax expense of $22.1 million was primarily due to (i) tax benefits recorded in 2018 associated with the amortization of the impact of the lower income tax rate resulting from the TCJA on our deferred tax balances and (ii) higher pretax income versus the comparable period.

KEY TRENDS AND UNCERTAINTIES

During 2020 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:

▪	regulatory outcomes and impacts;

▪	the passage of new legislation, implementation of regulations or other changes in regulation; and

▪	timely recovery of capital expenditures.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this report impact us more significantly than we currently anticipate, then these adverse factors, or other adverse factors unknown to us, may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” of this Form 10-K.
Operational
We plan to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 by 2023 (for further discussion, see Note 2, “Regulatory Matters - IRP Filing” to the Financial Statements of this Form 10-K).
Regulatory Environment
For a discussion of the regulatory environment related to our business, including adjustments to fuel cost recovery that may be required by IPL's FAC if jurisdictional net operating income is higher than authorized, see “Item 1. Business – Regulation” and Note 2, “Regulatory Matters” to the Financial Statements of this Form 10-K.

Macroeconomic and Political

Federal Taxes — In December 2017, the U.S. federal government enacted the TCJA. The legislation significantly revised the U.S. corporate income tax system by, among other things, lowering corporate income tax rates and introducing new limitations on interest expense deductions beginning in 2018. These changes impacted our 2018 and 2019 effective tax rates and will materially impact our effective tax rate in future periods. Our interpretation of the TCJA may change as the U.S. Treasury and the Internal Revenue Service issue additional guidance. Such changes may be material.

State Taxes — The state of Indiana has largely conformed to the TCJA.

Reference Rate Reform

In July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. While IPALCO maintains financial instruments referencing LIBOR as an interest rate benchmark, we have not yet executed any technical amendments or other contractual alternatives to address this matter. Although the full impact of the reform remains unknown, we have begun to engage with IPALCO and IPL counterparties to discuss specific action items to be undertaken in order to prepare for amendments when such contracts become due.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2019, we had unrestricted cash and cash equivalents of $48.2 million and available borrowing capacity of $250 million under our unsecured revolving Credit Agreement. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2020. In December 2018, we received an order from the IURC granting us authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt and refinance up to $185 million in existing indebtedness, all of which authority remains available under the order as of December 31, 2019. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of December 31, 2019. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2019. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed Credit Agreement will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES U.S. Investments and CDPQ. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed Credit Agreement; (iv) additional debt financing; and (v) equity capital contributions. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

IPL Unsecured Notes

IPL has $90 million of unsecured notes due December 22, 2020. For further discussion, please see Note 7, “Debt - IPL Unsecured Notes.”

IPALCO’s Senior Secured Notes and Term Loan

IPALCO has $405 million of 3.45% Senior Secured Notes due July 15, 2020 and a $65 million Term Loan due July 1, 2020. For further discussion, please see Note 7, “Debt - IPALCO's Senior Secured Notes and Term Loan.”

Cash Flows

The following table provides a summary of our cash flows:

	Years ended December 31,			$ Change
	2019	2018	2017	2019 vs. 2018
	(in thousands)			(in thousands)
Net cash provided by operating activities	$397,815	$381,012	$285,260	$16,803
Net cash used in investing activities	(237,448)	(253,952)	(236,432)	16,504
Net cash used in financing activities	(145,414)	(124,142)	(53,100)	(21,272)
Net change in cash and cash equivalents	14,953	2,918	(4,272)	12,035
Cash, cash equivalents and restricted cash at beginning of period	33,599	30,681	34,953	2,918
Cash and cash equivalents at end of period	$48,552	$33,599	$30,681	$14,953

2019 versus 2018

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows:

	Years ended December 31,			$ Change
	2019	2018	2017	2019 vs. 2018
	(in thousands)			(in thousands)
Net income	$132,393	$134,025	$108,793	$(1,632)
Depreciation and amortization	240,314	232,332	208,451	7,982
Amortization of debt premium	4,109	3,975	4,202	134
Deferred income taxes and investment tax credit adjustments	15,277	(15,735)	(3,506)	31,012
Loss on early extinguishment of debt	—	—	8,875	—
Allowance for equity funds used during construction	(3,486)	(8,477)	(25,798)	4,991
Net income, adjusted for non-cash items	388,607	346,120	301,017	42,487
Net change in operating assets and liabilities	9,208	34,892	(15,757)	(25,684)
Net cash provided by operating activities	$397,815	$381,012	$285,260	$16,803

The net change in operating assets and liabilities for the year ended December 31, 2019 compared to the year ended December 31, 2018 was driven by the following (in thousands):

Decrease from short-term and long-term regulatory assets and liabilities primarily due to proceeds IPL received in the prior year pursuant to a settlement agreement and a prior year increase to regulatory liabilities to record the impacts of the TCJA on customer rates. IPL has been passing both of these benefits on to customers in 2019.	$(75,726)
Decrease from accrued taxes payable/receivable primarily due to timing of tax sharing payments and lower current income tax expense in 2019.	(18,878)
Increase from pension and other postretirement benefit obligations primarily due to lower employer contributions	36,154
Increase from accounts receivable, primarily due to a decrease in Retail revenues at the end of 2019 as compared to the end of 2018 due to mild weather	16,413
Increase from inventories, primarily due to less consumption in 2019	17,226
Increase from accrued and other current liabilities and prepayments and other current assets primarily due to timing of payments	8,115
Other	(8,988)
Net change in operating assets and liabilities	$(25,684)

Investing Activities

Net cash used in investing activities increased $16.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, which was primarily driven by (in thousands):

Lower cash outflows for capital expenditures due to decreased growth and environmental related capital expenditures, partially offset by higher maintenance related capital expenditures	$10,716
Lower cash outflows on cost of removal and regulatory recoverable ARO payments due to timing of such payments	7,705
Other	(1,917)
Net change in investing activities	$16,504

Financing Activities

Net cash used in financing activities decreased $21.3 million for the year ended December 31, 2019 compared to December 31, 2018, which was primarily driven by (in thousands):

Decrease from long-term borrowings, net of discount due to the October 2018 issuance of a $65.0 million Term Loan and a November 2018 issuance of $105.0 million first mortgage bonds	$(169,936)
Increase from net short-term borrowings due to higher net repayments on IPL's line of credit in 2018	148,000
Higher distributions to shareholders	(6,247)
Lower payments for financed capital expenditures	5,806
Other	1,105
Net change in financing activities	$(21,272)

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2020 through 2022 is currently estimated to cost approximately $1.1 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2020	2021	2022	from 2020 through 2022
Transmission and distribution related additions, improvements and extensions	$208	$277	$307	$792	(1)
Power plant-related projects	61	59	70	190
Other miscellaneous equipment	31	42	41	114
Total estimated costs of capital expenditure program	$300	$378	$418	$1,096

(1) Additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

Additionally, IPL plans to spend $18 million on environmental compliance costs for the three-year period 2020 through 2022 (amounts in millions):

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project (1)	Through December 31, 2019 (1)	of Project
NAAQS Ozone	$25	$15	$10
NAAQS SO2 (2)	$29	$28	$1
Cooling water intake regulations (3)	$8	$1	$7

(1) Reflects total costs from project inception.
(2) IPL plans to spend a total of $29 million through 2020 for projects underway related to environmental compliance for NAAQS SO2.
(3) Includes spending for studies related to cooling water intake requirements in section 316(b) of the CWA.

Please see “Item 1. Business - Environmental Matters" for additional details on each of these projects.

The amounts described in the capital expenditure program above include spending under IPL's TDSIC plan filed with the IURC on July 24, 2019 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027.

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

Liquidity

We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to energy hedges, taxes and dividend payments. For 2020 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing, and funds from equity capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under the Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business, and our results of operations, financial condition and cash flows.

Indebtedness

Significant Debt Transactions

For further discussion of our significant debt transactions, please see Note 7, “Debt” to the Financial Statements of this Form 10-K.

Line of Credit

IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility on June 19, 2019 with a syndication of bank lenders, as discussed in Note 7, “Debt - Line of Credit” to the Financial Statements. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes.

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at December 31, 2019
IPL	Revolving	June 2024	$250.0	$250.0

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

Debt ratings	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BBB (a)	A (b)	Stable	November 2019
Moody's Investors Service	Baa3 (a)	A2 (b)	Stable	November 2018
S&P Global Ratings	BBB- (a)	A- (b)	Stable	November 2019

Credit ratings	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BBB-	BBB+	Stable	November 2019
Moody's Investors Service	—	Baa1	Stable	November 2018
S&P Global Ratings	BBB	BBB	Stable	November 2019

(a)	Ratings relate to IPALCO's Senior Secured Notes.

(b)	Ratings relate to IPL's Senior Secured Bonds.

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

Contractual Cash Obligations

Our non-contingent contractual obligations as of December 31, 2019 are set forth below:

	Payment due
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Long-term debt	$2,678.8	$560.0	$95.0	$445.0	$1,578.8
Interest obligations	1,848.3	109.4	193.0	186.0	1,359.9
Purchase obligations
Coal, gas, purchased power and
related transportation	1,435.3	249.4	343.0	212.1	630.8
Other	81.4	52.4	11.4	7.0	10.6
Total	$6,043.8	$971.2	$642.4	$850.1	$3,580.1

Long-term debt:

Our long-term debt at December 31, 2019 consists of IPL first mortgage bonds, IPL unsecured debt and IPALCO long-term debt. These long-term debt amounts include current maturities but exclude unamortized debt discounts and deferred financing costs. See Note 7, "Debt" to the Financial Statements of this Form 10-K.

Interest obligations:

Interest payment obligations are associated with the long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2019.

Purchase obligations:

Electricity purchase commitments:

IPL enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:

At December 31, 2019, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives and incentive compensation (see Note 5, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 8, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 9, "Benefit Plans") and (v) contingencies (see Note 10, "Commitments and Contingencies"). See the indicated notes to the Financial Statements of this Form 10-K for additional information on the items excluded.

Reserve for uncertain tax positions:

Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $7.1 million at December 31, 2019, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.

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

Revenue Recognition

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2019 revenues and ending unbilled revenues of a one percentage point change in estimated line losses for the month of December 2019 is immaterial. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted.

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

Regulation

As a regulated utility, we apply the provisions of ASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the IURC and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous overcollections or the deferral of revenues collected for costs that IPL expects to incur in the future. Specific regulatory assets and liabilities are disclosed in Note 2, “Regulatory Matters - Regulatory Assets and Liabilities” to the Financial Statements.

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

AROs

In accordance with the provisions of GAAP relating to the accounting for AROs, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. These GAAP provisions also require that components of previously recorded depreciation related to the cost of removal of assets upon future retirement, whether legal AROs or not, must be removed from a company’s accumulated depreciation reserve and be reclassified as a regulatory liability. We make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities and expenses as they relate to AROs. These assumptions and estimates are based on historical experience and assumptions that we believe to be reasonable at the time. See Note 3, "Property, Plant and Equipment - ARO" to the Financial Statements for more information.

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
Contingencies
We accrue for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations and are involved in certain legal proceedings. If our actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. Please see Note 10, “Commitments and Contingencies” to the Financial Statements for information about significant contingencies involving us.
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

Wholesale Sales

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO day-ahead and real-time markets. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, the demand by load-serving entities, and the formation of IPL’s offers into the market. Our wholesale revenues are generated primarily from sales directly to the MISO energy market. The average price per MWh we sold in the wholesale market was $25.19, $31.26 and $31.99 in 2019, 2018 and 2017, respectively. For the periods presented in the Financial Statements of this Form 10-K, a decline in wholesale prices could have had a negative impact on earnings, because most of our non-fuel costs are fixed in the short term and lower wholesale prices can result in lower wholesale volumes sold. However, after the implementation of the 2018 Base Rate Order in December 2018, the impact is limited as the order provides that annual wholesale margins earned above (or below) a benchmark of $16.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Our wholesale revenues represented 2.2% of our total electric revenues over the past five years. As a result, we anticipate that a 10% change in the market price for wholesale electricity would not have a material impact on our results of operations.

Fuel

We have limited exposure to commodity price risk for the purchase of coal and natural gas, the primary fuels used by us for the production of electricity. We manage this risk for coal by providing for all of our current projected burn through 2020 and approximately 57% of our current projected burn for the three-year period ending December 31, 2022, under long-term contracts. In addition, IPL has established physical natural gas hedges for approximately 50% of the expected consumption at Eagle Valley during the 2020 winter period. Pricing provisions in some of our long-term contracts allow for price changes under certain circumstances. Fuel purchases made in 2020 have been and are expected to continue to be made at prices that are slightly lower than our weighted average price in 2019. Our exposure to fluctuations in the price of fuel is limited because pursuant to Indiana law, we may apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

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

Equity Market Risk

Our Pension Plans are impacted significantly by the economy as a result of the Pension Plans being invested in common equity securities. The performance of the Pension Plans’ investments in such common equity securities and other instruments impacts our earnings as well as our funding liability. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $21.4 million reduction in fair value as of December 31, 2019 and approximately a $7.4 million increase to the 2020 pension expense. Please see Note 9, “Benefit Plans” to the Financial Statements for additional Pension Plan information.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, IPL’s Credit Agreement and IPALCO's Term Loan bear interest at variable rates based either on the Prime interest rate or on the LIBOR. IPL’s Series 2015A and Series 2015B notes bear interest at variable rates based on the LIBOR. Fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily the LIBOR. At December 31, 2019, we had approximately $2,523.8 million principal amount of fixed rate debt and $155.0 million principal amount of variable rate debt outstanding. In regard to our fixed rate debt, the interest rate risk with respect to long-term debt primarily relates to the potential impact a decrease in interest rates has on the fair value of our fixed-rate debt and not on our financial condition or results of operations.

Variable rate debt at December 31, 2019 was comprised of $90.0 million under IPL's Series 2015A and Series 2015B notes and $65.0 million under IPALCO's Term Loan. Based on amounts outstanding as of December 31, 2019, the effect of a 25 basis point change in the applicable rates on our variable-rate debt would change our annual interest expense and cash paid for interest by $0.4 million and $(0.4 million), respectively.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed-rate	$405.0	$95.0	$—	$—	$445.0	$1,578.8	$2,523.8	$2,876.1
Variable-rate	155.0	—	—	—	—	—	155.0	155.0
Total Indebtedness	$560.0	$95.0	$—	$—	$445.0	$1,578.8	$2,678.8	$3,031.1
Weighted Average Interest Rates by Maturity	3.144%	3.875%	N/A	N/A	3.648%	5.016%	4.357%

For further discussion of our fair value of our indebtedness and book value of our indebtedness please see Note 4, “Fair Value” and Note 7, “Debt” to the Financial Statements.

Retail Energy Market

The legislatures of several states have enacted laws that allow various forms of competition or that experiment with allowing some form of customer choice of electricity suppliers for retail sales of electric energy. Indiana has not done so. In Indiana, competition among electric energy providers for sales has focused primarily on the sale of bulk power to other public and municipal utilities. Indiana law provides for electricity suppliers to have exclusive retail service areas. In order to increase sales, we work to attract new customers into our service territory. Although the retail sales of electric energy are regulated, we face competition from other energy sources. For example, customers have a choice of installing electric or natural gas home and hot water heating systems or installing qualified generation facilities on their premises.

Counterparty Credit Risk

At times, we may utilize forward purchase contracts to manage the risk associated with power purchases and could be exposed to counterparty credit risk in these contracts. We manage this exposure to counterparty credit risk by entering into contracts with companies that are expected to fully perform under the terms of the contract. Individual credit limits are generally implemented for each counterparty to further mitigate credit risk. We may also require a counterparty to provide collateral in the event certain financial benchmarks are not maintained, or certain credit ratings are not maintained.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IPALCO Enterprises, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, common shareholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

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
February 27, 2020

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017
(In Thousands)
	2019	2018	2017
REVENUES	$1,481,643	$1,450,505	$1,349,588

OPERATING COSTS AND EXPENSES:
Fuel	340,466	331,701	281,542
Power purchased	133,674	164,542	189,847
Operation and maintenance	428,201	431,620	385,906
Depreciation and amortization	240,314	232,332	208,451
Taxes other than income taxes	42,236	53,952	44,644
Total operating expenses	1,184,891	1,214,147	1,110,390

OPERATING INCOME	296,752	236,358	239,198

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	3,486	8,477	25,798
Interest expense	(121,771)	(95,509)	(101,130)
Loss on early extinguishment of debt	—	—	(8,875)
Other income / (expense), net	(10,546)	(1,852)	2,753
Total other income / (expense), net	(128,831)	(88,884)	(81,454)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	167,921	147,474	157,744

Less: income tax expense	35,528	13,449	48,951
NET INCOME	132,393	134,025	108,793

Less: dividends on preferred stock	3,213	3,213	3,213
NET INCOME APPLICABLE TO COMMON STOCK	$129,180	$130,812	$105,580

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Comprehensive Income/(Loss)
For the Years Ended December 31, 2019, 2018 and 2017
(In Thousands)
	2019	2018	2017

Net income applicable to common stock	$129,180	$130,812	$105,580

Derivative activity:
Change in derivative fair value, net of income tax benefit of $6,810, $0 and $0, for each respective period	(19,750)	—	—
Net change in fair value of derivatives	(19,750)	—	—

Other comprehensive loss	(19,750)	—	—

Net comprehensive income	$109,430	$130,812	$105,580

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,152	$33,199
Restricted cash	400	400
Accounts receivable, net	161,090	167,559
Inventories	83,569	99,668
Regulatory assets, current	37,398	28,399
Taxes receivable	23,670	13,773
Prepayments and other current assets	17,264	15,573
Total current assets	371,543	358,571
NON-CURRENT ASSETS:
Property, plant and equipment	6,398,612	6,201,078
Less: Accumulated depreciation	2,414,652	2,256,215
	3,983,960	3,944,863
Construction work in progress	130,609	111,723
Total net property, plant and equipment	4,114,569	4,056,586
OTHER NON-CURRENT ASSETS:
Intangible assets - net	64,861	40,848
Regulatory assets, non-current	355,614	395,077
Other non-current assets	22,082	10,971
Total other non-current assets	442,557	446,896
TOTAL ASSETS	$4,928,669	$4,862,053
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 7)	$559,199	$—
Accounts payable	128,521	134,931
Accrued taxes	22,012	21,325
Accrued interest	35,334	34,790
Customer deposits	34,635	32,700
Regulatory liabilities, current	52,654	51,024
Accrued and other current liabilities	49,860	27,787
Total current liabilities	882,215	302,557
NON-CURRENT LIABILITIES:
Long-term debt (Note 7)	2,092,430	2,649,064
Deferred income tax liabilities	272,861	253,085
Taxes payable	4,658	4,658
Regulatory liabilities, non-current	846,430	870,255
Accrued pension and other postretirement benefits	19,344	19,329
Asset retirement obligations	204,219	129,451
Other non-current liabilities	252	604
Total non-current liabilities	3,440,194	3,926,446
Total liabilities	4,322,409	4,229,003
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
Paid in capital	590,784	597,824
Accumulated other comprehensive loss	(19,750)	—
Accumulated deficit	(24,558)	(24,558)
Total common shareholders' equity	546,476	573,266
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	606,260	633,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,928,669	$4,862,053

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(In Thousands)
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,393	$134,025	$108,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240,314	232,332	208,451
Amortization of deferred financing costs and debt premium	4,109	3,975	4,202
Deferred income taxes and investment tax credit adjustments - net	15,277	(15,735)	(3,506)
Loss on early extinguishment of debt	—	—	8,875
Allowance for equity funds used during construction	(3,486)	(8,477)	(25,798)
Change in certain assets and liabilities:
Accounts receivable	6,469	(9,944)	(3,028)
Inventories	13,574	(3,652)	(5,342)
Accounts payable	3,047	3,675	(12,917)
Accrued and other current liabilities	4,413	(10,532)	97
Accrued taxes payable/receivable	(15,698)	3,180	(785)
Accrued interest	544	458	1,791
Pension and other postretirement benefit expenses	5,414	(30,740)	(14,069)
Short-term and long-term regulatory assets and liabilities	921	76,647	17,011
Prepayments and other current assets	(2,119)	4,711	(553)
Other - net	(7,357)	1,089	2,038
Net cash provided by operating activities	397,815	381,012	285,260
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(213,619)	(224,335)	(218,224)
Project development costs	(2,269)	(1,127)	(1,729)
Cost of removal and regulatory recoverable ARO payments	(21,838)	(29,543)	(16,802)
Other	278	1,053	323
Net cash used in investing activities	(237,448)	(253,952)	(236,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	10,000	100,000	202,500
Short-term debt repayments	(10,000)	(248,000)	(129,150)
Long-term borrowings, net of discount	—	169,936	404,633
Retirement of long-term debt, including early payment premium	—	—	(408,152)
Distributions to shareholders	(136,426)	(130,179)	(105,144)
Preferred dividends of subsidiary	(3,213)	(3,213)	(3,213)
Deferred financing costs paid	—	(1,067)	(3,709)
Payments for financed capital expenditures	(5,623)	(11,429)	(10,637)
Other	(152)	(190)	(228)
Net cash used in financing activities	(145,414)	(124,142)	(53,100)
Net change in cash, cash equivalents and restricted cash	14,953	2,918	(4,272)
Cash, cash equivalents and restricted cash at beginning of period	33,599	30,681	34,953
Cash, cash equivalents and restricted cash at end of period	$48,552	$33,599	$30,681

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$117,457	$90,975	$94,781
Income taxes	29,600	28,275	65,050
Non-cash investing activities:
Accruals for capital expenditures	$35,471	$47,553	$45,322

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholders' Equity
and Noncontrolling Interest
For the Years Ended December 31, 2019, 2018 and 2017
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
Balance at January 1, 2017	$596,810	$—	$(25,627)	$571,183	$59,784
Net income	—	—	105,580	105,580	3,213
Preferred stock dividends	—	—	—	—	(3,213)
Distributions to shareholders	—	—	(105,144)	(105,144)	—
Other	657	—	—	657	—
Balance at December 31, 2017	597,467	—	(25,191)	572,276	59,784
Net income	—	—	130,812	130,812	3,213
Preferred stock dividends	—	—	—	—	(3,213)
Distributions to shareholders	—	—	(130,179)	(130,179)	—
Other	357	—	—	357	—
Balance at December 31, 2018	597,824	—	(24,558)	573,266	59,784
Net comprehensive income	—	(19,750)	129,180	109,430	3,213
Preferred stock dividends	—	—	—	—	(3,213)
Distributions to shareholders(1)	(7,246)	—	(129,180)	(136,426)	—
Other	206	—	—	206	—
Balance at December 31, 2019	$590,784	$(19,750)	$(24,558)	$546,476	$59,784

1) IPALCO made return of capital payments of $7.2 million in 2019 for the portion of current year distributions to shareholders in excess of current year net income.

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 500,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations all within the state of Indiana. Our largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT plant in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of December 31, 2019, IPL’s net electric generation capacity for winter is 3,705 MW and net summer capacity is 3,560 MW.

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

Regulatory Accounting

The retail utility operations of IPL are subject to the jurisdiction of the IURC. IPL’s wholesale power transactions are subject to the jurisdiction of the FERC. These agencies regulate IPL’s utility business operations, tariffs, accounting, depreciation allowances, services, issuances of securities and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of FASB ASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 2, “Regulatory Matters - Regulatory Assets and Liabilities” for a discussion of specific regulatory assets and liabilities.

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

	As of December 31,
	2019	2018
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$48,152	$33,199
Restricted cash	400	400
Total cash, cash equivalents and restricted cash	$48,552	$33,599

Revenues and Accounts Receivable

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. Our provision for doubtful accounts included in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations was $5.5 million, $6.0 million and $5.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table summarizes our accounts receivable balances at December 31:

	As of December 31,
	2019	2018
	(In Thousands)
Accounts receivable, net
Customer receivables	$90,747	$91,426
Unbilled revenue	65,822	68,893
Amounts due from related parties	2,717	5,720
Other	3,857	4,341
Provision for uncollectible accounts	(2,053)	(2,821)
Total accounts receivable, net	$161,090	$167,559

Inventories

We maintain coal, fuel oil, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or net realizable value, using the average cost. The following table summarizes our inventories balances at December 31:

	As of December 31,
	2019	2018
	(In Thousands)
Inventories
Fuel	$26,907	$32,457
Materials and supplies	56,662	67,211
Total inventories	$83,569	$99,668

Property, Plant and Equipment

Property, plant and equipment is stated at original cost as defined for regulatory purposes. The cost of additions to property, plant and equipment and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.7%, 4.2%, and 4.1% during 2019, 2018 and 2017, respectively. Depreciation expense was $228.2 million, $235.2 million, and $209.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. "Depreciation and amortization" expense on the accompanying Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 6.9%, 6.4% and 6.6% during 2019, 2018 and 2017, respectively.

Impairment of Long-lived Assets

GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $4.1 billion as of December 31, 2019 and 2018. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Intangible Assets

Intangible assets primarily include capitalized software of $139.6 million and $129.7 million and its corresponding accumulated amortization of $74.7 million and $88.8 million, as of December 31, 2019 and 2018, respectively. Amortization expense was $7.5 million, $5.5 million and $4.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated amortization expense of this capitalized software is approximately $50.0 million over the next 5 years ($10.0 million in 2020, $10.0 million in 2021, $10.0 million in 2022, $10.0 million in 2023 and $10.0 million in 2024).

Contingencies

IPALCO accrues for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations and are involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2019 and 2018, total loss contingencies accrued were $4.5 million and $4.6 million, respectively, which were included in “Accrued and Other Current Liabilities” on the accompanying Consolidated Balance Sheets.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. Approximately 69% of IPL’s employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s contract with the physical unit expires on December 6, 2021, and the contract with the clerical-technical unit expires February 13, 2023. Additionally, IPL has long-term coal contracts with four suppliers, with about 33% of our existing coal under contract for the three-year period ending December 31, 2022 coming from one supplier. Substantially all of the coal is currently mined in the state of Indiana.

Financial Derivatives

All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value. Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction or it qualifies for the normal purchases and sales exception.

IPL has contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and normal sales scope exception in ASC 815, IPL has elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

Additionally, we use interest rate hedges to manage the interest rate risk of our variable rate debt. We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective, which results in changes in the fair value being recorded within accumulated other comprehensive income, a component of shareholders' equity. We have elected not to offset net derivative positions in the Financial Statements. Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 5, “Derivative Instruments and Hedging Activities” for additional information.

Accumulated Other Comprehensive Income / (Loss)

The changes in the components of Accumulated Other Comprehensive Income/(Loss) during the year ended December 31, 2019 are as follows:

Gains and losses on cash flow hedges
(In Thousands)
Balance at January 1, 2019	$—
Other comprehensive loss	(19,750)
Balance at December 31, 2019	$(19,750)

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
Income tax assets or liabilities, which are included in allowable costs for ratemaking purposes in future years, are recorded as regulatory assets or liabilities with a corresponding deferred tax liability or asset. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. See Note 2, "Regulatory Matters" for additional information.

IPALCO and its subsidiaries file U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach. See Note 8, "Income Taxes" for additional information.

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
See Note 9, "Benefit Plans" for more information.
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

Under ASC 842, fewer of our contracts contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases qualify as sales-type leases and direct financing leases. Under these two models, a lessor derecognizes the asset and recognizes a lease receivable. According to ASC 842, the net investment in the lease includes the fair value of residual interest in the asset after the contract period as well as the present value of the fixed lease payments, but does not include any variable payments under the lease. Therefore, the net investment in the lease could be significantly different than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized net investment in the lease and the carrying amount of the underlying asset is recognized as a gain/loss at lease commencement.

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
2019-12, Income Taxes (Topic 740): Simplifying the Accounting For Income Taxes
The standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.

Transition Method: various
		January 1, 2021. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on the Financial Statements.
2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	See discussion of the ASU below.	January 1, 2020. Early adoption is permitted only as of January 1, 2019.	The Company will adopt the standard on January 1, 2020; see below for the evaluation of the impact of the adoption on the standard on the Financial Statements.

ASU 2016-13 and its subsequent corresponding updates will update the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss ("CECL") model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, there will be no change to the measurement of credit losses, except that unrealized losses due to credit-related factors will be recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement. There are various transition methods available upon adoption.

The Company is currently evaluating the impact of adopting the standard on its Financial Statements; however, it is expected that the new current expected credit loss model will primarily impact the calculation of the Company's expected credit losses on $163.1 million in gross trade accounts receivable. The Company does not expect a material impact to result from the application of CECL on our trade accounts receivable.

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

Our declining block rate structure generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, fuel costs, generating unit availability, and capital expenditures including those required by environmental regulations can affect the return realized.

Base Rate Orders

On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement previously filed with the IURC by IPL for a $43.9 million, or 3.2%, increase to annual revenues (the "2018 Base Rate Order"). The 2018 Base Rate Order includes recovery through rates of the CCGT at Eagle Valley completed in the first half of 2018, as well as other construction projects and changes to operating income since the 2016 Base Rate Order (See below). New basic rates and charges became effective on December 5, 2018. The 2018 Base Rate Order also provides customers approximately $50 million in benefits, which are flowing to customers over the two-year period that began March 2019, via the ECCRA rate adjustment mechanism. This liability, less amounts returned to IPL's customers during 2019, is recorded primarily in "Regulatory liabilities, current" with approximately $4.7 million in "Regulatory liabilities, non-current" as of December 31, 2019 on the accompanying Consolidated Balance Sheets. In addition, the 2018 Base Rate Order provides that annual wholesale margins earned above (or below) the benchmark of $16.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Similarly, the 2018 Base Rate Order provides that all capacity sales above (or below) a benchmark of $11.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. The 2018 Base Rate Order also approved changes to IPL's depreciation and amortization rates (including no longer deferring depreciation on the CCGT at Eagle Valley) which altogether represent a net expense increase of approximately $28.7 million annually.

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

NAAQS

On April 26, 2017, the IURC approved IPL’s request for NAAQS SO2 compliance at its Petersburg generation station with 80% of qualifying costs recovered through a rate adjustment mechanism and the remainder recorded as a regulatory asset for recovery in a subsequent rate case. The approved capital cost of the NAAQS SO2 compliance plan was approximately $29 million. These projects went into service between August 2018 and August 2019.

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

Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in the FAC. A utility may be unable to recover all of its fuel costs if its rolling twelve-month operating income, determined at quarterly measurement dates, exceeds its authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies (“Cumulative Deficiencies”) to offset it. The Cumulative Deficiencies calculation provides that only five years’ worth of historical earnings deficiencies or surpluses are included, unless it has been greater than five years since the most recent rate case.

In each of the last three calendar years, IPL has reported earnings in excess of the authorized level for each of the four quarterly reporting periods in those years. IPL was not required to reduce its fuel cost recovery, because of its Cumulative Deficiencies. The historical periods when IPL earned less than the authorized level, which put IPL in a Cumulative Deficiency position, all relate to earnings prior to IPL’s 2018 Base Rate Order and therefore each quarter one of those under-earning periods drops out of the Cumulative Deficiency calculation. Consequently, it is likely that IPL’s Cumulative Deficiencies will drop to zero in 2020 and IPL may then be required to decrease its fuel factor if it continues to earn above the authorized level.

ECCRA

IPL may apply to the IURC for approval of a rate adjustment known as the ECCRA periodically to recover costs (including a return) to comply with certain environmental regulations applicable to IPL’s generating stations. The total amount of IPL’s equipment approved for ECCRA recovery as of December 31, 2019 was $17.4 million. The jurisdictional revenue requirement approved by the IURC to be included in IPL’s rates for the twelve-month period ending February 2020 was a net credit to customers of $28.4 million. This amount is significantly lower than prior ECCRA periods as a result of (i) having the vast majority of the ECCRA projects rolled into IPL’s basic rates and charges effective December 5, 2018 as a result of the 2018 Base Rate Order and (ii) the approximately $50 million of customer benefits being flowed through the ECCRA as a result of the 2018 Base Rate Order, as described above. The only equipment still remaining in the ECCRA as of December 31, 2019 are certain projects associated with NAAQS compliance.

DSM

Through various rate orders from the IURC, IPL has been able to recover its costs of implementing various DSM programs throughout the periods covered by this report. In 2019 and 2018, IPL also had the ability to receive performance incentives, dependent upon the level of success of the programs. Performance incentives included in revenues for the years ended December 31, 2019, 2018 and 2017 were $7.5 million, $3.8 million and $0.0 million, respectively.

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

Wind and Solar Power Purchase Agreements

We are committed under a power purchase agreement to purchase all wind-generated electricity through 2029 from a wind project in Indiana. We are also committed under another agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota. The Indiana project has a maximum output capacity of approximately 100 MW and the Minnesota project has a maximum output capacity of approximately 200 MW. In addition, we have 96.4 MW of solar-generated electricity in our service territory under long-term contracts (these long-term contracts have expiration dates ranging from 2021 to 2033), of which 95.9 MW was in operation as of December 31, 2019. We have authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC. If and when IPL sells the renewable energy attributes (in the form of renewable energy credits) generated from these facilities, the proceeds would pass back to benefit IPL’s retail customers through the FAC.

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

TDSIC Filing

In 2013, Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, was signed into law.  The TDSIC statute was revised in 2019. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a plan of at least five years and not more than seven for eligible investments. Once the plan is approved by the IURC, eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next base rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues.

On July 24, 2019, IPL filed a petition with the IURC seeking approval of a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. An IURC order is expected in the first quarter of 2020. There will be no revenues and/or cost recovery until approval of the TDSIC rider, which is not expected to occur until later in 2020.

IRP Filing

In December 2019, IPL filed its IRP, which describes IPL's Preferred Resource Portfolio for meeting generation capacity needs for serving IPL's retail customers over the next several years. IPL's Preferred Resource Portfolio is IPL's reasonable least cost option and provides a cleaner and more diverse generation mix for customers. IPL's Preferred Resource Portfolio includes the retirement of 630 MW of coal-fired generation by 2023. Based on extensive modeling, IPL has determined that the cost of operating Petersburg Units 1 and 2 exceeds the value customers receive compared to alternative resources. Retirement of these units allows the company to cost-effectively diversify the portfolio and transition to lower cost and cleaner resources while maintaining a reliable system.

IPL issued an all-source Request for Proposal on December 20, 2019, in order to competitively procure replacement capacity by June 1, 2023, which is the first year IPL is expected to have a capacity shortfall. Current modeling indicates that a combination of wind, solar, storage, and energy efficiency would be the lowest reasonable cost option for the replacement capacity, but IPL will assess the type, size, and location of resources after bids are received. As a result of the decision to retire Petersburg Units 1 and 2, IPL recorded a $6.2 million obsolescence loss in December 2019 for materials and supplies inventory IPL does not believe will be utilized by the planned retirement dates, which is recorded in "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations.

Regulatory Assets and Liabilities

Regulatory assets represent deferred costs or credits that have been included as allowable costs or credits for ratemaking purposes. IPL has recorded regulatory assets or liabilities relating to certain costs or credits as authorized by the IURC or established regulatory practices in accordance with ASC 980. IPL is amortizing non tax-related regulatory assets to expense over periods ranging from 1 to 45 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2019	2018	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Undercollections of rate riders	$22,216	$13,217	Approximately 1 year(1)
Costs being recovered through basic rates and charges	15,182	15,182	Approximately 1 year(1)
Total current regulatory assets	37,398	28,399
Long-term:
Unrecognized pension and other
postretirement benefit plan costs	176,646	195,559	Various (2)
Deferred MISO costs	74,660	88,052	Through 2026(1)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	7,030	8,084	Through 2026(1)(3)
Unamortized reacquisition premium on debt	18,330	19,714	Over remaining life of debt
Environmental projects	78,021	81,204	Through 2046(1)(3)
Other miscellaneous	927	2,464	Various (4)
Total long-term regulatory assets	355,614	395,077
Total regulatory assets	$393,012	$423,476
Regulatory Liabilities
Current:
Overcollections and other credits being passed
to customers through rate riders	$51,790	$47,925	Approximately 1 year(1)
FTRs	864	3,099	Approximately 1 year(1)
Total current regulatory liabilities	52,654	51,024
Long-term:
ARO and accrued asset removal costs	719,680	707,662	Not applicable
Income taxes payable to customers through rates	122,156	141,058	Various
Long-term portion of credits being passed to customers
through rate riders	3,337	21,341	Through 2021
Other miscellaneous	1,257	194	To be determined
Total long-term regulatory liabilities	846,430	870,255
Total regulatory liabilities	$899,084	$921,279

(1)	Recovered (credited) per specific rate orders

(2)	IPL receives a return on its discretionary funding

(3)	Recovered with a current return
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

On December 22, 2017, the U.S. federal government enacted the TCJA, which, among other things, reduced the federal corporate income tax rate from 35% to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, IPL and IPALCO remeasured their deferred income tax assets and liabilities using the new tax rate. The impact of the reduction of the income tax rate on deferred income taxes was utilized in the 2018 Base Rate Order to reduce jurisdictional retail rates. Accordingly, we have a net regulatory deferred income tax liability of $122.2 million and $141.1 million as of December 31, 2019 and 2018, respectively.

Deferred MISO Costs

These consist of administrative costs for transmission services, transmission expansion cost sharing, and certain other operational and administrative costs from the MISO market. These costs are being recovered per specific rate order.

Environmental Costs

These consist of various costs incurred to comply with environmental regulations. These costs were approved for recovery either through IPL's ECCRA proceedings or in the 2018 Base Rate Order. Amortization periods vary, but all costs should be recovered by 2064.

ARO and Accrued Asset Removal Costs

In accordance with ASC 410 and ASC 980, IPL recognizes the amount collected in customer rates for costs of removal that do not have an associated legal retirement obligation as a deferred regulatory liability. This amount is net of the portion of legal ARO costs that is also currently being recovered in rates.

3.  PROPERTY, PLANT AND EQUIPMENT

The original cost of property, plant and equipment segregated by functional classifications follows:

	As of December 31,
	2019	2018
	(In Thousands)
Production	$4,154,919	$3,927,847
Transmission	398,903	394,621
Distribution	1,594,208	1,533,828
General plant	250,582	344,782
Total property, plant and equipment	$6,398,612	$6,201,078

Substantially all of IPL’s property is subject to a $1,713.8 million direct first mortgage lien, as of December 31, 2019, securing IPL’s first mortgage bonds. Total non-contractually or legally required removal costs of utility plant in service at December 31, 2019 and 2018 were $788.3 million and $761.1 million, respectively; and total contractually or legally required removal costs of property, plant and equipment at December 31, 2019 and 2018 were $204.2 million and $129.5 million, respectively. Please see “ARO” below for further information.

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

IPL’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability year end balances:

	2019	2018
	(In Thousands)
Balance as of January 1	$129,451	$79,535
Liabilities settled	(9,891)	(8,932)
Revisions to cash flow and timing estimates	78,153	54,811
Accretion expense	6,506	4,037
Balance as of December 31	$204,219	$129,451

In 2019, IPL recorded adjustments to its ARO liabilities of $78.2 million primarily to reflect an increase to estimated ash pond closure costs, including groundwater remediation. In 2018, IPL recorded additional ARO liabilities of $54.8 million to reflect revisions to cash flow and timing estimates due to accelerated ash pond closure dates, revised estimated closure costs after review of updates to the CCR rule and revised estimated costs associated with our coal storage areas, landfills, and asbestos remediation. As of December 31, 2019 and 2018, IPL did not have any assets that are legally restricted for settling its ARO liability.

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

Financial Assets

VEBA Assets

IPL has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Consolidated Balance Sheets and classified as equity securities. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, all changes to fair value on the VEBA investments will be included in income in the period that the changes occur. These changes to fair value were not material for the years ended December 31, 2019, 2018, or 2017. Any unrealized gains or losses are recorded in "Other income / (expense), net" on the accompanying Consolidated Statements of Operations.

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

Financial Liabilities

Interest Rate Hedges

In March 2019, we entered into forward interest rate hedges related to the 2020 IPALCO Notes and Term Loan that have maturities in July 2020. The interest rate hedges have a combined notional amount of $400.0 million, which will settle when we refinance the debt. All changes in the market value of the interest rate hedges will be recorded in AOCI. See also Note 5, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Other Financial Liabilities

As of December 31, 2018, IPALCO's other financial liabilities measured at fair value on a recurring basis were considered Level 3, based on the fair value hierarchy.

Summary

The fair value of assets and liabilities at December 31, 2019 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2019	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$25	$25	$—	$—
Mutual funds	2,854	—	2,854	—
Total VEBA investments	2,879	25	2,854	—
Financial transmission rights	864	—	—	864
Total financial assets measured at fair value	$3,743	$25	$2,854	$864
Financial liabilities:
Interest rate hedges	$26,560	$—	$26,560	$—
Total financial liabilities measured at fair value	$26,560	$—	$26,560	$—

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

The following table sets forth a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Reconciliation of Financial Instruments Classified as Level 3
(In Thousands)
Balance at January 1, 2018	$2,454
Unrealized gain recognized in earnings	24
Issuances	9,295
Settlements	(8,727)
Balance at December 31, 2018	$3,046
Unrealized gain recognized in earnings	53
Issuances	2,846
Settlements	(5,081)
Balance at December 31, 2019	$864

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2019		December 31, 2018
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,523,800	$2,876,140	$2,523,800	$2,649,265
Variable-rate	155,000	155,000	155,000	155,000
Total indebtedness	$2,678,800	$3,031,140	$2,678,800	$2,804,265

The difference between the face value and the carrying value of this indebtedness represents the following:

•	unamortized deferred financing costs of $20.7 million and $23.0 million at December 31, 2019 and 2018, respectively; and

•	unamortized discounts of $6.5 million and $6.7 million at December 31, 2019 and 2018, respectively.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

At December 31, 2019, IPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	5,707	—	5,707

(a)	Refers to whether the derivative instruments have been designated as a cash flow hedge.

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

The following tables provide information on gains or losses recognized in AOCI for the cash flow hedges for the period indicated:

Interest Rate Hedges for the Year Ended December 31, 2019
$ in thousands (net of tax)
Beginning accumulated derivative gain / (loss) in AOCI	$—

Net losses associated with current period hedging transactions	(19,750)
Ending accumulated derivative loss in AOCI	$(19,750)

Portion expected to be reclassified to earnings in the next twelve months	$—
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	7

Derivatives Not Designated as Hedge

FTRs do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, such contracts are recorded at fair value when acquired and subsequently amortized over the annual period as they are used. FTRs are initially recorded at fair value using the income approach.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or mark to market accounting and are recognized in the consolidated statements of operations on an accrual basis.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2019, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments:

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2019	2018
Financial transmission rights	Not a Cash Flow Hedge	Prepayments and other current assets	$864	$3,099
Interest rate hedges	Cash Flow Hedge	Accrued and other current liabilities	$26,560	$—

6. EQUITY

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued, and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. As of December 31, 2019, and as of the filing of this report, IPL was in compliance with these restrictions.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement and its unsecured notes, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain a ratio of total debt to total capitalization not in excess of 0.65 to 1. As of December 31, 2019. and as of the filing of this report, IPL was in compliance with all covenants and no event of default existed.

IPALCO’s Third Amended and Restated Articles of Incorporation contain provisions which state that IPALCO may not make a distribution to its shareholders or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no event of default (as defined in the articles) and no such event of default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, IPALCO’s leverage ratio does not exceed 0.67 to 1 and IPALCO’s interest coverage ratio is not less than 2.50 to 1 or, (b)(ii) if such ratios are not within the parameters, IPALCO’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2019, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

IPALCO is also restricted in its ability to pay dividends if it is in default under the terms of its Term Loan, which could happen if IPALCO fails to comply with certain covenants. These covenants, among other things, require IPALCO to maintain a ratio of total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2019, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

During the years ended December 31, 2019, 2018 and 2017, IPALCO paid distributions to its shareholders totaling $136.4 million, $130.2 million and $105.1 million, respectively.

Cumulative Preferred Stock

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2019, 2018 and 2017, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s Board of

Directors. Based on the preferred stockholders’ ability to elect a majority of IPL’s Board of Directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities. IPL has issued and outstanding 500,000 shares of 5.65% preferred stock, which are now redeemable at par value, subject to certain restrictions, in whole or in part. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2019, 2018 and 2017, preferred stock consisted of the following:

	December 31, 2019		December 31,
	Shares Outstanding	Call Price	2019	2018	2017
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

7.  DEBT

Long-Term Debt

The following table presents our long-term debt:

		December 31,
Series	Due	2019	2018
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,156)	(6,272)
Deferred financing costs		(16,629)	(17,115)
Total IPL first mortgage bonds		1,691,015	1,690,413
IPL unsecured debt:
Variable (2)	December 2020	30,000	30,000
Variable (2)	December 2020	60,000	60,000
Deferred financing costs		(114)	(229)
Total IPL unsecured debt		89,886	89,771
Total long-term debt – IPL		1,780,901	1,780,184
Long-term debt – IPALCO:
Term Loan	July 2020	65,000	65,000
3.45% Senior Secured Notes	July 2020	405,000	405,000
3.70% Senior Secured Notes	September 2024	405,000	405,000
Unamortized discount – net		(313)	(424)
Deferred financing costs		(3,959)	(5,696)
Total long-term debt – IPALCO		870,728	868,880
Total consolidated IPALCO long-term debt		2,651,629	2,649,064
Less: current portion of long-term debt		559,199	—
Net consolidated IPALCO long-term debt		$2,092,430	$2,649,064

(1)	First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

(2)
Unsecured notes issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2019, are as follows:

Year	Amount
(In Thousands)
2020	$560,000
2021	95,000
2022	—
2023	—
2024	445,000
Thereafter	1,578,800
Total	$2,678,800

Significant Transactions

IPL First Mortgage Bonds and Recent Indiana Finance Authority Bond Issuances

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a first mortgage lien securing indebtedness of $1,713.8 million as of December 31, 2019. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2019.

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

IPL has classified its outstanding $90 million aggregate principal amount of these unsecured notes as short-term indebtedness as they are due December 2020. Management plans to refinance these unsecured notes with new debt. In the event that we are unable to refinance these unsecured notes on acceptable terms, IPL has available borrowing capacity on its revolving credit facility that could be used to satisfy the obligation.

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

Line of Credit

IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility on June 19, 2019 with a syndication of bank lenders. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on June 19, 2024, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time prior to June 19, 2023, subject to approval by the lenders. The Credit Agreement also includes two one-year extension options, allowing IPL to extend the maturity date subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties to the Credit Agreement. IPL had no outstanding borrowings on the committed line of credit as of December 31, 2019 and 2018, respectively.

Restrictions on Issuance of Debt

All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2020. In December 2018, IPL received an order from the IURC granting IPL authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt and refinance up to $185.0 million in existing indebtedness, all of which authority remains available under the order as of December 31, 2019. This order also grants IPL authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250.0 million remains available under the order as of December 31, 2019. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2019. IPL also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

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

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if IPALCO and its subsidiaries each filed separate income tax returns. IPALCO is no longer subject to U.S. or state income tax examinations for tax years through March 27, 2001, but is open for all subsequent periods. IPALCO made tax sharing payments to AES of $29.6 million, $28.3 million and $65.1 million in 2019, 2018 and 2017 respectively.

On March 25, 2014, the state of Indiana amended Indiana Code 6-3-2-1 through Senate Bill 001, which phases in an additional 1.6% reduction to the state corporate income tax rate that was initially being reduced by 2%. While the statutory state income tax rate decreased to 5.625% for the calendar year 2019, the deferred tax balances were adjusted according to the anticipated reversal of temporary differences. The change in required deferred taxes on plant and plant-related temporary differences resulted in a reduction to the associated regulatory asset of $1.3 million. The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $0.1 million. The statutory state corporate income tax rate will be 5.375% for 2020.

In tax years prior to 2018, Internal Revenue Code Section 199 permitted taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. Beginning in 2010 and through the 2017 tax year, the deduction is equal to 9% of the taxable income attributable to qualifying production activity. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction for the tax year 2017 was $3.9 million. Due to the enactment of TCJA (as described below), the 2017 tax year was the final year for this deduction.

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

The Company completed its calculation of the impact of the TCJA in its income tax provision during the year ended December 31, 2018 in accordance with its understanding of the TCJA and guidance available as of that date, and as a result recognized $0.0 million and $0.2 million of discrete tax expense in the fourth quarters of 2018 and 2017, respectively. This total results from the remeasurement of certain deferred tax assets and liabilities from 35% to 21%. The most material deferred taxes to be remeasured related to property, plant and equipment. The remeasurement of deferred tax assets and liabilities related to regulated utility property of $7.7 million and $215.5 million in 2018 and 2017, respectively, was recorded as a regulatory liability, which was a non-cash adjustment.

Income Tax Provision

Federal and state income taxes charged to income are as follows:

	2019	2018	2017
	(In Thousands)
Components of income tax expense:
Current income taxes:
Federal	$17,229	$20,341	$42,542
State	3,022	8,843	9,916
Total current income taxes	20,251	29,184	52,458
Deferred income taxes:
Federal	7,547	(15,150)	(1,720)
State	7,745	326	(332)
Total deferred income taxes	15,292	(14,824)	(2,052)
Net amortization of investment credit	(15)	(911)	(1,455)
Total income tax expense	$35,528	$13,449	$48,951

Effective and Statutory Rate Reconciliation

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2019	2018	2017
Federal statutory tax rate	21.0%	21.0%	35.0%
State income tax, net of federal tax benefit	4.4%	5.6%	4.1%
Research and development credit	—%	(1.9)%	—%
Depreciation flow through and amortization	(5.7)%	(15.6)%	(0.1)%
Additional funds used during construction - equity	0.2%	0.3%	(4.1)%
Manufacturers’ Production Deduction (Sec. 199)	—%	—%	(2.5)%
Other – net	1.3%	(0.3)%	(1.4)%
Effective tax rate	21.2%	9.1%	31.0%

Deferred Income Taxes

The significant items comprising IPALCO’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2019 and 2018, are as follows:

	2019	2018
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$406,605	$378,460
Regulatory assets recoverable through future rates	61,984	67,721
Other	17,996	12,161
Total deferred tax liabilities	486,585	458,342
Deferred tax assets:
Investment tax credit	7	11
Regulatory liabilities including ARO	191,676	184,413
Employee benefit plans	8,556	8,335
Other	13,485	12,498
Total deferred tax assets	213,724	205,257
Deferred income tax liability – net	$272,861	$253,085

Uncertain Tax Positions

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(In Thousands)
Unrecognized tax benefits at January 1	$7,056	$7,049	$6,634
Gross increases – current period tax positions	—	—	470
Gross decreases – prior period tax positions	—	7	(55)
Unrecognized tax benefits at December 31	$7,056	$7,056	$7,049

The unrecognized tax benefits at December 31, 2019 represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

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

9. BENEFIT PLANS

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 82% of IPL’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds of base compensation. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the company match. Employer contributions to the Thrift Plan were $3.3 million, $3.3 million and $3.4 million for 2019, 2018 and 2017, respectively.

The RSP

Approximately 18% of IPL’s active employees are covered by the RSP, a qualified defined contribution plan containing a match, nondiscretionary and profit sharing component. All non-union new hires are covered under the RSP. Participants elect to make contributions to the RSP based on a percentage of their eligible compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s eligible compensation. Starting in 2018, the RSP also includes a 4% nondiscretionary contribution based as a percentage of each participant's eligible compensation. Finally, the RSP included a profit sharing component through 2017 whereby IPL contributed a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage was determined by the AES Board of Directors on an annual basis. Employer contributions (by IPL) relating to the RSP were $1.6 million, $1.7 million and $1.8 million for 2019, 2018 and 2017, respectively.

Defined Benefit Plans

Approximately 76% of IPL’s active employees are covered by the qualified Defined Benefit Pension Plan; while approximately 6% of active employees are IBEW clerical-technical unit employees who are only eligible for the Thrift Plan. The remaining 18% of active employees are covered by the RSP. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan, in addition to the company match. The Defined Benefit Pension Plan is noncontributory and is funded by IPL through a trust. Benefits for non-union participants in the Defined Benefit Pension Plan are based on salary, years of service and accrued benefits at April 1, 2015. Benefits for eligible union participants are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2019 was 22. The plan is closed to new participants.

IPL also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 147 active employees and 17 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2019. The plan is unfunded. These postretirement health care benefits and the related unfunded obligation of $6.4 million and $6.7 million at December 31, 2019 and 2018, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2019	2018
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$697,228	$782,108
Service cost	7,412	8,450
Interest cost	27,343	25,220
Actuarial loss/(gain)	88,311	(62,303)
Amendments (primarily increases in pension bands)	—	5,446
Curtailments(1)	—	450
Benefits paid	(37,499)	(62,143)
Projected benefit obligation at December 31	782,795	697,228
Change in plan assets:
Fair value of plan assets at January 1	684,485	738,947
Actual return on plan assets	122,690	(22,404)
Employer contributions	28	30,085
Benefits paid	(37,499)	(62,143)
Fair value of plan assets at December 31	769,704	684,485
Unfunded status	$(13,091)	$(12,743)
Amounts recognized in the statement of financial position:
Noncurrent liabilities	$(13,091)	$(12,743)
Net amount recognized at end of year	$(13,091)	$(12,743)
Sources of change in regulatory assets(2):
Prior service cost arising during period	$—	$5,446
Net (gain)/loss arising during period	(4,472)	902
Amortization of prior service cost	(3,823)	(4,618)
Amortization of loss	(11,084)	(11,403)
Total recognized in regulatory assets	$(19,379)	$(9,673)
Amounts included in regulatory assets:
Net loss	$167,750	$183,306
Prior service cost	14,323	18,146
Total amounts included in regulatory assets	$182,073	$201,452

(1)	As a result of the announced AES restructuring in the first quarter of 2018, we recognized a plan curtailment of $1.2 million in the first quarter of 2018.

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

Information for Pension Plans with a projected benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2019	2018
	(In Thousands)
Benefit obligation	$782,795	$697,228
Plan assets	769,704	684,485
Benefit obligation in excess of plan assets	$13,091	$12,743

IPL’s total benefit obligation in excess of plan assets was $13.1 million as of December 31, 2019 ($12.0 million Defined Benefit Pension Plan and $1.1 million Supplemental Retirement Plan).

Information for Pension Plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2019	2018
	(In Thousands)
Accumulated benefit obligation	$771,592	$687,136
Plan assets	769,704	684,485
Accumulated benefit obligation in excess of plan assets	$1,888	$2,651

IPL’s total accumulated benefit obligation in excess of plan assets was $1.9 million as of December 31, 2019 ($0.8 million Defined Benefit Pension Plan and $1.1 million Supplemental Retirement Plan).

Significant Gains and Losses Related to Changes in the Benefit Obligation for the Period

As shown in the table above, an actuarial loss of $88.3 million increased the benefit obligation for the year ended December 31, 2019 and an actuarial gain of $62.3 million reduced the benefit obligation for the year ended December 31, 2018. The actuarial loss in 2019 was primarily due to a decrease in the discount rate, while the actuarial gain in 2018 was primarily due to an increase in the discount rate.

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

The 2019 net actuarial gain of $4.5 million recognized in regulatory assets is comprised of two parts: (1) a $92.8 million pension asset actuarial gain primarily due to higher than expected return on assets; partially offset by (2) an $88.3 million pension liability actuarial loss primarily due to a decrease in the discount rate used to value pension liabilities. The unrecognized net loss of $167.8 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of plan participants. During 2019, the accumulated net gain increased due to lower discount rates used to value pension liabilities; which was partially offset by a combination of higher than expected return on pension assets, as well as the year 2019 amortization of accumulated loss. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 10.96 years based on estimated demographic data as of December 31, 2019. The projected benefit obligation of $782.8 million less the fair value of assets of $769.7 million results in an unfunded status of $13.1 million at December 31, 2019.

	Pension benefits for years ended December 31,
	2019	2018	2017
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$7,412	$8,450	$7,344
Interest cost	27,343	25,220	25,305
Expected return on plan assets	(29,907)	(40,801)	(44,672)
Amortization of prior service cost	3,823	3,837	4,240
Recognized actuarial loss	11,084	11,403	13,195
Recognized settlement loss	—	1,230	146
Total pension cost	19,755	9,339	5,558
Less: amounts capitalized	1,237	1,223	845
Amount charged to expense	$18,518	$8,116	$4,713
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	4.36%	3.67%	4.29%
Discount rate – supplemental retirement plan	4.24%	3.60%	4.00%
Expected return on defined benefit pension plan assets	4.50%	5.45%	6.75%
Expected return on supplemental retirement plan assets	4.50%	5.45%	6.75%

Pension expense for the following year is determined as of the December 31 measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets, a mortality table assumption that reflects the life expectancy of plan participants, and a discount rate used to determine the projected benefit obligation. For 2019, pension expense was determined using an assumed long-term rate of return on plan assets of 4.50%. As of the December 31, 2019 measurement date, IPL decreased the discount rate from 4.36% to 3.33% for the Defined Benefit Pension Plan and decreased the discount rate from 4.24% to 3.05% for the Supplemental Retirement Plan. The discount rate assumptions affect the pension expense determined for 2020. In addition, IPL increased the expected long-term rate of return on plan assets from 4.50% to 5.05% effective January 1, 2020. The expected long-term rate of return assumption affects the pension expense determined for 2020. The effect on 2020 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is $(1.2) million and $1.1 million, respectively.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high-quality fixed income investments as of December 31, 2019. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Pension Plan Assets and Fair Value Measurements

Pension plan assets consist of investments in cash and cash equivalents, government debt securities, and mutual funds (equity and debt). Differences between actual portfolio returns and expected returns may result in increased or reduced pension costs in future periods. Pension costs are determined as of the plans' measurement date of December 31, 2019. Pension costs are determined for the following year based on the market value of pension plan assets, expected employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

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

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded as earned. Dividends are recorded on the ex-dividend date. Net appreciation includes the Pension Plans’ gains and losses on investments bought and sold, as well as held, during the year.

A description of the valuation methodologies used for each major class of assets and liabilities measured at fair value follows:

•	For 2019, the non-qualified Supplemental Retirement Plan investments have quoted market prices and are categorized as Level 1 in the fair value hierarchy.

•
For 2019, the qualified Defined Benefit Pension Plan investments in common collective trusts are valued based on the daily net asset value and are categorized as Level 2 in the fair value hierarchy except for cash and cash equivalents which are categorized as level 1.

•
For 2018, all the Pension Plans’ investments have quoted market prices and are categorized as Level 1 in the fair value hierarchy. The investments in U.S. government agency fixed income securities are valued from third-party pricing sources, but they generally do not represent transaction prices for the identical security in an active market nor does it represent data obtained from an exchange.

The primary objective of the Pension Plans’ is to provide a source of retirement income for its participants and beneficiaries, while the primary financial objective is to improve the unfunded status of the Pension Plans. A secondary financial objective is, where possible, to minimize pension expense volatility. The objective is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective. There can be no assurance that these objectives will be met.

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

The Pension Plans’ consultant develops forward-looking, long-term capital market assumptions for risk, return and correlations for a variety of global asset classes, interest rates and inflation. These assumptions are created using a combination of historical analysis, current market environment assessment and by applying the consultant’s own judgment. The consultant then determines an equilibrium long-term rate of return. We then take into consideration the investment manager/consultant expenses, as well as any other expenses expected to be paid out of the Pension Plans’ trust. Finally, we have the Pension Plans’ actuary perform a tolerance test of the consultant’s equilibrium expected long-term rate of return. We use an expected long-term rate of return compatible with the actuary’s tolerance level.

The following table summarizes the Company’s target pension plan allocation for 2019:

Asset Category:	Target Allocations
Equity Securities	27%
Debt Securities	73%

	Fair Value Measurements at
	December 31, 2019
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)%
Cash and cash equivalents	$2,599	$2,599	$—	—%
Government debt securities	154,798	39	154,759	20%
Mutual fund - equities	214,369	2,744	211,625	28%
Mutual fund - debt	397,938	1,664	396,274	52%
Total(1)	$769,704	$7,046	$762,658	100%

(1)
In 2019, the qualified Defined Benefit Pension Plan moved all investments except for cash and cash equivalents into collective trusts; therefore, the 2019 balances under the Government debt securities, Mutual fund - equities, and Mutual fund - debt categories shown above as level 2 represent investments through collective trusts. The Defined Benefit Pension Plan has chosen collective trusts for which the underlying investments are mutual funds, mutual funds categories for which debt securities are the primary underlying investment, or real estate in alignment with the target asset allocation.

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

Pension Funding

We contributed $0.0 million, $30.1 million, and $7.2 million to the Pension Plans in 2019, 2018 and 2017, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, IPL’s funded target liability percentage was estimated to be 101%. In general, IPL must contribute the normal service cost earned by active participants during the plan year; however, this amount can be offset by any surplus or credit balance carried by the Pension Plan. The normal cost is expected to be approximately $7.6 million in 2020 (including $2.3 million for plan expenses), which is expected to be fully offset by the surplus amount. Each year thereafter, if the Pension Plans’ underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. IPL does not expect to make an employer contribution for the calendar year 2020. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2019, 2018 and 2017 were $37.5 million, $62.1 million and $35.5 million, respectively. Expected benefit payments are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2020	$42,215
2021	43,552
2022	44,606
2023	45,095
2024	45,362
2024 through 2028	231,475

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

New Source Review and other CAA NOVs

In October 2009, IPL received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and nonattainment New Source Review requirements under the CAA. In addition, on October 1, 2015, IPL received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at IPL Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of New Source Review and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. Since receiving the letters, IPL management has been working with the EPA staff regarding possible resolutions of the NOVs. Settlements and litigated outcomes of similar New Source Review cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in these cases could have a material impact on our business. At this time, we cannot determine whether these NOVs could have a material impact on our business, financial condition and results of operations. We would seek recovery of any operating or capital expenditures, but not fines or penalties, related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in recovering any operating or capital expenditures. IPL has recorded a contingent liability related to these New Source Review cases and other CAA NOV matters.

11.  RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. IPL is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by the third-party administrator. IPL also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to IPL of coverage under this program with AES Global Insurance Company was approximately $4.3 million, $3.1 million, and $3.1 million in 2019, 2018 and 2017, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. As of December 31, 2019 and 2018, we had prepaid approximately $2.0 million and $1.6 million, respectively, which is recorded in “Prepayments and other current assets” on the accompanying Consolidated Balance Sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $20.2 million, $21.5 million, and $24.9 million in 2019, 2018 and 2017, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. We had no prepaids for coverage under this plan as of December 31, 2019 and 2018, respectively.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $23.7 million and $13.8 million as of December 31, 2019 and 2018, respectively, which is recorded in “Prepayments and other current assets” on the accompanying Consolidated Balance Sheets.

Long-term Compensation Plan

During 2019, 2018 and 2017, many of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2019, 2018 and 2017 was $0.3 million, $0.5 million and $0.8 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 9, “Benefit Plans” to the Financial Statements for a description of benefits awarded to IPL employees by AES under the RSP.

Service Company

Total costs incurred by the Service Company on behalf of IPALCO were $42.0 million, $44.5 million and $34.4 million during 2019, 2018 and 2017, respectively. Total costs incurred by IPALCO on behalf of the Service Company during 2019, 2018 and 2017 were $9.7 million, $10.1 million and $10.7 million, respectively, which are included as a reduction to charges from the Service Company. These costs were included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations. IPALCO had a payable balance with the Service Company of $8.4 million and $3.8 million as of December 31, 2019 and December 31, 2018, respectively, which is recorded in “Accounts payable” on the accompanying Consolidated Balance Sheets.

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

Additionally, transactions with various other related parties were $3.0 million, $5.7 million and $2.4 million during 2019, 2018 and 2017, respectively. These expenses were primarily recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations.

12. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other non-utility business activities aggregated separately. The "All Other" non-utility category primarily includes the Term Loan, 2020 IPALCO Notes and 2024 IPALCO Notes; approximately $6.0 million and $6.4 million of cash and cash equivalents, as of December 31, 2019 and 2018, respectively; long-term investments of $2.8 million and $4.0 million as of December 31, 2019 and 2018, respectively; long-term liabilities for interest rate hedges of $26.6 million and $0 million as of December 31, 2019 and December 31, 2018, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of December 31, 2019 and 2018. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	2019			2018			2017
	Utility	All Other	Total	Utility	All Other	Total	Utility	All Other	Total
Revenues	$1,481,643	$—	$1,481,643	$1,450,505	$—	$1,450,505	$1,349,588	$—	$1,349,588
Depreciation and amortization	$240,314	$—	$240,314	$232,332	$—	$232,332	$208,451	$—	$208,451
Interest expense	$89,014	$32,757	$121,771	$64,472	$31,037	$95,509	$65,340	$35,790	$101,130
Earnings/(loss) from operations before income tax	$200,707	$(32,786)	$167,921	$178,953	$(31,479)	$147,474	$202,106	$(44,362)	$157,744
Capital expenditures(1)	$219,242	$—	$219,242	$235,764	$—	$235,764	$228,861	$—	$228,861
(1) Capital expenditures includes $5.6 million, $11.4 million and $10.6 million of payments for financed capital expenditures in 2019, 2018 and 2017, respectively.

	As of December 31, 2019			As of December 31, 2018			As of December 31, 2017
Total assets	$4,918,408	$10,261	$4,928,669	$4,851,712	$10,341	$4,862,053	$4,719,547	$21,014	$4,740,561

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

Transmission revenues have a single performance obligation, as transmission services represent a distinct service. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The price that the transmission operator has the right to bill corresponds directly with the value to the customer of IPL’s performance completed in each period as the price paid is the transmission operator's allocation of the tariff rate (as approved by the regulator) charged to network participants.

IPL’s revenue from contracts with customers was $1,455.3 million and $1,428.9 million for the years ended December 31, 2019 and 2018, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Year Ended,	For the Year Ended,
	December 31, 2019	December 31, 2018
Retail Revenues
Retail revenue from contracts with customers	$1,375,533	$1,380,042
Other retail revenues (1)	23,841	16,423
Wholesale Revenues	68,474	38,789
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	11,335	10,057
Other miscellaneous revenues (2)	2,460	5,194
Total Revenues	$1,481,643	$1,450,505

(1) Other retail revenue represents alternative revenue programs not accounted for under ASC 606
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers are $155.0 million and $160.8 million as of December 31, 2019 and December 31, 2018, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days.

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

14. LEASES

LESSEE

The Company enters into long-term non-cancelable lease arrangements which are classified as either operating or finance leases; however, lease balances were not material to the Financial Statements in the periods covered by this report.

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Consolidated Statements of Operations was $1.0 million for the year ended December 31, 2019. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Consolidated Balance Sheet were $4.3 million and $0.7 million, respectively, as of December 31, 2019.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of December 31, 2019.

The following table shows the future minimum lease receipts through 2024 and thereafter (in thousands):

Operating Leases
2020	$941
2021	994
2022	906
2023	906
2024	786
Thereafter	2,628
Total	$7,161

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Indianapolis Power & Light Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Indianapolis Power & Light Company and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

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
February 27, 2020

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017
(In Thousands)
	2019	2018	2017
REVENUES	$1,481,643	$1,450,505	$1,349,588

OPERATING COSTS AND EXPENSES:
Fuel	340,466	331,701	281,542
Power purchased	133,674	164,542	189,847
Operations and maintenance	427,803	431,125	385,338
Depreciation and amortization	240,314	232,332	208,451
Taxes other than income taxes	42,229	53,941	44,628
Total operating expenses	1,184,486	1,213,641	1,109,806

OPERATING INCOME	297,157	236,864	239,782

OTHER INCOME/(EXPENSE), NET:
Allowance for equity funds used during construction	3,486	8,477	25,798
Interest expense	(89,014)	(64,472)	(65,340)
Other income/(expense), net	(10,922)	(1,916)	1,866
Total other income/(expense), net	(96,450)	(57,911)	(37,676)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	200,707	178,953	202,106

Less: income tax expense	43,430	21,590	65,591
NET INCOME	157,277	157,363	136,515

LESS: PREFERRED DIVIDEND REQUIREMENTS	3,213	3,213	3,213
NET INCOME APPLICABLE TO COMMON STOCK	$154,064	$154,150	$133,302

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Balance Sheets
(In Thousands)
	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,189	$26,834
Restricted cash	400	400
Accounts receivable, net	161,365	167,869
Inventories	83,569	99,669
Regulatory assets, current	37,398	28,399
Taxes receivable	23,134	13,498
Prepayments and other current assets	17,264	15,573
Total current assets	365,319	352,242
NON-CURRENT ASSETS:
Property, plant and equipment	6,398,612	6,201,078
Less: Accumulated depreciation	2,414,652	2,256,215
	3,983,960	3,944,863
Construction work in progress	130,609	111,723
Total net property, plant and equipment	4,114,569	4,056,586
OTHER NON-CURRENT ASSETS:
Intangible assets - net	64,861	40,848
Regulatory assets, non-current	355,614	395,077
Other non-current assets	18,045	6,959
Total other non-current assets	438,520	442,884
TOTAL ASSETS	$4,918,408	$4,851,712
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 7)	$89,886	$—
Accounts payable	128,504	135,144
Accrued taxes	22,012	21,325
Accrued interest	23,857	23,312
Customer deposits	34,635	32,700
Regulatory liabilities, current	52,654	51,024
Accrued and other current liabilities	37,500	41,984
Total current liabilities	389,048	305,489
NON-CURRENT LIABILITIES:
Long-term debt (Note 7)	1,691,015	1,780,184
Deferred income tax liabilities	279,159	252,729
Taxes payable	4,658	4,658
Regulatory liabilities, non-current	846,430	870,255
Accrued pension and other postretirement benefits	19,344	19,329
Asset retirement obligations	204,219	129,451
Other non-current liabilities	252	604
Total non-current liabilities	3,045,077	3,057,210
Total liabilities	3,434,125	3,362,699
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDER'S EQUITY:
Common stock	324,537	324,537
Paid in capital	664,719	664,513
Retained earnings	435,243	440,179
Total shareholder's equity	1,424,499	1,429,229
Cumulative preferred stock	59,784	59,784
Total shareholder's equity	1,484,283	1,489,013
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$4,918,408	$4,851,712

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(In Thousands)
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157,277	$157,363	$136,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240,314	232,332	208,451
Amortization of deferred financing costs and debt premium	2,262	2,011	2,199
Deferred income taxes and investment tax credit adjustments - net	15,120	(15,646)	(3,441)
Allowance for equity funds used during construction	(3,486)	(8,477)	(25,798)
Change in certain assets and liabilities:
Accounts receivable	6,504	(10,167)	(3,031)
Inventories	13,574	(3,652)	(5,342)
Accounts payable	2,816	4,080	(5,048)
Accrued and other current liabilities	4,416	(9,655)	(7,771)
Accrued taxes payable/receivable	(15,437)	3,180	(785)
Accrued interest	546	826	(245)
Pension and other postretirement benefit expenses	5,414	(30,740)	(14,069)
Short-term and long-term regulatory assets and liabilities	921	76,647	17,011
Prepayments and other current assets	(2,119)	7,279	(4,938)
Other - net	(7,053)	582	2,257
Net cash provided by operating activities	421,069	405,963	295,965
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(213,619)	(224,335)	(218,224)
Project development costs	(2,269)	(1,127)	(1,729)
Cost of removal and regulatory recoverable ARO payments	(21,838)	(29,543)	(16,802)
Other	—	—	(123)
Net cash used in investing activities	(237,726)	(255,005)	(236,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	10,000	100,000	202,500
Short-term debt repayments	(10,000)	(248,000)	(129,150)
Long-term borrowings, net of discount	—	104,936	—
Dividends on common stock	(159,000)	(142,250)	(132,516)
Dividends on preferred stock	(3,213)	(3,213)	(3,213)
Equity contributions from IPALCO	—	65,000	—
Payments for financed capital expenditures	(5,623)	(11,429)	(10,637)
Other	(152)	(1,110)	(336)
Net cash used in financing activities	(167,988)	(136,066)	(73,352)
Net change in cash, cash equivalents and restricted cash	15,355	14,892	(14,265)
Cash, cash equivalents and restricted cash at beginning of period	27,234	12,342	26,607
Cash, cash equivalents and restricted cash at end of period	$42,589	$27,234	$12,342

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$88,546	$61,310	$63,031
Income taxes	37,400	33,750	87,000
Non-cash investing activities:
Accruals for capital expenditures	$35,471	$47,553	$45,322

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Common Shareholder's Equity
For the Years Ended December 31, 2019, 2018 and 2017
(In Thousands)
	Common Stock	Paid in Capital	Retained Earnings	Total
Balance at January 1, 2017	$324,537	$598,500	$434,993	$1,358,030
Net income	—	—	136,515	136,515
Preferred stock dividends	—	—	(3,213)	(3,213)
Cash dividends declared on common stock	—	—	(125,516)	(125,516)
Other		657		657
Balance at December 31, 2017	324,537	599,157	442,779	1,366,473
Net income	—	—	157,363	157,363
Preferred stock dividends	—	—	(3,213)	(3,213)
Cash dividends declared on common stock	—	—	(156,750)	(156,750)
Contributions from IPALCO	—	65,000	—	65,000
Other		356		356
Balance at December 31, 2018	324,537	664,513	440,179	1,429,229
Net income	—	—	157,277	157,277
Preferred stock dividends	—	—	(3,213)	(3,213)
Cash dividends declared on common stock	—	—	(159,000)	(159,000)
Other	—	206	—	206
Balance at December 31, 2019	$324,537	$664,719	$435,243	$1,424,499

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPL was incorporated under the laws of the state of Indiana in 1926. All of the outstanding common stock of IPL is owned by IPALCO. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments and CDPQ. AES U.S. Investments is owned by AES (85%) and CDPQ (15%). IPL is engaged primarily in generating, transmitting, distributing and selling of electric energy to more than 500,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations all within the state of Indiana. Our largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT plant in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of December 31, 2019, IPL’s net electric generation capacity for winter is 3,705 MW and net summer capacity is 3,560 MW.

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

Regulatory Accounting

The retail utility operations of IPL are subject to the jurisdiction of the IURC. IPL’s wholesale power transactions are subject to the jurisdiction of the FERC. These agencies regulate IPL’s utility business operations, tariffs, accounting, depreciation allowances, services, issuances of securities and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of FASB ASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 2, “Regulatory Matters - Regulatory Assets and Liabilities” for a discussion of specific regulatory assets and liabilities.

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

	As of December 31,
	2019	2018
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$42,189	$26,834
Restricted cash	400	400
Total cash, cash equivalents and restricted cash	$42,589	$27,234

Revenues and Accounts Receivable

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. IPL’s provision for doubtful accounts included in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations was $5.5 million, $6.0 million and $5.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table summarizes our accounts receivable balances at December 31:

	As of December 31,
	2019	2018
	(In Thousands)
Accounts receivable, net
Customer receivables	$90,747	$91,426
Unbilled revenue	65,822	68,893
Amounts due from related parties	2,992	6,030
Other	3,857	4,341
Provision for uncollectible accounts	(2,053)	(2,821)
Total accounts receivable, net	$161,365	$167,869

Inventories

IPL maintains coal, fuel oil, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or net realizable value, using the average cost. The following table summarizes our inventories balances at December 31:

	As of December 31,
	2019	2018
	(In Thousands)
Inventories
Fuel	$26,907	$32,457
Materials and supplies	56,662	67,212
Total inventories	$83,569	$99,669

Property, Plant and Equipment

Property, plant and equipment is stated at original cost as defined for regulatory purposes. The cost of additions to property, plant and equipment and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.7%, 4.2%, and 4.1% during 2019, 2018 and 2017, respectively. Depreciation expense was $228.2 million, $235.2 million, and $209.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. "Depreciation and amortization" expense on the accompanying Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 6.9%, 6.4% and 6.6% during 2019, 2018 and 2017, respectively.

Impairment of Long-lived Assets

GAAP requires that IPL test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, IPL is required to write down the asset to its fair value with a charge to current earnings. The net book value of IPL’s property, plant, and equipment was $4.1 billion as of December 31, 2019 and 2018. IPL does not believe any of these assets are currently impaired. In making this assessment, IPL considers such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; the anticipated demand and relative pricing of retail electricity in its service territory and wholesale electricity in the region; and the cost of fuel.

Intangible Assets

Intangible assets primarily include capitalized software of $139.6 million and $129.7 million and its corresponding accumulated amortization of $74.7 million and $88.8 million, as of December 31, 2019 and 2018, respectively. Amortization expense was $7.5 million, $5.5 million and $4.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated amortization expense of this capitalized software is approximately $50.0 million over the next 5 years ($10.0 million in 2020, $10.0 million in 2021, $10.0 million in 2022, $10.0 million in 2023 and $10.0 million in 2024).

Contingencies

IPL accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2019 and 2018, total loss contingencies accrued were $4.5 million and $4.6 million, respectively, which were included in “Accrued and Other Current Liabilities” on the accompanying Consolidated Balance Sheets.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. Approximately 69% of IPL’s employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s contract with the physical unit expires on December 6, 2021, and the contract with the clerical-technical unit expires February 13, 2023. Additionally, IPL has long-term coal contracts with four suppliers, with about 33% of our existing coal under contract for the three-year period ending December 31, 2022 coming from one supplier. Substantially all of the coal is currently mined in the state of Indiana.

Financial Derivatives

All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value. Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction or it qualifies for the normal purchases and sales exception.

IPL has contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and normal sales scope exception in ASC 815, IPL has elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

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
Income tax assets or liabilities which are included in allowable costs for ratemaking purposes in future years are recorded as regulatory assets or liabilities with a corresponding deferred tax liability or asset. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. See Note 2, "Regulatory Matters" for additional information.

IPL and its subsidiary file U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach. See Note 8, "Income Taxes" for additional information.

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
See Note 9, "Benefit Plans" for more information.
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

		January 1, 2019	The adoption of this standard did not have a material impact on IPL's consolidated financial statements.
2016-02, 2018-01, 2018-10, 2018-11, 2018-20, 2019-01, Leases (Topic 842)	See discussion of the ASUs below.	January 1, 2019	See impact upon adoption of the standard below.

On January 1, 2019, IPL adopted ASC 842 Leases and its subsequent corresponding updates (“ASC 842”). Under this standard, lessees are required to recognize assets and liabilities for most leases on the balance sheet, and recognize expenses in a manner similar to the current accounting method. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance eliminates previous real estate-specific provisions.

Under ASC 842, fewer of IPL's contracts contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases qualify as sales-type leases and direct financing leases. Under these two models, a lessor derecognizes the asset and recognizes a lease receivable. According to ASC 842, the net investment in the lease includes the fair value of residual interest in the asset after the contract period as well as the present value of the fixed lease payments, but does not include any variable payments under the lease. Therefore, the net investment in the lease could be significantly different than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized net investment in the lease and the carrying amount of the underlying asset is recognized as a gain/loss at lease commencement.

During the course of adopting ASC 842, IPL applied various practical expedients including:

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

•
The transition practical expedient for lessees that allowed businesses to not separate lease and non-lease components. IPL applied the practical expedient to all classes of underlying assets when valuing right-of-use assets and lease liabilities. Contracts where IPL is the lessor were separated between the lease and non-lease components.

IPL applied the modified retrospective method of adoption and elected to continue to apply the guidance in ASC 840 Leases to the comparative periods presented in the year of adoption. Under this transition method, IPL applied the transition provisions starting at the date of adoption. The adoption of ASC 842 did not have a material impact on IPL's consolidated financial statements.

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
2019-12, Income Taxes (Topic 740): Simplifying the Accounting For Income Taxes
The standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.

Transition Method: various
		January 1, 2021. Early adoption is permitted.	IPL is currently evaluating the impact of adopting the standard on IPL's consolidated financial statements.
2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	See discussion of the ASU below.	January 1, 2020. Early adoption is permitted only as of January 1, 2019.	IPL will adopt the standard on January 1, 2020; see below for the evaluation of the impact of the adoption on the standard on IPL's consolidated financial statements.

ASU 2016-13 and its subsequent corresponding updates will update the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss ("CECL") model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, there will be no change to the measurement of credit losses, except that unrealized losses due to credit-related factors will be recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement. There are various transition methods available upon adoption.

IPL is currently evaluating the impact of adopting the standard on its financial statements; however, it is expected that the new current expected credit loss model will primarily impact the calculation of IPL's expected credit losses on $163.4 million in gross trade accounts receivable. IPL does not expect a material impact to result from the application of CECL on our trade accounts receivable.

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

IPL’s declining block rate structure generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, fuel costs, generating unit availability, and capital expenditures including those required by environmental regulations can affect the return realized.

Base Rate Orders

On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement previously filed with the IURC by IPL for a $43.9 million, or 3.2%, increase to annual revenues (the "2018 Base Rate Order"). The 2018 Base Rate Order includes recovery through rates of the CCGT at Eagle Valley completed in the first half of 2018, as well as other construction projects and changes to operating income since the 2016 Base Rate Order (See below). New basic rates and charges became effective on December 5, 2018. The 2018 Base Rate Order also provides customers approximately $50 million in benefits, which are flowing to customers over the two-year period that began March 2019, via the ECCRA rate adjustment mechanism. This liability, less amounts returned to IPL's customers during 2019, is recorded primarily in "Regulatory liabilities, current" with approximately $4.7 million in "Regulatory liabilities, non-current" as of December 31, 2019 on the accompanying Consolidated Balance Sheets. In addition, the 2018 Base Rate Order provides that annual wholesale margins earned above (or below) the benchmark of $16.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Similarly, the 2018 Base Rate Order provides that all capacity sales above (or below) a benchmark of $11.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. The 2018 Base Rate Order also approved changes to IPL's depreciation and amortization rates (including no longer deferring depreciation on the CCGT at Eagle Valley) which altogether represent a net expense increase of approximately $28.7 million annually.

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

NAAQS

On April 26, 2017, the IURC approved IPL’s request for NAAQS SO2 compliance at its Petersburg generation station with 80% of qualifying costs recovered through a rate adjustment mechanism and the remainder recorded as a regulatory asset for recovery in a subsequent rate case. The approved capital cost of the NAAQS SO2 compliance plan was approximately $29 million. This project went into service between August 2018 and August 2019.

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

Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in the FAC. A utility may be unable to recover all of its fuel costs if its rolling twelve-month operating income, determined at quarterly measurement dates, exceeds its authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies (“Cumulative Deficiencies”) to offset it. The Cumulative Deficiencies calculation provides that only five years’ worth of historical earnings deficiencies or surpluses are included, unless it has been greater than five years since the most recent rate case.

In each of the last three calendar years, IPL has reported earnings in excess of the authorized level for each of the four quarterly reporting periods in those years. IPL was not required to reduce its fuel cost recovery, because of its Cumulative Deficiencies. The historical periods when IPL earned less than the authorized level, which put IPL in a Cumulative Deficiency position, all relate to earnings prior to IPL’s 2018 Base Rate Order and therefore each quarter one of those underearning periods drops out of the Cumulative Deficiency calculation. Consequently, it is likely that IPL’s Cumulative Deficiencies will drop to zero in 2020 and IPL may then be required to decrease its fuel factor if it continues to earn above the authorized level.

ECCRA

IPL may apply to the IURC for approval of a rate adjustment known as the ECCRA periodically to recover costs (including a return) to comply with certain environmental regulations applicable to IPL’s generating stations. The total amount of IPL’s equipment approved for ECCRA recovery as of December 31, 2019 was $17.4 million. The jurisdictional revenue requirement approved by the IURC to be included in IPL’s rates for the twelve-month period ending February 2020 was a net credit to customers of $28.4 million. This amount is significantly lower than prior ECCRA periods as a result of (i) having the vast majority of the ECCRA projects rolled into IPL’s basic rates and charges effective December 5, 2018 as a result of the 2018 Base Rate Order and (ii) the approximately $50 million of customer benefits being flowed through the ECCRA as a result of the 2018 Base Rate Order, as described above. The only equipment still remaining in the ECCRA as of December 31, 2019 are certain projects associated with NAAQS compliance.

DSM

Through various rate orders from the IURC, IPL has been able to recover its costs of implementing various DSM programs throughout the periods covered by this report. In 2019 and 2018, IPL also had the ability to receive performance incentives, dependent upon the level of success of the programs. Performance incentives included in revenues for the years ended December 31, 2019, 2018 and 2017 were $7.5 million, $3.8 million and $0.0 million, respectively.

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

Wind and Solar Power Purchase Agreements

IPL is committed under a power purchase agreement to purchase all wind-generated electricity through 2029 from a wind project in Indiana. IPL is also committed under another agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota. The Indiana project has a maximum output capacity of approximately 100 MW and the Minnesota project has a maximum output capacity of approximately 200 MW. In addition, IPL has 96.4 MW of solar-generated electricity in its service territory under long-term contracts (these long-term contracts have expiration dates ranging from 2021 to 2033), of which 95.9 MW was in operation as of December 31, 2019. IPL has authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC. If and when IPL sells the renewable energy attributes (in the form of renewable energy credits) generated from these facilities, the proceeds would pass back to benefit IPL’s retail customers through the FAC.

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

TDSIC Filing

In 2013, Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, was signed into law.  The TDSIC statute was revised in 2019. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a plan of at least five years and not more than seven for eligible investments. Once the plan is approved by the IURC, eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next base rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues.

On July 24, 2019, IPL filed a petition with the IURC seeking approval of a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. An IURC order is expected in the first quarter of 2020. There will be no revenues and/or cost recovery until approval of the TDSIC rider, which is not expected to occur until later in 2020.

IRP Filing

In December 2019, IPL filed its IRP, which describes IPL's Preferred Resource Portfolio for meeting generation capacity needs for serving IPL's retail customers over the next several years. IPL's Preferred Resource Portfolio is its reasonable least cost option and provides a cleaner and more diverse generation mix for customers. IPL's Preferred Resource Portfolio includes the retirement of 630 MW of coal-fired generation by 2023. Based on extensive modeling, IPL has determined that the cost of operating Petersburg Units 1 and 2 exceeds the value customers receive compared to alternative resources. Retirement of these units allows the company to cost-effectively diversify the portfolio and transition to lower cost and cleaner resources while maintaining a reliable system.

IPL issued an all-source Request for Proposal on December 20, 2019, in order to competitively procure replacement capacity by June 1, 2023, which is the first year IPL is expected to have a capacity shortfall. Current modeling indicates that a combination of wind, solar, storage, and energy efficiency would be the lowest reasonable cost option for the replacement capacity, but IPL will assess the type, size, and location of resources after bids are received. As a result of the decision to retire Petersburg Units 1 and 2, IPL recorded a $6.2 million obsolescence loss in December 2019 for materials and supplies inventory IPL does not believe will be utilized by the planned retirement dates, which is recorded in "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations.

Regulatory Assets and Liabilities

Regulatory assets represent deferred costs or credits that have been included as allowable costs or credits for ratemaking purposes. IPL has recorded regulatory assets or liabilities relating to certain costs or credits as authorized by the IURC or established regulatory practices in accordance with ASC 980. IPL is amortizing non tax-related regulatory assets to expense over periods ranging from 1 to 45 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2019	2018	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Undercollections of rate riders	$22,216	$13,217	Approximately 1 year(1)
Costs being recovered through basic rates and charges	15,182	15,182	Approximately 1 year(1)
Total current regulatory assets	37,398	28,399
Long-term:
Unrecognized pension and other
postretirement benefit plan costs	176,646	195,559	Various(2)
Deferred MISO costs	74,660	88,052	Through 2026(1)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	7,030	8,084	Through 2026(1)(3)
Unamortized reacquisition premium on debt	18,330	19,714	Over remaining life of debt
Environmental projects	78,021	81,204	Through 2046(1)(3)
Other miscellaneous	927	2,464	Various(4)
Total long-term regulatory assets	355,614	395,077
Total regulatory assets	$393,012	$423,476
Regulatory Liabilities
Current:
Overcollection or rate riders and other credits being passed
to customers through rate riders	$51,790	$47,925	Approximately 1 year(1)
FTRs	864	3,099	Approximately 1 year(1)
Total current regulatory liabilities	52,654	51,024
Long-term:
ARO and accrued asset removal costs	719,680	707,662	Not applicable
Deferred income taxes payable through rates	122,156	141,058	Various
Long-term portion or credits being passed to customers
through rate riders	3,337	21,341	Through 2021
Other miscellaneous	1,257	194	To be determined
Total long-term regulatory liabilities	846,430	870,255
Total regulatory liabilities	$899,084	$921,279

(1)	Recovered (credited) per specific rate orders

(2)	IPL receives a return on its discretionary funding

(3)	Recovered with a current return
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

On December 22, 2017, the U.S. federal government enacted the TCJA, which includes a provision to, among other things, reduce the federal corporate income tax rate from 35% to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, IPL remeasured their deferred income tax assets and liabilities using the new tax rate. The impact of the reduction of the income tax rate on deferred income taxes will be used in future ratemaking to reduce jurisdictional retail rates. Accordingly, IPL has a net regulatory deferred income tax liability of $122.2 million and $141.1 million as of December 31, 2019 and 2018, respectively.

Deferred MISO Costs

These consist of administrative costs for transmission services, transmission expansion cost sharing, and certain other operational and administrative costs from the MISO market. These costs are being recovered per specific rate order.

Environmental Costs

These consist of various costs incurred to comply with environmental regulations. These costs were approved for recovery either through IPL's ECCRA proceedings or in the 2018 Base Rate Order. Amortization periods vary, but all costs should be recovered by 2064.

ARO and Accrued Asset Removal Costs

In accordance with ASC 410 and ASC 980, IPL recognizes the amount collected in customer rates for costs of removal that do not have an associated legal retirement obligation as a deferred regulatory liability. This amount is net of the portion of legal ARO costs that is also currently being recovered in rates.

3. PROPERTY, PLANT AND EQUIPMENT

The original cost of property, plant and equipment segregated by functional classifications follows:

	As of December 31,
	2019	2018
	(In Thousands)
Production	$4,154,919	$3,927,847
Transmission	398,903	394,621
Distribution	1,594,208	1,533,828
General plant	250,582	344,782
Total property, plant and equipment	$6,398,612	$6,201,078

Substantially all of IPL’s property is subject to a $1,713.8 million direct first mortgage lien, as of December 31, 2019, securing IPL’s first mortgage bonds. Total non-contractually or legally required removal costs of utility plant in service at December 31, 2019 and 2018 were $788.3 million and $761.1 million, respectively; and total contractually or legally required removal costs of property, plant and equipment at December 31, 2019 and 2018 were $204.2 million and $129.5 million, respectively. Please see “ARO” below for further information.

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

IPL’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability year end balances:

	2019	2018
	(In Thousands)
Balance as of January 1	$129,451	$79,535
Liabilities settled	(9,891)	(8,932)
Revisions to cash flow and timing estimates	78,153	54,811
Accretion expense	6,506	4,037
Balance as of December 31	$204,219	$129,451

In 2019, IPL recorded adjustments to its ARO liabilities of $78.2 million primarily to reflect an increase to estimated ash pond closure costs, including groundwater remediation. In 2018, IPL recorded additional ARO liabilities of $54.8 million to reflect revisions to cash flow and timing estimates due to accelerated ash pond closure dates, revised estimated closure costs after review of updates to the CCR rule and revised estimated costs associated with our coal storage areas, landfills, and asbestos remediation. As of December 31, 2019 and 2018, IPL did not have any assets that are legally restricted for settling its ARO liability.

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

Financial Assets

VEBA Assets

IPL has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Consolidated Balance Sheets and classified as equity securities. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, all changes to fair value on the VEBA investments will be included in income in the period that the changes occur. These changes to fair value were not material for the years ended December 31, 2019, 2018, or 2017. Any unrealized gains or losses are recorded in "Other income / (expense), net" on the accompanying Consolidated Statements of Operations.

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

Financial Liabilities

Other Financial Liabilities

As of December 31, 2018, IPL's other financial liabilities measured at fair value on a recurring basis were considered Level 3, based on the fair value hierarchy.

Summary

The fair value of assets and liabilities at December 31, 2019 measured on a recurring basis and the respective category within the fair value hierarchy for IPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2019	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$25	$25	$—	$—
Mutual funds	2,854	—	2,854	—
Total VEBA investments	2,879	25	2,854	—
Financial transmission rights	864	—	—	864
Total financial assets measured at fair value	$3,743	$25	$2,854	$864

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

The following table sets forth a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Reconciliation of Financial Instruments Classified as Level 3
(In Thousands)
Balance at January 1, 2018	$2,454
Unrealized gain recognized in earnings	24
Issuances	9,295
Settlements	(8,727)
Balance at December 31, 2018	3,046
Unrealized gain recognized in earnings	53
Issuances	2,846
Settlements	(5,081)
Balance at December 31, 2019	$864

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2019		December 31, 2018
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$1,713,800	$2,049,758	$1,713,800	$1,846,916
Variable-rate	90,000	90,000	90,000	90,000
Total indebtedness	$1,803,800	$2,139,758	$1,803,800	$1,936,916

The difference between the face value and the carrying value of this indebtedness represents the following:

•	unamortized deferred financing costs of $16.7 million and $17.3 million at December 31, 2019 and 2018, respectively; and

•	unamortized discounts of $6.2 million and $6.3 million at December 31, 2019 and 2018, respectively.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

At December 31, 2019, IPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
FTRs	Not Designated	MWh	5,707	—	5,707

(a)	Refers to whether the derivative instruments have been designated as a cash flow hedge.

Derivatives Not Designated as Hedge

FTRs do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, such contracts are recorded at fair value when acquired and subsequently amortized over the annual period as they are used. FTRs are initially recorded at fair value using the income approach.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or mark to market accounting and are recognized in the consolidated statements of operations on an accrual basis.

When applicable, IPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2019, IPL did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPL's derivative instruments:

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2019	2018
Financial transmission rights	Not a Cash Flow Hedge	Prepayments and other current assets	$864	$3,099

6. EQUITY

Paid In Capital and Capital Stock

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

IPL had capital contributions from IPALCO of $0.0 million, $65.0 million and $0.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

All of the outstanding common stock of IPL is owned by IPALCO. IPL’s common stock is pledged under the Term Loan, 2020 IPALCO Notes and 2024 IPALCO Notes. There have been no changes in the capital stock of IPL during the three years ended December 31, 2019.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued, and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. As of December 31, 2019, and as of the filing of this report, IPL was in compliance with these restrictions.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement and its unsecured notes, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain a ratio of total debt to total capitalization not in excess of 0.65 to 1. As of December 31, 2019, and as of the filing of this report, IPL was in compliance with all covenants and no event of default existed.

During the years ended December 31, 2019, 2018 and 2017, IPL declared dividends to its shareholder totaling $159.0 million, $156.8 million, and $125.5 million, respectively.

Cumulative Preferred Stock

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2019, 2018 and 2017, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s Board of Directors. Based on the preferred stockholders’ ability to elect a majority of IPL’s Board of Directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities. IPL has issued and outstanding 500,000 shares of 5.65% preferred stock, which are now redeemable at par value, subject to certain restrictions, in whole or in part. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2019, 2018 and 2017, preferred stock consisted of the following:

	December 31, 2019		December 31,
	Shares Outstanding	Call Price	2019	2018	2017
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

7. DEBT

Long-Term Debt

The following table presents IPL’s long-term debt:

		December 31,
Series	Due	2019	2018
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	55,000	55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,156)	(6,272)
Deferred financing costs		(16,629)	(17,115)
Total IPL first mortgage bonds		1,691,015	1,690,413
IPL unsecured debt:
Variable (2)	December 2020	30,000	30,000
Variable (2)	December 2020	60,000	60,000
Deferred financing costs		(114)	(229)
Total IPL unsecured debt		89,886	89,771
Total consolidated IPL long-term debt		1,780,901	1,780,184
Less: current portion of long-term debt		89,886	—
Net consolidated IPL long-term debt		$1,691,015	$1,780,184

(1)	First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

(2)
Unsecured notes issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2019, are as follows:

Year	Amount
(In Thousands)
2020	$90,000
2021	95,000
2022	—
2023	—
2024	40,000
Thereafter	1,578,800
Total	$1,803,800

Significant Transactions

IPL First Mortgage Bonds and Recent Indiana Finance Authority Bond Issuances

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a first mortgage lien securing indebtedness of $1,713.8 million as of December 31, 2019. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2019.

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

IPL has classified its outstanding $90 million aggregate principal amount of these unsecured notes as short-term indebtedness as they are due December 2020. Management plans to refinance these unsecured notes with new debt. In the event that we are unable to refinance these unsecured notes on acceptable terms, IPL has available borrowing capacity on its revolving credit facility that could be used to satisfy the obligation.

Line of Credit

IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility on June 19, 2019 with a syndication of bank lenders. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on June 19, 2024, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time prior to June 19, 2023, subject to approval by the lenders. The Credit Agreement also includes two one-year extension options, allowing IPL to extend the maturity dates subject to approval by the lenders. Prior to execution, IPL had existing general banking relationships with the parties to the Credit Agreement. IPL had no outstanding borrowings on the committed line of credit as of December 31, 2019 and 2018, respectively.

Restrictions on Issuance of Debt

All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2020. In December 2018, IPL received an order from the IURC granting IPL authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt and refinance up to $185.0 million in existing indebtedness, all of which authority remains available under the order as of December 31, 2019. This order also grants IPL authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250.0 million remains available under the order as of December 31, 2019. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2019. IPL also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

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

AES files federal and state income tax returns which consolidate IPALCO and IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if IPL filed separate income tax returns. IPL is no longer subject to U.S. or state income tax examinations for tax years through March 27, 2001, but is open for all subsequent periods. IPL made tax sharing payments to IPALCO of $37.4 million, $33.8 million and $87.0 million in 2019, 2018 and 2017 respectively.

On March 25, 2014, the state of Indiana amended Indiana Code 6-3-2-1 through Senate Bill 001, which phases in an additional 1.6% reduction to the state corporate income tax rate that was initially being reduced by 2%. While the statutory state income tax rate decreased to 5.625% for the calendar year 2019, the deferred tax balances were adjusted according to the anticipated reversal of temporary differences. The change in required deferred taxes on plant and plant-related temporary differences resulted in a reduction to the associated regulatory asset of $1.3 million. The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $0.1 million. The statutory state corporate income tax rate will be 5.375% for 2020.

In tax years prior to 2018, Internal Revenue Code Section 199 permitted taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. Beginning in 2010 and through the 2017 tax year, the deduction is equal to 9% of the taxable income attributable to qualifying production activity. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction for 2017 was $4.8 million. Due to the enactment of TCJA (as described below), the 2017 tax year was the final year for this deduction.

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

IPL completed its calculation of the impact of the TCJA in its income tax provision during the year ended December 31, 2018 in accordance with its understanding of the TCJA and guidance available as of that date, and as a result recognized $0.0 million and $0.2 million of discrete tax expense in the fourth quarters of 2018 and 2017, respectively. This total results from the remeasurement of certain deferred tax assets and liabilities from 35% to 21%. The most material deferred taxes to be remeasured related to property, plant and equipment. The remeasurement of deferred tax assets and liabilities related to regulated utility property of $7.7 million and $215.5 million in 2018 and 2017, respectively, was recorded as a regulatory liability, which was a non-cash adjustment.

Income Tax Provision

Federal and state income taxes charged to income are as follows:

	2019	2018	2017
	(In Thousands)
Components of income tax expense:
Current income taxes:
Federal	$23,941	$26,021	$56,377
State	4,370	11,215	12,656
Total current income taxes	28,311	37,236	69,033
Deferred income taxes:
Federal	7,578	(15,080)	(1,634)
State	7,556	345	(353)
Total deferred income taxes	15,134	(14,735)	(1,987)
Net amortization of investment credit	(15)	(911)	(1,455)
Total income tax expense	$43,430	$21,590	$65,591

Effective and Statutory Rate Reconciliation

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2019	2018	2017
Federal statutory tax rate	21.0%	21.0%	35.0%
State income tax, net of federal tax benefit	4.4%	5.6%	4.0%
Amortization of investment tax credits	—%	(0.5)%	(0.7)%
Research and development credit	—%	(1.6)%	—%
Depreciation flow through and amortization	(4.7)%	(12.6)%	(0.1)%
Additional funds used during construction - equity	0.2%	0.3%	(3.1)%
Manufacturers’ Production Deduction (Sec. 199)	—%	—%	(2.4)%
Other – net	0.8%	(0.1)%	(0.2)%
Effective tax rate	21.7%	12.1%	32.5%

Deferred Income Taxes

The significant items comprising IPL’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2019 and 2018, are as follows:

	2019	2018
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$406,538	$378,527
Regulatory assets recoverable through future rates	62,051	67,653
Other	17,547	11,812
Total deferred tax liabilities	486,136	457,992
Deferred tax assets:
Investment tax credit	7	11
Regulatory liabilities including ARO	191,676	184,413
Employee benefit plans	8,556	8,335
Other	6,738	12,504
Total deferred tax assets	206,977	205,263
Deferred income tax liability – net	$279,159	$252,729

Uncertain Tax Positions

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(In Thousands)
Unrecognized tax benefits at January 1	$7,056	$7,049	$6,634
Gross increases – current period tax positions	—	—	470
Gross decreases – prior period tax positions	—	7	(55)
Unrecognized tax benefits at December 31	$7,056	$7,056	$7,049

The unrecognized tax benefits at December 31, 2019 represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

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

9. BENEFIT PLANS

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 82% of IPL’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds of base compensation. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the company match. Employer contributions to the Thrift Plan were $3.3 million, $3.3 million and $3.4 million for 2019, 2018 and 2017, respectively.

The RSP

Approximately 18% of IPL’s active employees are covered by the RSP, a qualified defined contribution plan containing a match, nondiscretionary and profit sharing component. All non-union new hires are covered under the RSP. Participants elect to make contributions to the RSP based on a percentage of their eligible compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s eligible compensation. Starting in 2018, the RSP also includes a 4% nondiscretionary contribution based as a percentage of each participant's eligible compensation. Finally, the RSP included a profit sharing component through 2017 whereby IPL contributed a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage was determined by the AES Board of Directors on an annual basis. Employer contributions (by IPL) relating to the RSP were $1.6 million, $1.7 million and $1.8 million for 2019, 2018 and 2017, respectively.

Defined Benefit Plans

Approximately 76% of IPL’s active employees are covered by the qualified Defined Benefit Pension Plan; while approximately 6% of active employees are IBEW clerical-technical unit employees who are only eligible for the Thrift Plan. The remaining 18% of active employees are covered by the RSP. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan, in addition to the company match. The Defined Benefit Pension Plan is noncontributory and is funded by IPL through a trust. Benefits for non-union participants in the Defined Benefit Pension Plan are based on salary, years of service and accrued benefits at April 1, 2015. Benefits for eligible union participants are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2019 was 22. The plan is closed to new participants.

IPL also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 147 active employees and 17 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2019. The plan is unfunded. These postretirement health care benefits and the related unfunded obligation of $6.4 million and $6.7 million at December 31, 2019 and 2018, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2019	2018
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$697,228	$782,108
Service cost	7,412	8,450
Interest cost	27,343	25,220
Actuarial loss/(gain)	88,311	(62,303)
Amendments (primarily increases in pension bands)	—	5,446
Curtailments(1)	—	450
Benefits paid	(37,499)	(62,143)
Projected benefit obligation at December 31	782,795	697,228
Change in plan assets:
Fair value of plan assets at January 1	684,485	738,947
Actual return on plan assets	122,690	(22,404)
Employer contributions	28	30,085
Benefits paid	(37,499)	(62,143)
Fair value of plan assets at December 31	769,704	684,485
Unfunded status	$(13,091)	$(12,743)
Amounts recognized in the statement of financial position:
Noncurrent liabilities	$(13,091)	$(12,743)
Net amount recognized at end of year	$(13,091)	$(12,743)
Sources of change in regulatory assets(2):
Prior service cost arising during period	$—	$5,446
Net (gain)/loss arising during period	(4,472)	902
Amortization of prior service cost	(3,823)	(4,618)
Amortization of loss	(11,084)	(11,403)
Total recognized in regulatory assets	$(19,379)	$(9,673)
Amounts included in regulatory assets:
Net loss	$167,750	$183,306
Prior service cost	14,323	18,146
Total amounts included in regulatory assets	$182,073	$201,452

(1)	As a result of the announced AES restructuring in the first quarter of 2018, we recognized a plan curtailment of $1.2 million in the first quarter of 2018.

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

Information for Pension Plans with a projected benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2019	2018
	(In Thousands)
Benefit obligation	$782,795	$697,228
Plan assets	769,704	684,485
Benefit obligation in excess of plan assets	$13,091	$12,743

IPL’s total benefit obligation in excess of plan assets was $13.1 million as of December 31, 2019 ($12.0 million Defined Benefit Pension Plan and $1.1 million Supplemental Retirement Plan).

Information for Pension Plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2019	2018
	(In Thousands)
Accumulated benefit obligation	$771,592	$687,136
Plan assets	769,704	684,485
Accumulated benefit obligation in excess of plan assets	$1,888	$2,651

IPL’s total accumulated benefit obligation in excess of plan assets was $1.9 million as of December 31, 2019 ($0.8 million Defined Benefit Pension Plan and $1.1 million Supplemental Retirement Plan).

Significant Gains and Losses Related to Changes in the Benefit Obligation for the Period

As shown in the table above, an actuarial loss of $88.3 million increased the benefit obligation for the year ended December 31, 2019 and an actuarial gain of $62.3 million reduced the benefit obligation for the year ended December 31, 2018. The actuarial loss in 2019 was primarily due to a decrease in the discount rate, while the actuarial gain in 2018 was primarily due to an increase in the discount rate.

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

The 2019 net actuarial gain of $4.5 million recognized in regulatory assets is comprised of two parts: (1) a $92.8 million pension asset actuarial gain primarily due to higher than expected return on assets; partially offset by (2) an $88.3 million pension liability actuarial loss primarily due to a decrease in the discount rate used to value pension liabilities. The unrecognized net loss of $167.8 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of plan participants. During 2019, the accumulated net gain increased due to lower discount rates used to value pension liabilities, which was partially offset by a combination of higher than expected return on pension assets, as well as the year 2019 amortization of accumulated loss. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 10.96 years based on estimated demographic data as of December 31,

2019. The projected benefit obligation of $782.8 million less the fair value of assets of $769.7 million results in an unfunded status of $13.1 million at December 31, 2019.

	Pension benefits for years ended December 31,
	2019	2018	2017
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$7,412	$8,450	$7,344
Interest cost	27,343	25,220	25,305
Expected return on plan assets	(29,907)	(40,801)	(44,672)
Amortization of prior service cost	3,823	3,837	4,240
Recognized actuarial loss	11,084	11,403	13,195
Recognized settlement loss	—	1,230	146
Total pension cost	19,755	9,339	5,558
Less: amounts capitalized	1,237	1,223	845
Amount charged to expense	$18,518	$8,116	$4,713
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	4.36%	3.67%	4.29%
Discount rate – supplemental retirement plan	4.24%	3.60%	4.00%
Expected return on defined benefit pension plan assets	4.50%	5.45%	6.75%
Expected return on supplemental retirement plan assets	4.50%	5.45%	6.75%

Pension expense for the following year is determined as of the December 31 measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets, a mortality table assumption that reflects the life expectancy of plan participants, and a discount rate used to determine the projected benefit obligation. For 2019, pension expense was determined using an assumed long-term rate of return on plan assets of 4.50%. As of the December 31, 2019 measurement date, IPL decreased the discount rate from 4.36% to 3.33% for the Defined Benefit Pension Plan and decreased the discount rate from 4.24% to 3.05% for the Supplemental Retirement Plan. The discount rate assumptions affect the pension expense determined for 2020. In addition, IPL increased the expected long-term rate of return on plan assets from 4.50% to 5.05% effective January 1, 2020. The expected long-term rate of return assumption affects the pension expense determined for 2020. The effect on 2020 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is $(1.2) million and $1.1 million, respectively.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high-quality fixed income investments as of December 31, 2019. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Pension Plan Assets and Fair Value Measurements

Pension plan assets consist of investments in cash and cash equivalents, government debt securities, and mutual funds (equity and debt). Differences between actual portfolio returns and expected returns may result in increased or reduced pension costs in future periods. Pension costs are determined as of the plans' measurement date of December 31, 2019. Pension costs are determined for the following year based on the market value of pension plan assets, expected employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

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

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded as earned. Dividends are recorded on the ex-dividend date. Net appreciation includes the Pension Plans’ gains and losses on investments bought and sold, as well as held, during the year.

A description of the valuation methodologies used for each major class of assets and liabilities measured at fair value follows:

•	For 2019, the non-qualified Supplemental Retirement Plan investments have quoted market prices and are categorized as Level 1 in the fair value hierarchy.

•
For 2019, the qualified Defined Benefit Pension Plan investments in common collective trusts are valued based on the daily net asset value and are categorized as Level 2 in the fair value hierarchy except for cash and cash equivalents which are categorized as level 1.

•
For 2018, all the Pension Plans’ investments have quoted market prices and are categorized as Level 1 in the fair value hierarchy. The investments in U.S. government agency fixed income securities are valued from third-party pricing sources, but they generally do not represent transaction prices for the identical security in an active market nor does it represent data obtained from an exchange.

The primary objective of the Pension Plans’ is to provide a source of retirement income for its participants and beneficiaries, while the primary financial objective is to improve the unfunded status of the Pension Plans. A secondary financial objective is, where possible, to minimize pension expense volatility. The objective is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective. There can be no assurance that these objectives will be met.

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

The Pension Plans’ consultant develops forward-looking, long-term capital market assumptions for risk, return and correlations for a variety of global asset classes, interest rates and inflation. These assumptions are created using a combination of historical analysis, current market environment assessment and by applying the consultant’s own judgment. The consultant then determines an equilibrium long-term rate of return. IPL then takes into consideration the investment manager/consultant expenses, as well as any other expenses expected to be paid out of the Pension Plans’ trust. Finally, IPL has the Pension Plans’ actuary perform a tolerance test of the consultant’s equilibrium expected long-term rate of return. IPL uses an expected long-term rate of return compatible with the actuary’s tolerance level.

The following table summarizes IPL’s target pension plan allocation for 2019:

Asset Category:	Target Allocations
Equity Securities	27%
Debt Securities	73%

	Fair Value Measurements at
	December 31, 2019
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)%
Cash and cash equivalents	$2,599	$2,599	$—	—%
Government debt securities	154,798	39	154,759	20%
Mutual fund - equities	214,369	2,744	211,625	28%
Mutual fund - debt	397,938	1,664	396,274	52%
Total(1)	$769,704	$7,046	$762,658	100%

(1)
In 2019, the qualified Defined Benefit Pension Plan moved all investments except for cash and cash equivalents into collective trusts; therefore, the 2019 balances under the Government debt securities, Mutual fund - equities, and Mutual fund - debt categories shown above as level 2 represent investments through collective trusts. The Defined Benefit Pension Plan has chosen collective trusts for which the underlying investments are mutual funds, mutual funds categories for which debt securities are the primary underlying investment, or real estate in alignment with the target asset allocation.

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

Pension Funding

IPL contributed $0.0 million, $30.1 million, and $7.2 million to the Pension Plans in 2019, 2018 and 2017, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, IPL’s funded target liability percentage was estimated to be 101%. In general, IPL must contribute the normal service cost earned by active participants during the plan year; however, this amount can be offset by any surplus or credit balance carried by the Pension Plan. The normal cost is expected to be approximately $7.6 million in 2020 (including $2.3 million for plan expenses), which is expected to be fully offset by the surplus amount. Each year thereafter, if the Pension Plans' underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. IPL does not expect to make an employer contribution for the calendar year 2020. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2019, 2018 and 2017 were $37.5 million, $62.1 million and $35.5 million, respectively. Expected benefit payments are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2020	$42,215
2021	43,552
2022	44,606
2023	45,095
2024	45,362
2024 through 2028	231,475

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

New Source Review and other CAA NOVs

In October 2009, IPL received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and nonattainment New Source Review requirements under the CAA. In addition, on October 1, 2015, IPL received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at IPL Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of New Source Review and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. Since receiving the letters, IPL management has been working with the EPA staff regarding possible resolutions of the NOVs. Settlements and litigated outcomes of similar New Source Review cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in these cases could have a material impact on our business. At this time, IPL cannot determine whether these NOVs could have a material impact on its business, financial condition and results of operations. IPL would seek recovery of any operating or capital expenditures, but not fines or penalties, related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that IPL would be successful in recovering any operating or capital expenditures. IPL has recorded a contingent liability related to these New Source Review cases and other CAA NOV matters.

11. RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. IPL is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPL, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by the third-party administrator. IPL also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to IPL of coverage under this program with AES Global Insurance Company was approximately $4.3 million, $3.1 million, and $3.1 million in 2019, 2018 and 2017, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. As of December 31, 2019 and 2018, IPL had prepaid approximately $2.0 million and $1.6 million, respectively, which is recorded in “Prepayments and other current assets” on the accompanying Consolidated Balance Sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $20.2 million, $21.5 million, and $24.9 million in 2019, 2018 and 2017, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. IPL had no prepaids for coverage under this plan as of December 31, 2019 and 2018, respectively.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPL had a receivable under this agreement of $23.1 million and $13.5 million as of December 31, 2019 and 2018, respectively, which is recorded in “Prepayments and other current assets” on the accompanying Consolidated Balance Sheets.

Long-term Compensation Plan

During 2019, 2018 and 2017, many of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2019, 2018 and 2017 was $0.3 million, $0.5 million and $0.8 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPL’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPL’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 9, “Benefit Plans” to the audited consolidated financial statements of IPL for a description of benefits awarded to IPL employees by AES under the RSP.

Service Company

Total costs incurred by the Service Company on behalf of IPL were $41.8 million, $44.1 million and $34.1 million during 2019, 2018 and 2017, respectively. Total costs incurred by IPL on behalf of the Service Company during 2019, 2018 and 2017 were $9.7 million, $10.1 million and $10.7 million, respectively, which are included as a reduction to charges from the Service Company. These costs were included in “Operating expenses - Operation and maintenance” on IPL’s Consolidated Statements of Operations. IPL had a payable balance with the Service Company of $8.4 million and $3.8 million as of December 31, 2019 and December 31, 2018, respectively, which is recorded in “Accounts payable” on the accompanying Consolidated Balance Sheets.

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

Additionally, transactions with various other related parties were $3.0 million, $5.7 million and $2.4 million during 2019, 2018 and 2017, respectively. These expenses were primarily recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations.

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

Transmission revenues have a single performance obligation, as transmission services represent a distinct service. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The price that the transmission operator has the right to bill corresponds directly with the value to the customer of IPL’s performance completed in each period as the price paid is the transmission operator's allocation of the tariff rate (as approved by the regulator) charged to network participants.

IPL’s revenue from contracts with customers was $1,455.3 million and $1,428.9 million for the years ended December 31, 2019 and 2018, respectively. The following table presents IPL's revenue from contracts with customers and other revenue (in thousands):

	For the Year Ended,	For the Year Ended,
	December 31, 2019	December 31, 2018
Retail Revenues
Retail revenue from contracts with customers	$1,375,533	$1,380,042
Other retail revenues (1)	23,841	16,423
Wholesale Revenues	68,474	38,789
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	11,335	10,057
Other miscellaneous revenues (2)	2,460	5,194
Total Revenues	$1,481,643	$1,450,505

(1) Other retail revenue represents alternative revenue programs not accounted for under ASC 606
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers are $155.0 million and $160.8 million as of December 31, 2019 and December 31, 2018, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days.

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

14. LEASES

LESSEE

The Company enters into long-term non-cancelable lease arrangements which are classified as either operating or finance leases; however, lease balances were not material to the Financial Statements in the periods covered by this report.

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Consolidated Statements of Operations was $1.0 million for the year ended December 31, 2019. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Consolidated Balance Sheet were $4.3 million and $0.7 million, respectively, as of December 31, 2019.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of December 31, 2019.

The following table shows the future minimum lease receipts through 2024 and thereafter (in thousands):

Operating Leases
2020	$941
2021	994
2022	906
2023	906
2024	786
Thereafter	2,628
Total	$7,161

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

The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the COSO in 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Changes in Internal Control Over Financial Reporting:

During the second quarter of 2019, we implemented a new core enterprise resource planning (ERP) system, which we expect to enhance our system of internal controls over financial reporting. As a result of this implementation, we modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP. We continued to evaluate the design and operating effectiveness of these internal controls during the fourth quarter of 2019.

Except with respect to the implementation of the ERP, there were no changes in our internal controls over financial reporting that occurred in the quarter ending December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2019	2018
Audit Fees	$1,021,700	$929,600
Audit Related Fees:
Fees for the audit of IPL’s employee benefit plans	61,200	60,000
Assurance services for debt offering documents	—	68,000
Fees for tax services	—	—
Other	8,500	17,000
Total Principal Accounting Fees and Services	$1,091,400	$1,074,600

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
Third Supplemental Indenture, dated as of April 1, 1949 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Tenth Supplemental Indenture, dated as of October 1, 1960 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Eighteenth Supplemental Indenture, dated as of February 15, 1974 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Forty-Eighth Supplemental Indenture, dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Third Supplemental Indenture, dated as of October 1, 2006 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Eighth Supplemental Indenture, dated as of August 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Ninth Supplemental Indenture, dated as of August 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 Form 10-K)
Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)
Sixty-Third Supplemental Indenture, dated as of September 1, 2015 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on September 28, 2015)
Sixty-Fourth Supplemental Indenture, dated as of May 1, 2016 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2016 Form 10-Q)
Sixty-Fifth Supplemental Indenture (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2016 Form 10-K)
Sixty-Sixth Supplemental Indenture, dated as of November 1, 2018 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2018 Form 10-K)
4.5
Indenture between IPALCO Enterprises, Inc. and U.S. Bank, National Association, as Trustee, dated June 25, 2015 for IPALCO’s 3.45% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.1 to IPALCO’s Current Report on Form 8-K filed with the SEC on June 25, 2015)

4.6
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated June 25, 2015 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended (Incorporated by reference to Exhibit 4.2 to IPALCO’s Current Report on Form 8-K filed on June 25, 2015)

4.7
Indenture between IPALCO Enterprises, Inc. and U.S. Bank, National Association, as Trustee, dated August 22, 2017 for IPALCO’s 3.70% Senior Secured Notes due 2024 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s August 22, 2017 Form 8-K)

4.8
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon trust Company, N.A., as Collateral Agent, dated August 22, 2017 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended (Incorporated by reference to Exhibit No. 4.2 to IPALCO’s August 22, 2017 Form 8-K)

10.1
Interconnection Agreement, dated April 1, 2008, between American Electric Power Service Corporation, as agent for Indiana Michigan Power Company, and IPL (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.2
Interconnection Agreement, dated December 2, 1969, between IPL and Southern Indiana Gas and Electric Company as modified through Modification Number 11 (Incorporated by reference to Exhibit No. 10.2 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.3
Interconnection Agreement dated December 1, 1981, between IPL and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 6 (Incorporated by reference to Exhibit No. 10.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.4
Tenth Supplemental Agreement to the Interconnection Agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002, amending and completely restating prior agreements (Incorporated by reference to Exhibit No. 10.4 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.5
$250,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, dated June 19, 2019, among Indianapolis Power & Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Joint Bookrunner and Joint Lead Arranger, U.S. Bank, National Association, as Syndication Agent, Joint Bookrunner and Joint Lead Arranger and BMO Harris Bank, N.A. and Fifth Third Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to IPALCO's Current Report on Form 8-K filed on June 21, 2019)

10.6
Subscription Agreement by and between IPALCO and CDP Infrastructures Fund G.P., a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec dated December 14, 2014 (Incorporated by reference to Exhibit 10.10 to IPALCO’s December 31, 2014 10-K/A)

10.7
IPALCO’s Shareholders’ Agreement by and among AES U.S. Investments, Inc., IPALCO Enterprises, Inc. and CDP Infrastructures Fund G.P. dated as of February 11, 2015 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s March 31, 2015 10-Q)

10.8
First Amendment to Credit Agreement by and among IPL, the Lenders party thereto, Fifth Third Bank, as syndication agent, BMO Harris Bank N.A., as documentation agent and PNC Bank, National Association, as administrative agent, dated as of October 16, 2015 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s September 30, 2015 10-Q)

10.9
Loan Agreement between Indiana Financing Authority and Indianapolis Power & Light Company relating to $30,000,000 Environmental Facilities Refunding Revenue Notes, Series 2015A (Indianapolis Power & Light Company Project) and $60,000,000 Environmental Facilities Refunding Revenue Notes, Series 2015B (Indianapolis Power & Light Company Project) dated as of December 1, 2015 (Incorporated by reference to Exhibit 10.10 to IPALCO’s December 31, 2015 10-K)

10.10
Note Purchase and Covenants Agreement by and among Indianapolis Power & Light Company the Lenders Party Hereto and PNC Bank, National Association, as administrative agent relating to $30,000,000 Indiana Finance Authority Environmental Facilities Refunding Revenue Notes, Series 2015A (Indianapolis Power & Light Company Project) and $60,000,000 Indiana Finance Authority Environmental Facilities Refunding Revenue Notes, Series 2015B (Indianapolis Power & Light Company Project) dated as of December 22, 2015 (Incorporated by reference to Exhibit 10.11 to IPALCO’s December 31, 2015 10-K)

10.11
Second Amendment dated as of April 22, 2016 to Credit Agreement by and among IPL, the Lenders party thereto, Fifth Third Bank, as syndication agent, BMO Harris Bank N.A., as document agent and PNC Bank, National Association, as administrative agent, dated as of May 6, 2014, as amended by First Amendment thereto dated as of October 16, 2015 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s June 30, 2016 10-Q)

10.12
First Amendment dated as of April 29, 2016 to Note Purchase and Covenants Agreement by and among IPL, the Lenders party thereto and PNC Bank, National Association, as administrative agent relating to $30,000,000 Indiana Finance Authority Environmental Facilities Refunding Revenue Notes, Series 2015A (Indianapolis Power & Light Company Project) and $60,000,000 Indiana Finance Authority Environmental Facilities Refunding Revenue Notes, Series 2015B (Indianapolis Power & Light Company Project) dated as of December 22, 2015 (Incorporated by reference to Exhibit No. 10.3 to IPALCO’s June 30, 2016 10-Q)

10.13
The AES Corporation 2003 Long Term Compensation Plan, as amended and restated, dated April 23, 2015 (Incorporated by reference to Exhibit 99.1 of The AES Corporation’s Form 8-K filed on April 23, 2015)

10.14	The AES Corporation Performance Incentive Plan, as amended and restated on April 23, 2015 (Incorporated by reference to Exhibit 99.2 of The AES Corporation’s Form 8-K filed on April 23, 2015)
10.15	The AES Corporation Severance Plan, as amended and restated on August 4, 2017 (Incorporated by reference to Exhibit 10.1 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2017)
10.16
The AES Corporation Restoration Supplemental Retirement Plan, as amended and restated, effective January 1, 2017 (Incorporated by reference to Exhibit 4.1 of The AES Corporation’s Form S-8 filed on August 6, 2019)

10.17
Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.13 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.18
Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.14 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.19
Form of AES Performance Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.20
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.4 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2015)

10.21
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.17 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

21	Subsidiaries of IPALCO Enterprises, Inc (Incorporated by reference to Exhibit 21 to IPALCO's December 31, 2018 Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)

(c) Financial Statement Schedules

Schedules other than those listed below are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto included in Item 8 hereof.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Balance Sheets
(In Thousands)
	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,709	$4,409
Prepayments and other current assets	15,041	15,246
Total current assets	18,750	19,655
OTHER NON-CURRENT ASSETS:
Investment in subsidiaries	1,427,141	1,431,856
Deferred tax asset – long term	6,764	112
Other non-current assets	2,843	2,539
Total other non-current assets	1,436,748	1,434,507
TOTAL ASSETS	$1,455,498	$1,454,162
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt	$469,313	$—
Accounts payable	292	326
Accrued taxes	—	243
Accrued interest	11,442	11,444
Accrued and other current liabilities	26,560	3
Total current liabilities	507,607	12,016
NON-CURRENT LIABILITIES:
Long-term debt	401,415	868,880
Other non-current liabilities	—	—
Total non-current liabilities	401,415	868,880
Total liabilities	909,022	880,896
SHAREHOLDERS' EQUITY
Paid in capital	590,784	597,824
Accumulated other comprehensive loss	(19,750)	—
Accumulated deficit	(24,558)	(24,558)
Total shareholders' equity	546,476	573,266
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,455,498	$1,454,162

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Operations
(In Thousands)
	2019	2018	2017
OTHER INCOME / (EXPENSE), NET:
Equity in earnings of subsidiaries	$154,078	$154,150	$133,725
Interest expense	(32,761)	(31,038)	(35,791)
Loss on early extinguishment of debt	—	—	(8,875)
Other income / (expense), net	(46)	(443)	26
Total other income / (expense), net	121,271	122,669	89,085
EARNINGS FROM OPERATIONS BEFORE INCOME TAX	121,271	122,669	89,085
Less: income tax expense / (benefit)	(7,909)	(8,143)	(16,495)
NET INCOME	$129,180	$130,812	$105,580

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
	2019	2018	2017

Net income	$129,180	$130,812	$105,580

Derivative activity:
Change in derivative fair value, net of income tax benefit of $6,810, $0 and $0, for each respective period	(19,750)	—	—
Net change in fair value of derivatives	(19,750)	—	—

Other comprehensive loss	(19,750)	—	—

Net comprehensive income	$109,430	$130,812	$105,580

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Cash Flows
(In Thousands)
	2019	2018	2017
CASH FLOWS FROM OPERATIONS:
Net income	$129,180	$130,812	$105,580
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings of subsidiaries	(154,078)	(154,150)	(133,725)
Cash dividends received from subsidiary companies	159,000	142,250	132,516
Amortization of deferred financing costs and debt premium	1,847	1,964	2,003
Deferred income taxes – net	157	(89)	78
Charges related to early extinguishment of debt	—	—	8,875
Change in certain assets and liabilities:
Accounts payable	231	(405)	(1,833)
Accrued and other current liabilities	(3)	(1,244)	7,413
Other – net	(886)	(1,838)	370
Net cash provided by operating activities	135,448	117,300	121,277
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	—	(65,000)	—
Other	278	1,053	—
Net cash provided by (used in) investing activities	278	(63,947)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings, net of discount	—	65,000	404,633
Retirement of long-term debt and early tender premium	—	—	(408,152)
Distributions to shareholders	(136,426)	(130,179)	(105,144)
Other	—	(148)	(3,601)
Net cash used in financing activities	(136,426)	(65,327)	(112,264)
Net change in cash and cash equivalents	(700)	(11,974)	9,013
Cash and cash equivalents at beginning of period	4,409	16,383	7,370
Cash and cash equivalents at end of period	$3,709	$4,409	$16,383

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$28,911	$29,665	$31,750
Income taxes	29,600	28,275	65,050

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Common Shareholders' Equity (Deficit)
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2017	$596,810	$—	$(25,627)	$571,183
Net income	—	—	105,580	105,580
Distributions to shareholders	—	—	(105,144)	(105,144)
Other	657	—	—	657
Balance at December 31, 2017	597,467	—	(25,191)	572,276
Net income	—	—	130,812	130,812
Distributions to shareholders	—	—	(130,179)	(130,179)
Other	357	—	—	357
Balance at December 31, 2018	597,824	—	(24,558)	573,266
Net comprehensive income	—	(19,750)	129,180	109,430
Distributions to shareholders	(7,246)	—	(129,180)	(136,426)
Other	206	—	—	206
Balance at December 31, 2019	$590,784	$(19,750)	$(24,558)	$546,476

1) IPALCO made return of capital payments of $7.2 million in 2019 for the portion of current year distributions to shareholders in excess of current year net income.

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

At December 31, 2019, IPALCO's outstanding derivative instruments were as follows:

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

The following tables provide information on gains or losses recognized in AOCI for the cash flow hedges for the period indicated:

Interest Rate Hedges for the Year Ended December 31, 2019
$ in thousands (net of tax)
Beginning accumulated derivative gain / (loss) in AOCI	$—

Net losses associated with current period hedging transactions	(19,750)
Ending accumulated derivative loss in AOCI	$(19,750)

Portion expected to be reclassified to earnings in the next twelve months	$—
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	7

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2019, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments:

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2019	2018
Interest rate hedges	Cash Flow Hedge	Accrued and other current liabilities	$26,560	$—

3. DEBT

The following table presents IPALCO’s long-term indebtedness:

			December 31,
Series	Due		2019	2018
			(In Thousands)
Long-Term Debt
Term Loan	July 2020		$65,000	$65,000
3.45% Senior Secured Notes	July 2020	—	405,000	405,000
3.70% Senior Secured Notes	September 2024	—	405,000	405,000
Unamortized discount – net			(313)	(424)
Deferred financing costs – net			(3,959)	(5,696)
Total long-term debt			870,728	868,880
Less: current portion of long-term debt			469,313	—
Net long-term debt			$401,415	$868,880

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2019, 2018 and 2017
(In Thousands)
Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Net Write-offs	Balance at End of Period
Year ended December 31, 2019
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,821	$4,760	$—	$5,528	$2,053
Year ended December 31, 2018
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,830	$6,008	$—	$6,017	$2,821
Year ended December 31, 2017
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,365	$5,854	$—	$5,389	$2,830

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2019, 2018 and 2017
(In Thousands)
Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Net Write-offs	Balance at End of Period
Year ended December 31, 2019
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,821	$4,760	$—	$5,528	$2,053
Year ended December 31, 2018
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,830	$6,008	$—	$6,017	$2,821
Year ended December 31, 2017
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,365	$5,854	$—	$5,389	$2,830

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:    February 27, 2020                /s/ Barry J. Bentley
Barry J. Bentley
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Barry J. Bentley	Interim President and Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2020
Barry J. Bentley
/s/ Kenneth J. Zagzebski	Director and Chairman	February 27, 2020
Kenneth J. Zagzebski
/s/ Sanjeev Addala	Director	February 27, 2020
Sanjeev Addala
/s/ Paul L. Freedman	Director	February 27, 2020
Paul L. Freedman
/s/ Mark E. Miller	Director	February 27, 2020
Mark E. Miller
/s/ Marc Michael	Director	February 27, 2020
Marc Michael
/s/ Gustavo Pimenta	Director	February 27, 2020
Gustavo Pimenta
/s/ Lisa Krueger	Director	February 27, 2020
Lisa Krueger
/s/ Vincent Parisi	Director	February 27, 2020
Vincent Parisi
/s/ Frédéric Lesage	Director	February 27, 2020
Frédéric Lesage
/s/ Antoine Reze	Director	February 27, 2020
Antoine Reze
/s/ Gustavo Garavaglia	Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Gustavo Garavaglia
/s/ Karin M. Nyhuis	Controller (Principal Accounting Officer)	February 27, 2020
Karin M. Nyhuis

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.