Form 10-K/A
period 2019-12-31
IPALCO ENTERPRISES, INC.
filed 2020-04-28
CIK 728391

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

At April 15, 2020, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which (i) 89,685,177 shares were owned by AES U.S. Investments, Inc. (“AES U.S. Investments”), which is owned by AES U.S. Holdings, LLC (“AES U.S. Holdings”) and (ii) 19,222,141 shares were owned by CDP Infrastructures Fund G.P. (“CDPQ”), a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec. AES U.S. Holdings is a wholly-owned subsidiary of The AES Corporation (“AES”).

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
IPALCO Enterprises, Inc. (the “Company,” “IPALCO,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020, to include the information required by Items 10 through 13 of Part III of the 2019 10-K. This information was previously omitted from the 2019 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12 and 13) of Form 10-K to be incorporated by reference into the 2019 10-K and to delete the references to the definitive proxy statement in Part III of the 2019 10-K. The cover page of the 2019 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.
Except as described above, no other changes have been made to the 2019 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2019 10-K. This Amendment does not reflect events occurring after the date of the filing of the 2019 10-K, nor does it amend, modify or otherwise update any other information in the 2019 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with the 2019 10-K and with our filings with the SEC subsequent to the filing of the 2019 10-K.
In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also amends and restates Part IV, Item 15 to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Terms used but not defined herein are as defined in the 2019 10-K.

i

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Set forth below is certain information regarding each of IPALCO’s current directors as of April 15, 2020, including the qualifications of such persons to serve as directors. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. Please see “Corporate Governance-Nomination of Directors” below for a discussion of certain rights with respect to the nomination and election of directors held by certain of IPALCO’s shareholders.
Sanjeev Addala, 54, has been a Director of IPALCO since April 2019. Mr. Addala has served as Vice President and Chief Information and Digital Officer of AES since October 2018 and also serves as a director or officer of other AES affiliates. Mr. Addala brings extensive experience in digital transformations, business growth strategies, business model innovations, information management/AI and technology leadership to the Board of Directors (the “Board”). Prior to joining AES, Mr. Addala was Chief Digital Officer at GE from 2016 to September 2018, Chief Digital Officer at Caterpillar from 2013 to 2015, and Chief Information Officer, Americas, Climate Control Technologies at Ingersoll-Rand from 2008 to 2013. He also previously held business and technology leadership roles at General Motors from 1994 to 2008. He served on Energize Ventures and AppLariat advisory Boards and is currently serving on Uplight’s Board. Mr. Addala holds a Master of Science degree in Mechanical Engineering from South Dakota School of Mines and Tech. and a Master of Business Administration degree from the Kellogg School of Management at Northwestern University. Mr. Addala has also completed an Executive Leadership program at Duke University.
Barry J. Bentley, 55, has been a Director of IPALCO since March 2017. Mr. Bentley has served as Interim President and Chief Executive Officer of IPALCO since February 2019 and as Senior Vice President, U.S. Utilities Operations for IPALCO and the US SBU (as defined in “Executive Officers” below) since March 2018, where he is responsible for the operation of transmission and distribution facilities across the AES U.S. region. Mr. Bentley also serves as Vice President, U.S. Utilities Operations for Indianapolis Power & Light Company (“IPL”) and its Ohio sister company, The Dayton Power and Light Company (“DP&L”), and Interim President and CEO and Senior Vice President, U.S. Utilities for DP&L’s parent, DPL Inc. (“DPL”). In addition, Mr. Bentley serves as a director or officer of other AES affiliates, including as a Director of IPL, DP&L, DPL and IPALCO’s parent company, AES U.S. Investments. Mr. Bentley brings extensive experience in energy company operations to the Board. Prior to assuming his current roles, Mr. Bentley served as the Market Business Leader of the US SBU from June 2017 to March 2018 and as the Vice President of Customer Operations of the US SBU until June 2017. Since joining AES in 1988, Mr. Bentley has held several other positions, including IPL Senior Vice President of Customer Operations and was responsible for IPL’s transmission and distribution system, Customer Service, Strategic Accounts, and Supply Chain. He also was a Senior Investment Associate with IPALCO. Prior to joining AES, Mr. Bentley served as Principal with EnerTech Capital Partners, a venture capital firm in Wayne, Pennsylvania focused on early stage venture investments in energy and telecommunications. Mr. Bentley received a B.S. in Electrical Engineering at Purdue University in 1988 and has participated in executive education programs at the University of Michigan and the Darden School of Business. He is a member of the executive committee of the board of directors for the Indianapolis Symphony Orchestra and a member of the Indiana University Purdue University of Indianapolis (IUPUI) Dean’s Industry Advisory Council and serves on the executive committee and was Chairman of the board of directors of the Midwest Energy Association in 2019.
Paul L. Freedman, 50, has been a Director of IPALCO since February 2015. Mr. Freedman joined AES in 2007 and has served as Senior Vice President and General Counsel of AES since February 2018 and Corporate Secretary since October 2018. Mr. Freedman has held several positions at AES including Chief of Staff to the Chief Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, General Counsel North America Generation from 2011 to 2014, Senior Corporate Counsel from 2010 to 2011 and Counsel from 2007 to 2010. Mr. Freedman serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and DP&L. Mr. Freedman brings to the Board his legal and industry experience together with his experience at AES in a wide range of areas, including commercial transactions, financings, corporate strategy, regulatory and environmental matters, and corporate governance. Prior to joining AES, Mr. Freedman was Chief

Counsel for credit programs at the U.S. Agency for International Development, and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center. He also is currently on the board of directors of the Business Council for International Understanding and the Coalition for Integrity.
Lisa Krueger, 56, has been a Director of IPALCO since November 2018. Ms. Krueger has served as President of the US SBU since September 2018 and is a Senior Vice President of AES. In addition, Ms. Krueger serves as a director or officer of other AES affiliates, including as a Director of IPL, DP&L, DPL, AES U.S. Investments and sPower. Ms. Krueger brings extensive commercial, renewables development, and utility experience to the Board. Prior to joining AES, Ms. Krueger served as an energy consultant from July 2017 to August 2018, Chief Commercial Officer of Cogentrix Energy Power Management, LLC, the portfolio management company of Carlyle Power Partners, from January 2017 to June 2017, and President and CEO of Essential Power, LLC, a wholesale power generator and marketer with facilities throughout the Mid-Atlantic and New England, from March 2014 to June 2017. Ms. Krueger also served as Vice President - Sustainable Development of First Solar, one of the world’s largest photovoltaic manufacturers and system integrators, where she led the development and implementation of various domestic and internal strategic plans focused on market and business development and served as the President of First Solar Electric. Prior to First Solar, Ms. Krueger held a variety of executive level positions with Dynegy, Inc., including Vice President - Enterprise Risk Control, Vice President - Northeast Commercial Operations, Vice President - Origination and Retail Operations, and Vice President - Environmental, Health & Safety. She also held a variety of leadership roles at Illinois Power, including positions in transmission planning and system operations, generation planning and system operations, and environmental, health & safety. Ms. Krueger received a B.S. in Chemical Engineering from the Missouri University of Science and Technology and an M.B.A from the Jones Graduate School of Business at Rice University.
Frédéric Lesage, 53, has been a Director of IPALCO since September 2017. Mr. Lesage is also a member of the Board of Directors of AES U.S. Investments. Mr. Lesage brings extensive experience in strategic planning, general management and post-merger integration to the Board. Mr. Lesage joined CDPQ in 2017 and is currently Managing Director, Infrastructure. From 2015 to 2017, Mr. Lesage was the Chief Executive Officer of FL Investments and Advisory Inc., assisting businesses with strategic and organizational matters, and, from 2007 to 2014, he held various positions within TAQA - ABU Dhabi National Energy Co., a $30 billion energy and water operator, including Chief Strategy Officer, Regional President and Managing Director, and Group Vice-President, and served on the company’s Executive Committee. Previously, Mr. Lesage served as a management consultant and lawyer. Mr. Lesage holds a Bachelor’s degree in Law from Université De Montréal and an M.B.A. from Richard Ivey School of Business.
Fady Mansour, 47, has been a Director of IPALCO since April 2020. Mr. Mansour is also a member of the Board of Directors of AES U.S. Investments. Mr. Mansour brings extensive experience in strategic planning, project development and integration, and deep financial expertise to the Board.  Mr. Mansour joined CDPQ in 2020 and is currently a Senior Director in the infrastructure group. prior to joining CDPQ, Mr. Mansour spent over 20 years in several senior management functions at Canadian National Railway Company (CN). CN is the largest freight railway in Canada, one of the largest in North America and the only railway that reaches all three North American costs (Pacific, Atlantic, and Gulf of Mexico). Mr. Mansour held senior management roles in the Corporate Strategy and Innovation group, Business Development group, and key financial roles in the Financial Planning and Financial Reporting groups.  Mr. Mansour holds a Graduate Diploma in Accounting from Concordia University and is a CPA.
Marc Michael, 46, has been a Director of IPALCO since April 2019. Mr. Michael has managed a broad range of disputes for AES since 2005. In his current role as Chief Counsel, Global Dispute Resolution, of AES, Mr. Michael oversees material dispute resolution proceedings involving AES and its affiliates, including federal and state litigation, cross-border disputes, domestic and international commercial arbitration, and investment treaty arbitration. Mr. Michael also serves as a Director of AES U.S. Investments. Mr. Michael brings to the Board his legal and industry experience, including extensive experience in international law. Prior to joining AES, Mr. Michael worked as a litigation associate at the law firm Winston & Strawn LLP from September 1998 to February 2005. Mr. Michael received a B.A. from The Catholic University of America and a J.D. from The Catholic University of America, Columbus School of Law.

Mark E. Miller, 58, has been a Director of IPALCO since February 2018 and has served as Chief Operating Officer of IPALCO since May 2019. Mr. Miller has served as Chief Operating Officer for the U.S. and has been responsible for the operations of AES’ generation facilities across the U.S. since March 2017. Mr. Miller also serves as a director or officer of other AES affiliates, including as Chief Operating Officer of IPL, DPL and DP&L and as a Director of AES U.S. Investments and DP&L. Mr. Miller joined AES in June 1989 and has helped manage numerous AES generation and distribution businesses in the last 30 years in six international markets, including as the UK country manager from 2009-2014 where he was responsible for commercial operations and development efforts in the Irish electricity market and the UK renewables sector. Mr. Miller brings to the Board substantial background in power plant operations across a range of technologies and energy sector commercial activities. In his prior role as East Complex Manager for the US SBU, Mr. Miller was responsible for a portfolio of coal, wind and energy storage assets operating in the PJM market. Prior to joining AES, Mr. Miller served 10 years in the U.S. Navy and is a graduate of the Naval Nuclear Program.
Vincent Parisi, 51, has been a Director of IPALCO since June 2019 and has served as President and Chief Executive Officer of IPL and DP&L since June 2019. Mr. Parisi also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and DP&L. Mr. Parisi brings extensive experience in regulatory compliance and community relations to the Board. Prior to joining AES, Mr. Parisi served as Vice President, External and Customer Affairs for Columbia Gas of Ohio from November 2016 to June 2019. In this role, he was responsible for regulatory affairs, communications, government affairs and large customer relations, as well as customer care and regulatory compliance. Mr. Parisi also served in a variety of other senior executive positions in the natural gas industry, including roles in strategic planning, risk mitigation, and regulatory law. He served as Vice President, General Counsel of Gas Natural Inc. from July 2015 to November 2016 and as General Counsel and Vice President, National Regulatory and Legislative Policy of IGS Energy Inc. from September 2003 to March 2015. Mr. Parisi received a Bachelor’s in economics from The Ohio State University and J.D. and LL.M from Capital University. He currently sits on the boards of and as an executive committee member for Indianapolis Chamber of Commerce, Dayton Chamber of Commerce (where he is also the Chair of the External Affairs and Policy Committee), and Indiana Energy Association, and sits on the board of directors of the Indiana Chamber of Commerce. Mr. Parisi also provided past service on the board of directors of Good Will Columbus, and Smart Columbus Accelerator Partner Board.
Gustavo Pimenta, 41, has been a Director of IPALCO since February 2018. Mr. Pimenta has served as Executive Vice President and Chief Financial Officer of AES since January 2019. Prior to assuming his current position, Mr. Pimenta served as the Chief Financial Officer for IPALCO and the US SBU and Vice President and Chief Financial Officer of IPL from March 2018 to November 2018 and Senior Vice President, Deputy Chief Financial Officer of AES from February 2018 to December 2018. Mr. Pimenta also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments, AES Gener and sPower. Mr. Pimenta brings extensive experience in finance and accounting to the Board. Mr. Pimenta also has served as the Chief Financial Officer for AES operations in Mexico, Central America and the Caribbean from December 2014 to February 2018. From 2009-2014, Mr. Pimenta held several senior management positions at AES in Brazil, including as Chief Financial Officer with responsibility for the listed companies AES Tiete Energia S.A. and AES Eletropaulo S.A. Prior to joining AES in 2009, Mr. Pimenta held various positions at Citigroup, including Vice President of Strategy and M&A in London and New York City. Prior to Citigroup, Mr. Pimenta served as Senior Auditor at KPMG. Over the years, Mr. Pimenta has successfully led several multi-billion dollar equity and debt capital markets transactions in the US and across Latin America. He holds a Bachelor’s degree in Economics from Universidade Federal de Minas Gerais (UFMG) and a Master’s degree with honors in Economics and Finance from Fundação Getulio Vargas (FGV), and has also participated in development programs in Finance, Strategy and Risk Management at New York University, University of Virginia’s Darden School of Business and Georgetown University.
Kenneth J. Zagzebski, 60, has been a Director of IPALCO and IPL since March 2009 and has served as Chairman of the Board of IPALCO and IPL since March 2018. Mr. Zagzebski also oversees AES’ Southland Energy operations in California and serves as a director or officer of other AES affiliates and Chairman of the Board of AES U.S. Investments, DPL and DP&L. Mr. Zagzebski served as President and Chief Executive Officer of IPALCO from April 2011 to March 2018, Interim President and Chief Executive Officer of IPL from July 2015 to June 2016, and as President and Chief Executive Officer of IPL from April 2011 until June 2013 and Chief Executive Officer of IPL from April 2011 to March 2014. Mr. Zagzebski joined IPL as Senior Vice President of Customer Operations in September 2007 and was responsible for the Power Delivery, Customer Services and Enterprise Information

Systems business groups. Mr. Zagzebski also served as a Director of sPower from July 2017 through August 2018, AES SUL, LLC from April 2012 through January 2013 and AES Eletropaulo S.A. from December 2011 through February 2013. Mr. Zagzebski has more than 30 years of industry experience in diverse executive management, business development and financial roles, including Vice President and Chief Operating Officer for Field Operations at Xcel Energy. His background also includes experience in international energy as Executive Director of NRG Energy Asia-Pacific region, from 1997 to September 1999 where he was responsible for the company’s Asia-Pacific investments. Mr. Zagzebski’s broad industry experience and extensive knowledge and understanding of IPL and IPALCO allow him to provide invaluable insight to the Board. Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr. Zagzebski currently Chairs the Marian University Educators College Board of Visitors and serves on the Executive Committee of the Greater Indianapolis Progress Committee. He is also a member of the board of directors for the YMCA of Greater Indianapolis and the board of directors of the Central Indiana Corporate Partnership.
EXECUTIVE OFFICERS
Set forth below is certain information regarding each of our current executive officers as of April 15, 2020. IPALCO was acquired by AES in March 2001 and is currently a majority-owned subsidiary of AES U.S. Investments. IPL is our primary operating subsidiary. AES manages its business through a strategic business unit (“SBU”) platform. AES businesses in the United States, including IPALCO and IPL, their Ohio sister companies, DPL and DP&L, and other power plants in the U.S. outside of AES’ Distributed Energy and sPower businesses are part of the US SBU (the “US SBU”); however, the US SBU is not a legal entity. AES U.S. Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the US SBU, including among other companies, IPALCO and IPL. As a result of this structure, IPALCO and IPL do not directly employ all of the executives responsible for the management of our business.
Once elected, officers hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. There are no family relationships among our Directors and Executive Officers.

Name	Age	Position
Barry J. Bentley	55	Interim President and Chief Executive Officer
		Senior Vice President, U.S. Utilities Operations
Gustavo Garavaglia	34	Chief Financial Officer

Jennifer Killer	44	Vice President, Human Resources

Mark Miller	58	Chief Operating Officer

Vincent Parisi	51	President and Chief Executive Officer, IPL

Judi L. Sobecki	48	General Counsel and Secretary

Mr. Bentley, Mr. Miller and Mr. Parisi also serve on the Board of IPALCO, and their biographies are presented under “-Directors” above.
Gustavo Garavaglia, 34, is Chief Financial Officer of IPALCO and the US SBU and has served as Vice President and Chief Financial Officer of IPL since November 2018. Mr. Garavaglia also serves as Chief Financial Officer of DPL and Vice President and Chief Financial Officer of DP&L and serves as a director or officer of other AES affiliates, including as Vice President and Chief Financial Officer of AES U.S. Investments and as a Director of IPL. Previously, Mr. Garavaglia served as the Director of Financial Planning and Analysis and Development and Transactions for the AES Mexico, Central America, and Caribbean SBU (the “MCAC SBU”) from April 2017 to November 2018. Mr. Garavaglia has held several other positions at AES, including as Senior Manager of Development and Transactions for AES MCAC from March 2015 to March 2017, Investment Analysis and Risk Manager for AES Brazil from November 2013 to February 2015, M&A Associate for AES from May 2013 to November 2013, and Strategic Planning Specialist for AES Brazil from June 2012 to April 2013. Mr. Garavaglia received a Bachelor’s degree in Electrical Engineering from University of Campinas (Unicamp) and a Master’s degree in Business from FGV Brazil, and is a CFA Charterholder.
Jennifer Killer, 44, is Vice President, Human Resources for the US SBU, which includes IPALCO and IPL. Previously, Ms. Killer served as Vice President, Human Resources, Global Functions of AES from January 2014 until June 2016. Since joining AES in 2007, Ms. Killer has held several other positions including Director of Human Resources, Global Functions; Director of Global Compensation and Benefits; and Director of Global Human Resources Operations. Ms. Killer also serves as an officer of other AES affiliates. Prior to joining AES, Ms. Killer worked as a human resources manager for Intelsat General Corporation, and as a human resources manager, compensation and benefits analyst and recruiter for PanAmSat Corporation. Ms. Killer received a B.A. from Boston College and an M.B.A. from Fairfield University.
Judi L. Sobecki, 48, is General Counsel and Secretary of IPALCO and the US SBU and also serves as Vice President, General Counsel and Secretary of IPL. Ms. Sobecki oversees all legal and regulatory matters for AES’ two electric utilities (IPL and DP&L) and other generation assets located in the United States. Ms. Sobecki also serves as General Counsel and Secretary of DPL and Vice President, General Counsel and Secretary of DP&L, leads the regulatory affairs teams at IPL and DP&L and serves as an officer of other AES affiliates, including as Vice President, General Counsel and Secretary of AES U.S. Investments. Previously, Ms. Sobecki served as Assistant General Counsel, Regulatory for the US SBU from July 2013 to February 2015. In that role, she supported all of AES’ U.S. businesses in connection with state public utility commission regulatory matters. Ms. Sobecki joined DP&L in 2007 as Senior Counsel, leading the legal regulatory efforts for DP&L. Prior to joining DP&L, Ms. Sobecki spent over 10 years in a private law practice as a civil trial lawyer, with many of those years representing DP&L in a variety of matters. Ms. Sobecki received a B.S. from Kent State University and a J.D. from Case Western Reserve University.
CORPORATE GOVERNANCE
Code of Ethics
The AES Code of Conduct (“Code of Conduct”), adopted by the AES Board of Directors, is intended to govern, as a requirement of employment, the actions of AES employees, including employees of its subsidiaries and affiliates, including the CEO, CFO and Controller of IPL and IPALCO. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries (including IPL and IPALCO) related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies on corruption, bribery, money laundering and associations with terrorist groups. The Code of Conduct is located in its entirety on the AES website (www.aes.com). Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204. If any amendments (other than technical, administrative or other non-substantive amendments) to, or waivers from, the Code of Conduct are made, in each case relating to the CEO, CFO and Controller of IPL and IPALCO, AES will disclose such amendments or waivers on its website (www.aes.com). Except for such Code of Conduct, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the 2019 Form 10-K.
Corporate Governance
The Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing similar functions. The functions of those committees are undertaken by the Board. The Board may designate from among its members an executive committee and one or more other committees in the future.
IPALCO’s securities are not quoted on an exchange that has requirements that a majority of the Board be independent, and IPALCO is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of the Board include “independent” directors, nor is IPALCO required to establish or maintain an Audit Committee (including an Audit Committee Financial Expert) or other committee.

Nomination of Directors
As of April 15, 2020, IPALCO had not effected any material changes to the procedures by which shareholders may recommend nominees to the Board. IPALCO’s Third Amended and Restated Articles of Incorporation and Amended and Restated By-Laws do not provide formal procedures for shareholders to recommend nominees to the Board. Except as described below, the Board has determined that it is in the best position to evaluate IPALCO’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.
AES U.S. Investments, IPALCO and CDPQ are parties to a Shareholders’ Agreement dated February 11, 2015 (the “Shareholders’ Agreement”). The Shareholders’ Agreement provides AES U.S. Investments the right to nominate nine directors of the IPALCO Board and CDPQ the right to nominate two directors of the IPALCO Board. CDPQ most recently exercised its right in connection with the nomination of Mr. Lesage to the Board in April 2019 and Mr. Mansour in April 2020, and AES U.S. Investments exercised its right in connection with the nomination of the other directors of the Board in April 2019. See “Shareholders’ Agreement” in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The purpose of this compensation discussion and analysis (this “CD&A”) is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2019. The compensation paid to our NEOs in 2019 is set forth in the Summary Compensation Table (2019, 2018, and 2017) (the “Summary Compensation Table”) below. Our NEOs for 2019 were:

•	Barry J. Bentley, Interim President and Chief Executive Officer (since February 2019) and Senior Vice President, U.S. Utilities Operations;*

•	Gustavo Garavaglia, Chief Financial Officer;

•	Jennifer Killer, Vice President, Human Resources;

•	Mark E. Miller, Chief Operating Officer; and

•	Judi L. Sobecki, General Counsel and Secretary.

*During January 2019, we did not have an individual serving as our President and Chief Executive Officer.
In this CD&A, explanations of how non-GAAP measures are calculated from the audited financial statements are either included under the heading “Non-GAAP Measures” or in the description of the applicable program in this Amendment.
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

AES manages its business through a strategic business unit platform. AES’ businesses in the United States, including IPALCO and IPL, are part of the US SBU; however, the US SBU is not a legal entity. AES also has an indirectly wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU, including, among other companies, IPALCO and IPL. As a result of this structure, IPALCO and IPL do not directly employ all of the executives responsible for the management of our business. In 2019, our NEOs were all executive officers of one or more of IPALCO, IPL and the Service Company.
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

In order to meet these objectives, our total compensation structure includes a mix of short-term compensation, in the form of base salaries and annual cash bonuses, and long-term compensation, in the form of AES equity-based and cash-based performance awards. As part of their total compensation packages, Ms. Sobecki participates in the retirement program of DP&L, The Dayton Power and Light Company Retirement Income Plan (the “DP&L Retirement Income Plan”), and Mr. Bentley participates in the retirement program of IPL, the Employee’s Retirement Plan of Indianapolis Power & Light Co. (the “IPL Retirement Plan”), as more fully described herein.
Our Compensation Process
The Chief Operating Officer of AES (the “AES COO”) and the Chief Human Resources Officer of AES (the “AES CHRO”, and together with the AES COO, the “Executive Compensation Review Team”) have the responsibility of reviewing and administering compensation for the officers of the Service Company, IPALCO, and IPL, including our NEOs. The Executive Compensation Review Team, with assistance from the US SBU human resources team, determines the appropriate pay grade for our NEOs at the date of hire based upon each individual’s position, responsibilities, skills and experience, and reassesses each NEO’s position within the applicable pay grade at the end of each year.

The pay grades comprising our compensation framework are established by the AES human resources team and include specific base salary ranges and short-term bonus and long-term compensation targets for each pay grade. The AES human resources team uses survey data from Willis Towers Watson and other sources with regard to looking at the overall pay structure at a high level. The structure is compared annually to market data from various sources, including Willis Towers Watson’s survey data, to assess the external competitiveness of the base salary ranges and incentive targets for the pay grades. During our performance review cycle, the Executive Compensation Review Team measures the specific amount and resulting incentive compensation for our NEOs based on (i) the operational and financial performance of the US SBU and AES, and (ii) the NEO’s target opportunity for his or her applicable pay grade.
Awards of short-term compensation are made in the form of annual cash bonuses to our NEOs under the AES Performance Incentive Plan (the “PI Plan”) and are determined by the Executive Compensation Review Team in the first quarter of the year following the review period as described below. Awards of long-term compensation are made to our NEOs under the AES 2003 Long Term Compensation Plan, as amended and restated (the “LTC Plan”) and are determined by the Board of Directors of AES based upon the recommendations of the Executive Compensation Review Team in the last quarter of each year as described below.
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

The pay grades comprising our compensation framework provide allocations of cash versus equity compensation and short- and long-term compensation. The Executive Compensation Review Team sets each individual element of total compensation within the parameters of the pay grade applicable to each particular NEO, as set forth below.
2019 Compensation Determinations
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
2019 Performance Incentive Plan Payouts
In addition to base salaries, in 2019 we provided performance-based, annual cash bonuses under the PI Plan. Each pay grade has a corresponding PI Plan target opportunity, which is assessed annually. Each NEO's opportunity corresponds to the opportunity applicable to his or her pay grade. These awards are paid based on the achievement of AES and US SBU measures in three performance categories: safety, financial, and strategic and operational objectives (as described in the tables below), which were established in early 2019. The PI Plan is structured in a manner that provides our NEOs with a direct incentive to achieve such objectives, with 25% based on the achievement of the AES goals and 75% based on the achievement of the US SBU goals.
In 2019, payments under the PI Plan were determined based on the AES and US SBU 2019 performance measures as described in the tables below (the AES performance measures were approved by the AES Compensation Committee of its Board of Directors) (the “AES Compensation Committee”). Performance measures were based upon the Executive Compensation Review Team’s and US SBU leadership’s business goals for the US SBU, including IPALCO and IPL, for 2019. The Executive Compensation Review Team approved performance measures and objectives across all three categories that it considered to be challenging, but achievable, with US SBU leadership and CDPQ providing input with regard to objectives applicable to IPALCO and IPL. Targets for the 2019 financial measures for AES and the US SBU were based on 2019 budget. Individual awards are paid out at 0-200% of the target applicable to each pay grade depending on scores achieved relative to the performance measures.
AES 2019 Actual Results: The AES Compensation Committee determined to pay the 2019 corporate performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES performance score for 2019 was determined to be 104%, as follows:

Strategic Goal & Weight		Measure	2019 Target	2019 Actuals	Payout Factor
Safety	5%	Serious Safety Incidents	No Incidents	2 incidents	0%
	5%	Proactive Safety Metrics	Achieve Targets	Exceeded Targets	120%
Financials	60%	Adjusted EPS - 30%[2]	$1.34	$1.36	115%
		Parent Free Cash Flow - 20%[2]	$725M	$726M	101%
		Investment Grade - 10% (Parent FCF to Debt Ratio)	20%	21.1%	106%
Green Growth	30%	Growth - 7.50%	2,500 MW	2,798 MW	112%
Customer Centricity		Fluence MW Additions - 3.75% Green Blend & Extend - 3.75%	600 MW NPV of $200M	900 MW NPV of $215M	150% 108%
New Business Models		New LNG Margin - 2.50% Partnership Initiative - 2.50% Launch New Business - 2.50%	$25M Achieve Threshold 1 New Business	$44.8M In Progress Uplight	179% 0% 100%
Leading Technology		Digital & Synergies - 7.50%	$50M in run rate savings	$50M	100%
AES Corporate Performance Score - 104%1

1The AES Corporate Performance score is rounded to the nearest whole number.

2Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: a 50% score corresponds to actual results at 90% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal.

US SBU 2019 Performance: The US SBU performance for 2019 was assessed based on a number of factors, which are described in the following chart. Taking these factors together as a whole, the US SBU performance for 2019 was determined to be 112%, as follows:

Strategic Goal & Weight		Measure	2019 Target	2019 Actuals	Payout Factor
Safety	5%	Serious Safety Incidents	No Incidents	No incidents	100%
	5%	Proactive Safety Metrics	Achieve Targets	Exceeded Targets	121%
Financials[2]	45%	Adjusted Pre-Tax Contribution - 22.5%	$319.2M	$382.3M	149%
		Subsidiary Distributions -22.5%	$320.9M	$350.8M	123%
Green Growth	45%	US SBU Asset Sales - 5% Southland Commercial Strategy - 5%	Based on Sales Amounts Based on Value Creation Amounts	Above Target Not fully achieved	111% 50%
Customer Centricity		IPL Investment Plans and Filing-10% DPL Plan - 10%	Approved and Filed Execute on Plan	Achieved Not fully achieved	100% 58%
Operation and Construction		Operational KPIs - 5%[3] Construction KPIs - 5% Operations Center - 5%	100% On Time/on Budget Operational by 12/31/19	106.7% 112.9% Achieved	107% 113% 100%

US SBU Performance Score - 112%1

1The US SBU Performance score is rounded to the nearest whole number.

2Assuming the threshold financial requirement for each measure is met, the score ranges from 0% to 200%: 50% score corresponds to actual results at 85% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal

3KPIs and weights for generation businesses are as follows: Commercial Availability 41.1%, Equivalent Forced Outage Factor 29.1%, Equivalent Availability Factor 16.3%, and Heat Rate 13.5%. KPIs and weights for distribution businesses are as follows: System Average Interruption Duration Index 50.0%, System Average Interruption Frequency Index 30.0%, Customer Satisfaction Index 10.0%, and Days Sales Outstanding 10.0%.

As described above, our NEOs receive bonus amounts based on a bonus payout factor formula that considers both AES corporate performance (25%) and US SBU performance as a whole (75%), the latter of which includes IPALCO and IPL. The Executive Compensation Review Team approved the annual incentive payout as a percent of the target for each of the NEOs below based on the AES Corporate Performance Score and US SBU Performance Score.
The following table sets forth the amounts of the annual incentive cash awards under the PI Plan earned by our NEOs in 2019, which were paid in early 2020.

			Actual 2019 Annual Incentive Cash Award
NEO	2019 Target Annual Incentive ($)	2019 Target Annual Incentive (% of base salary)	Dollar Value ($)	% of Target Annual Incentive
Barry J. Bentley	$146,205	50%	$160,825	110%
Gustavo Garavaglia	$119,250	45%	$131,175	110%
Jennifer Killer	$184,730	65%	$203,203	110%
Mark E. Miller	$136,060	50%	$149,666	110%
Judi L. Sobecki	$135,000	50%	$148,500	110%

2019 Special Annual Bonuses
In connection with the performance of the US SBU and the individual contributions of each NEO in 2019, the Executive Compensation Review Team determined it was appropriate to grant each of the NEOs additional bonus amounts as set forth in the table below. These additional bonuses were paid to the NEOs in the first quarter of 2020.

NEO	2019 Special Bonus Amount ($)
Barry J. Bentley	$11,112
Gustavo Garavaglia	$15,741
Jennifer Killer	$16,108
Mark E. Miller	$25,579
Judi L. Sobecki	$25,380

Long Term Compensation Elements
AES grants a mix of cash- and equity-based awards under the LTC Plan. These awards help the Company to attract and retain key individuals who are critical to the success of our business and align the interests of our NEOs with those of AES’ stockholders over the long term. Grants to our NEOs under the LTC Plan, whether in cash or stock, vest over a three-year period and are determined based on a percentage of the individual’s base salary. In 2019, our NEOs received awards as follows: 50% in cash in the form of Performance Units (“PUs”) and 50% in stock in the form of Restricted Stock Units (“RSUs”). No stock options, performance stock units or performance cash units were granted to our NEOs in 2019.
Performance Units (PUs)
PUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PUs granted in 2019 are eligible to vest subject to AES’ three-year cumulative Proportional Free Cash Flow. Proportional Free Cash Flow is a measure of long-term cash generation driven by increasing revenue, reducing costs, improving productivity and efficiently utilizing capital. A description of how Proportional Free Cash Flow is calculated from AES’ audited financial statements is described in “Non-GAAP Measures” below.
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
The following table illustrates the vesting percentage at each Proportional Free Cash Flow level for targets set for the 2019-2021 performance period:

Performance Level	Vesting Percentage
75% of Performance Target or below	0%
Equal to 87.5% of Performance Target	50%
Equal to 100% of Performance Target	100%
Equal to or greater than 125% of Performance Target	200%

Between the Proportional Free Cash Flow levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PUs is also generally subject to the continued employment of the NEO. The AES Compensation Committee approved a Proportional Free Cash Flow performance target for the 2019 PUs that is believed by the AES Compensation Committee to be challenging, but achievable.

Restricted Stock Units (RSUs)
RSUs represent the right to receive a single share of AES Common Stock subject to service-based vesting conditions. AES grants RSUs to assist in retaining executives and also to increase their ownership of AES Common Stock, which further aligns executives’ interests with those of AES stockholders. RSUs vest based on continued service with AES in three equal installments, beginning on the first anniversary of the grant date. Each NEO received 50% of his or her 2019 long-term compensation in the form of RSUs. Further details on 2019 RSU grants can be found in the Grants of Plan-Based Awards (2019) Table in this Amendment.
2019 Long Term Compensation Grants
As in previous years, the allocation of long-term compensation components granted in 2019 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of AES, as our parent company, and rewarding individual performance.
The following table sets forth the aggregate target grant value for grants under the LTC Plan made to our NEOs in 2019 (RSUs and PUs).

	February 2019 Long-Term Compensation Aggregate Target Grant Value
Name	As % of Base Salary*	Dollar Amount
Barry J. Bentley	50%	$142,500
Gustavo Garavaglia	93%	$165,625
Jennifer Killer	92%	$257,600
Mark E. Miller	50%	$132,613
Judi L. Sobecki	63%	$150,000
*Targets are based on Base Salary as of December 31, 2018.

As discussed under “Our Compensation Process” above, the long-term compensation target grant values are generally guided by each NEOs applicable AES pay grade (and in the case of the RSUs are rounded down to the nearest whole share at the time of grant). Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table and the Grants of Plan-Based Awards (2019) Table in this Amendment.
Prior Year PUs Vesting in 2019
All of our current NEOs received a grant of PUs in February 2017 for the January 1, 2017 through December 31, 2019 performance period (the “2017-2019 PUs”). For the 2017-2019 PUs, performance was based on AES’ Proportional Free Cash Flow performance during the 2017-2019 period.
The 2017-2019 PUs paid out at 104.2% of target based on AES’ actual Proportional Free Cash Flow results of $3,960M, which was 101.05% of the target Proportional Free Cash Flow and is based on the same performance scale as the 2019 PUs. The performance payout level is derived using straight-line interpolation: for every one percentage point performance is above the target goal, the payout is increased by approximately four percentage points. The total payout for this award for the NEOs, is shown in the following table:

NEO	Target Number of Performance Units	% of Target Value Based on Proportional Free Cash Flow	Final Vested Value
Barry J. Bentley	73,183	104.2%	$76,257
Gustavo Garavaglia	7,350	104.2%	$7,659
Jennifer Killer	63,019	104.2%	$65,666
Mark E. Miller	77,250	104.2%	$80,495
Judi L. Sobecki	62,599	104.2%	$65,228

Further details regarding the 2017-2019 PU payouts can be found in the Summary Compensation Table in this Amendment.
Other Relevant Compensation Elements and Policies
Perquisites
We generally do not provide any perquisites to our NEOs, with the exception of relocation expenses under certain circumstances.
Retirement and Other Broad-Based Employee Benefits
Our NEOs, as well as our other employees, are eligible for the following benefits: participation in a defined contribution (401(k)) plan, group health insurance (including medical, dental, and vision), long- and short-term disability insurance, basic life insurance and paid time off. Ms. Sobecki participates in the DP&L Retirement Income Plan and Mr. Bentley participates in the IPL Retirement Plan. Our NEOs are eligible to participate in the AES Restoration Supplemental Retirement Plan (the “RSRP”), a nonqualified deferred compensation plan, which is intended to restore benefits that are limited under our broad-based retirement plans due to statutory limits imposed by the United States Internal Revenue Code (the “Code”). The RSRP’s objectives are consistent with our philosophy to provide competitive levels of retirement benefits and retain talented executives. The RSRP does not contain any enhanced or special formulas for our NEOs. Contributions to the RSRP made in 2019 are included in the All Other Compensation column of the Summary Compensation Table in this Amendment. Additional information regarding the RSRP is contained in the “Narrative Disclosure Relating to the Non-Qualified Deferred Compensation Table” in this Amendment.
Severance and Change in Control Arrangements
AES maintains certain severance and change in control arrangements, including The AES Corporation Amended and Restated Severance Plan (the “Severance Plan”) and change in control provisions in the long-term compensation award agreements. Upon a change in control of AES, unvested long-term compensation awards held by our NEOs would only fully vest and become payable immediately should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control. Any PUs would vest based on attainment of target levels of performance. In addition, all NEOs are entitled to payments and benefits under the Severance Plan, in the event of qualifying terminations of employment, both related and unrelated to a change in control, as provided in the Benefits Schedule included therein. Finally, upon a termination of service or in the event of a change in control, participants’ account balances in the RSRP (described in the Nonqualified Deferred Compensation (2019) Table below) would be paid out, either as a lump-sum payment or according to the participant’s election. Please see “Potential Payments Upon Termination or Change in Control (2019)” below for a more detailed summary of these payments and benefits.
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

In each such instance, the AES Compensation Committee has the discretion to determine whether it will seek recovery from the individual executive and has discretion to determine the amount. The policy applies to annual incentive payments made in or after 2013 under the PI Plan and PU awards granted in or after 2012.

Employment Agreements and Other Arrangements
Our NEOs do not have any employment agreements or other arrangements, except as disclosed herein or in “Potential Payments Upon Termination or Change in Control (2019).”
Non-GAAP Measures
In this CD&A, we reference certain non-GAAP measures, including Adjusted Earnings Per Share (Adjusted EPS), Adjusted Pretax Contribution (Adjusted PTC), Subsidiary Distributions, Proportional Free Cash Flow, Parent Free Cash Flow and Parent Free Cash Flow to Debt Ratio, which are publicly disclosed in AES’ periodic filings with the SEC or in other materials posted on the AES website. These measures are described below.
Adjusted Earnings Per Share (Adjusted EPS). The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. AES defines Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sale-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation; and (g) tax benefit or expense related to the enactment effects of 2017 U.S. tax law reform and related regulations and any subsequent period adjustments related to enactment effects.
Adjusted Pretax Contribution (Adjusted PTC). The GAAP measure most comparable to Adjusted PTC is income from continuing operations attributable to AES. AES uses Adjusted PTC as its primary segment performance measure. AES defines Adjusted PTC as pretax income from continuing operations attributable to AES excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sale-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis, adjusted for the same gains or losses excluded from consolidated entities.
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
Parent Free Cash Flow. Parent Free Cash Flow is Subsidiary Distributions less cash used for interest costs, development, general and administrative activities and tax payments by AES. Subsidiary Distributions should not be construed as an alternative to Net Cash Provided by Operating Activities which is determined in accordance with GAAP. Subsidiary Distributions are important to AES because AES is a holding company that does not derive any significant direct revenues from its own activities but instead relies on its subsidiaries’ business activities and the resultant distributions to fund the debt service, investment and other cash needs of AES. The reconciliation of the difference between the Subsidiary Distributions and the Net Cash Provided by Operating Activities consists of cash generated from operating activities that is retained at the subsidiaries for a variety of reasons which are both discretionary and non-discretionary in nature. These factors include, but are not limited to, retention of cash to fund capital expenditures at the subsidiary, cash retention associated with non-recourse debt covenant restrictions and related debt service requirements at the subsidiaries, retention of cash related to sufficiency of local GAAP statutory retained earnings at the subsidiaries, retention of cash for working capital needs at the subsidiaries, and other similar timing differences between when the cash is generated at the subsidiaries and when it reaches the parent company and related holding companies.
Parent Free Cash Flow to Debt Ratio. Parent Free Cash Flow to Debt Ratio is defined using the aforementioned Parent Free Cash Flow definition, and Debt is defined as permanent parent debt held by AES.
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

REPORT OF THE BOARD OF DIRECTORS
The Board has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended that it be included in this Amendment and in our Annual Report on Form 10-K for the year ended December 31, 2019.
The Board of Directors of IPALCO Enterprises, Inc.

Sanjeev Addala	Marc Michael
Barry J. Bentley	Mark E. Miller
Paul L. Freedman	Vincent Parisi
Lisa Krueger	Gustavo Pimenta
Frédéric Lesage	Kenneth J. Zagzebski
Fady Mansour

SUMMARY COMPENSATION TABLE (2019, 2018 and 2017) (1)

Name and Principal Position (a)	Year (b)	Salary ($) (c)(2)	Bonus ($) (d)	Stock Awards ($) (e)(3)	Non-Equity Incentive Plan Compensation ($) (g)(4)	Change In Pension Value ($) (h)(5)	All Other Compensation ($) (i)(6)	Total ($) (j)
Barry J. Bentley Interim Pres. and CEO Senior VP, U.S. Utilities	2019	$292,410	$11,112	$71,242	$237,082	$322,280	$11,200	$945,326
	2018	$285,001	$—	$71,248	$261,434	$—	$11,000	$628,683

Gustavo Garavaglia CFO	2019	$263,713	$15,741	$82,812	$138,834	$—	$22,932	$524,032
	2018	$178,100	$—	$—	$99,302	$—	$17,810	$295,212

Jennifer Killer VP of HR	2019	$284,200	$16,108	$128,793	$268,869	$—	$36,572	$734,542
	2018	$246,555	$—	$55,670	$304,717	$—	$18,807	$625,749
	2017	$220,565	$—	$63,014	$174,512	$—	$25,127	$483,218

Mark E. Miller COO	2019	$272,120	$25,579	$66,298	$230,161	$—	$37,497	$631,655
	2018	$265,225	$—	$66,307	$265,223	$—	$37,677	$634,432
	2017	$265,225	$—	$77,247	$174,838	$—	$37,162	$554,472

Judi L. Sobecki Secretary and General Counsel	2019	$270,001	$25,380	$74,993	$213,728	$162,682	$9,800	$756,584
	2018	$240,000	$—	$60,003	$239,102	$10,929	$9,625	$559,659
	2017	$240,000	$—	$62,597	$164,083	$—	$9,275	$475,955

(1)	The compensation disclosed in this table represents the full amount of compensation paid to each NEO and is not limited to the portion of each NEOs compensation allocated to and paid by IPALCO.

(2)
The base salary earned by each NEO during fiscal years 2019, 2018 or 2017, as applicable. Compensation information for an NEO is given for the earliest of the last three completed years that the officer was a NEO of the Company and all subsequent completed years.

(3)
Aggregate grant date fair value of RSUs granted to each NEO in the year, which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation” (“FASB ASC Topic 718”), disregarding any estimate of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnotes to financial statements (footnote 19), or Management’s Discussion & Analysis, as appropriate, contained in the 2019 10-K, which also includes information for 2017 and 2016.

(4)
The value of all non-equity incentive plan awards earned during the 2019 fiscal year and paid in 2020, which includes awards earned under the PI Plan (our annual incentive plan) and awards earned for the three-year performance period ended December 31, 2019 for our cash-based 2017-2019 PUs granted under the LTC Plan. The following chart shows the breakdown of awards under these two plans for each NEO.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non- Equity Incentive Plan Compensation
Barry J. Bentley	2019	$160,825	$76,257	$237,082

Gustavo Garavaglia	2019	$131,175	$7,659	$138,834

Jennifer Killer	2019	$203,203	$65,666	$268,869

Mark E. Miller	2019	$149,666	$80,495	$230,161

Judi L. Sobecki	2019	$148,500	$65,228	$213,728

(5)
Ms. Sobecki participates in the DP&L Retirement Income Plan and Mr. Bentley participates in the IPL Retirement Plan. The pension plan change in value for Ms. Sobecki and Mr. Bentley is provided for the years indicated. Details of this pension plans (and related assumptions) are set forth in the Pension Benefits Table (2019). Mr. Garavaglia, Ms. Killer and Mr. Miller do not participate in an employer sponsored pension plan.

(6)
All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans. The following chart shows the breakdown of contributions under these plans for each NEO.

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other	Total Other Compensation
Barry J. Bentley	2019	$11,200	$—	$—	$11,200

Gustavo Garavaglia	2019	$22,932	$—	$—	$22,932

Jennifer Killer	2019	$25,200	$11,372	$—	$36,572

Mark E. Miller	2019	$25,200	$12,297	$—	$37,497

Judi L. Sobecki	2019	$9,800	$—	$—	$9,800

GRANTS OF PLAN-BASED AWARDS (2019)
The following table provides information about the plan based cash and equity awards granted to our NEOs in 2019.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units(#)(3) (i)	Grant Date Fair Value of Stock and Option Awards ($)(4) (j)
Name (a)	Grant Date (b)	Units	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)		Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Barry J. Bentley	—		$—	$146,205	$292,410	(1)
	—	71,250	$35,625	$71,250	$142,500	(2)
	22-Feb-19									4,064	$71,242
Gustavo Garavaglia	—		$—	119,250	238,500	(1)
	—	82,813	$41,407	82,813	165,626	(2)
	22-Feb-19									4,724	$82,812
Jennifer Killer	—		$—	$184,730	$369,460	(1)
	—	128,800	$64,400	$128,800	$257,600	(2)
	22-Feb-19									7,347	$128,793
Mark E. Miller	—		$—	$136,060	$272,120	(1)
	—	66,306	$33,153	$66,306	$132,612	(2)
	22-Feb-19									3,782	$66,298
Judi L. Sobecki	—		$—	$135,000	$270,000	(1)
	—	75,000	$37,500	$75,000	$150,000	(2)
	22-Feb-19									4,278	$74,993

(1)
Each NEO received an opportunity to earn a performance-based, annual cash bonus under the PI Plan (our annual cash incentive plan) in 2019. The first row of data for each NEO shows the threshold, target and maximum award values under the PI Plan. For the PI Plan, the threshold award is 0% of the target award, and the maximum award is 200% of the target award. The extent to which awards are payable depends upon AES’ performance against goals established in the first quarter of the fiscal year. This award was paid in the first quarter of 2020 to all NEOs and the actual payout amounts are shown in footnote 4 to the Summary Compensation Table.

(2)
Each NEO received a grant of PUs on February 22, 2019, which were awarded under the LTC Plan and are paid in cash. These units vest based on (i) the performance condition of Proportional Free Cash Flow for the three-year period ending December 31, 2021 (as more fully described in the CD&A) and (ii) a service-based condition. The second row of data for each NEO shows the threshold, target and maximum award value of the PUs. At threshold performance, the vesting percentage is 50%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target levels and between the target and maximum levels.

(3)
Each NEO received a grant of RSUs on February 22, 2019 awarded under the LTC Plan. These units vest on a service-based condition in three equal installments in which one-third of the RSUs vest on each of the first three anniversaries of the grant date.

(4)
Aggregate grant date fair values of RSUs granted in the year which are computed in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in AES’ financial statements, footnotes to the financial statements (footnote 19), or Management’s Discussion & Analysis, as appropriate, contained in 2019 Form 10-K.

Descriptions of the compensation elements included in the Summary Compensation Table and Grants of Plan-Based Awards (2019) Table, including the PI Plan and LTC Plan and awards made thereunder, are set forth in the CD&A.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2019)
The following table contains information concerning unvested stock awards with respect to AES stock granted to the NEOs that were outstanding on December 31, 2019. The market value of stock awards is based on the closing price per share of AES Common Stock on December 31, 2019 of $19.90, the last business day of the 2019 fiscal year. The NEOs do not hold any equity in IPALCO.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Barry J. Bentley	—	—			10,637	$211,676	—	$—
Gustavo Garavaglia	—	—			4,930	$98,107	—	—
Jennifer Killer	—	—			12,646	$251,655	—	—
Mark E. Miller	—	—			10,155	$202,085	—	—
Judi L. Sobecki	—	—			9,841	$195,836	—	—

(1)	Included in this column are grants of RSUs that vest in three equal installments on the first three anniversaries of the grant date. These awards include:

An RSU grant made to all NEOs on February 24, 2017 that vests in one final installment on February 24, 2020.

An RSU grant made to all NEOs on February 23, 2018 that vests in two remaining installments on February 23, 2020, and February 23, 2021.

An RSU grant made to all NEOs on February 22, 2019 that vests in three installments on February 22, 2020, February 22, 2021, and February 22, 2022.
OPTION EXERCISES AND STOCK VESTED (2019)
The following table contains information concerning the vesting of RSU awards held by the NEOs during 2019.

	Option Awards		Stock Awards (1)
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Barry J. Bentley	—	—	6,826	$118,779
Gustavo Garavaglia	—	—	453	$7,855
Jennifer Killer	—	—	5,382	$93,698
Mark E. Miller	—	—	6,922	$120,413
Judi L. Sobecki	—	—	5,739	$99,875

(1)	Vesting of stock awards in 2019 consisted of three separate grants, as set forth in the following tables:

Number of Shares Acquired on Vesting (#)

Name	2/19/2016 RSUs (i)	2/24/2017 RSUs (ii)	2/23/2018 RSUs (iii)	Total (#)
Barry J. Bentley	2,517	2,045	2,264	6,826
Gustavo Garavaglia	248	205	—	453
Jennifer Killer	1,852	1,761	1,769	5,382
Mark E. Miller	2,657	2,158	2,107	6,922
Judi L. Sobecki	2,084	1,749	1,906	5,739
Value Realized on Vesting ($)

Name	2/19/2016 RSUs (i)	2/24/2017 RSUs (iii)	2/23/2018 RSUs (iv)	Total
Barry J. Bentley	43,242	35,849	39,688	118,779
Gustavo Garavaglia	4,261	3,594	—	7,855
Jennifer Killer	31,817	30,870	31,011	93,698
Mark E. Miller	45,647	37,830	36,936	120,413
Judi L. Sobecki	35,803	30,660	33,412	99,875

(i) The February 19, 2016 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the third installment occurred on February 19, 2019 at a vesting price of $17.18.

(ii) The February 24, 2017 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the second installment occurred on February 24, 2019 at a vesting price of $17.53.

(iii) The February 23, 2018 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on February 23, 2019 at a vesting price of $17.53.

PENSION BENEFITS (2019)

The following table provides information with respect to the DP&L Retirement Income Plan and the IPL Retirement Plan, which are the only defined benefit pension plans in which any of the NEOs participate. During 2019, no payments or benefits were paid to any of the NEOs under the DP&L Retirement Income Plan or the IPL Retirement Plan.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(2)	Present Value of Accumulated Benefit ($) (d)(3)(4)
Barry J. Bentley	IPL Employer's Retirement Plan	31.7	$1,845,704
Gustavo Garavaglia (1)	—	—	$—
Jennifer Killer (1)	—	—	$—
Mark E. Miller (1)	—	—	$—
Judi L. Sobecki	DP&L Retirement Income Plan	11	$426,190

(1)	Mr. Garavaglia, Ms. Killer and Mr. Miller do not participate in an employer-sponsored pension plan.

(2)	Assumes 1,000 hours earned in plan years 2000-2019.

(3)	Based on the census data as reported by AES for valuation purposes and the following assumptions:

Measurement Date	12/31/2019	12/31/2018	12/31/2017	12/31/2016
Discount Rate - DPL	3.33%	4.35%	3.66%	4.28%
Discount Rate - IPL	3.33%	4.36%	3.67%	N/A
Post-retirement Mortality	MRP 2006 projected generationally with MSS-2018	MRP 2006 projected generationally with MSS-2018	MRP 2006 projected generationally with MSS-2017	MRP 2007 projected generationally with MSS-2016
Pre-retirement Mortality	None	None	None	None
Withdrawal	None	None	None	None
Retirement Age - DPL	62	62	62	62
Retirement Age - IPL	55 (unreduced)	55 (unreduced)	55 (unreduced)	55 (unreduced)
Form of Payment	Single Life Annuity	Single Life Annuity	Single Life Annuity	Single Life Annuity

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Hire
Ms. Sobecki	9/2/1971	8/1/2007
Mr. Bentley	4/26/1965	5/9/1998

Compensation:
Year	Ms. Sobecki	Mr. Bentley	IRS Maximum Compensation

2019	$270,000	$280,000	$280,000
2018	$240,000	$275,000	$275,000
2017	$224,281	$251,261	$270,000
2016	$208,663	$251,261	$265,000
2015	$195,466	$243,942	$265,000

(4)	Accumulated Benefit calculations for Ms. Sobecki include the $187.50 monthly supplemental benefit payable from age 62 to age 65.

Employee Retirement Plans
The DP&L Retirement Income Plan

The DP&L Retirement Income Plan is a qualified defined benefit plan that provides retirement benefits to employees of DP&L and its affiliates who are participating employers who meet the participation requirements, including Ms. Sobecki. DP&L is a sister company to IPALCO and NEOs may receive benefits under DP&L plans if they were previously employed by DP&L. The DP&L Retirement Income Plan covers both union (unit) and nonunion (management) employees. Plan provisions differ by union, management pre-2011 hires (Legacy), and management post-2010 hires. Ms. Sobecki is in the management - pre-2011 hires category. Ms. Sobecki is not currently eligible for early retirement benefits under the DP&L Retirement Income Plan.

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

The IPL Retirement Plan

The IPL Retirement Plan is a qualified defined benefit plan that provides retirement benefits to employees of IPL and its affiliates who are participating employers who meet the participation requirements, including Mr. Bentley. IPL is a subsidiary of IPALCO and NEOs may receive benefits under IPL plans if they were previously employed by IPL. The IPL Retirement Plan covers both union (clerical and physical) and nonunion (non-bargaining) employees. Plan provisions differ by union and nonunion. Mr. Bentley is in the non-bargaining category. As of December 31, 2019, Mr. Bentley was not eligible for early retirement benefits under the IPL Retirement Plan.

Non-Bargaining. Participants must be at least 21 and must have completed one year of service to be eligible. All non-union employees who were hired before July 9, 2001 and who completed 1,000 hours of employment in the 12-month period measured by anniversaries of the date of hire become participants as of the first of the month following completion of one year of service.

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

This benefit formula was frozen as of March 31, 2015 and updated to use the following “A + B” structure for benefits accrued after March 31, 2015, where:

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

NONQUALIFIED DEFERRED COMPENSATION (2019)

The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)(2)	Employer Contributions in Last Fiscal Year ($) (c)(3)	Aggregate Earnings in Last Fiscal Year ($) (d)(4)	Aggregate Withdrawals/Distributions ($) (e)(5)	Aggregate Balance at Last FYE ($) (f)(6)
Barry J. Bentley - RSRP	$—	$—	$—	$—	$—
Gustavo Garavaglia - RSRP	$—	$—	$—	$—	$—
Jennifer Killer - RSRP	$36,739	$11,372	$37,284	$5,920	$224,171
Mark E. Miller - RSRP	$26	$12,297	$3,781	$—	$27,288
Judi L. Sobecki - RSRP	$—	$—	$—	$—	$—

(1)	Because Mr. Bentley and Ms. Sobecki do not participate in the AES 401(k) plan (but rather the IPL and DPL 401(k) plans), they are not eligible to receive an employer match on RSRP contributions.

(2)	Amounts in this column represent elective contributions to the RSRP in 2019.

(3)
Amounts in this column represent employer contributions to the RSRP in 2019. The amount reported in this column, as well as the employer’s additional contributions to the AES, IPL or DPL 401(k) plans, are included in the amounts reported in the 2019 row of the “All Other Compensation” column of the Summary Compensation Table.

(4)	Amounts in this column represent investment earnings under the RSRP.

(5)	Amounts in this column represent distributions from the RSRP.

(6)
Amounts in this column represent the balance of amounts in the RSRP at the end of 2019 and are included in the Summary Compensation Table as described in footnote 3 herein. In the 2017 and 2018 rows of the Summary Compensation Table, the amounts $2,073 and $7,807 were previously reported for Ms. Killer. In the 2018 row of the Summary Compensation Table, the amount $12,297 was previously reported for Mr. Miller.

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table
The AES Corporation Restoration Supplemental Retirement Plan (RSRP) and the AES Corporation International Retirement Plan (IRP)

The Code places statutory limits on the amount that participants, such as our NEOs, can contribute to The AES Corporation Retirement Savings Plan (the “AES 401(k) Plan”). As a result of these regulations, matching contributions to the AES 401(k) Plan accounts of certain of our NEOs who participated in that plan in fiscal year 2019 were limited. To address the fact that participant and company contributions are restricted by the statutory limits imposed by the Code, certain of our NEOs and other highly compensated employees are eligible to participate in the RSRP, which is designed primarily to restore benefits limited under our broad-based retirement plans due to statutory limits imposed by the Code.

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

Under the RSRP individuals have the ability to select from a list of hypothetical investments. The investment options are functionally equivalent to the investments made available to all participants in the AES 401(k) Plan.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2019)

The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment, both related and unrelated to a change in control, or a change in control of AES. The following amounts assume that a termination or change in control of AES occurred on December 31, 2019, and, where applicable, uses the closing price per share of AES Common Stock of $19.90 (as reported on the NYSE on December 31, 2019). None of the applicable NEOs would be entitled to compensation upon a change in control of IPALCO.

For each applicable NEO, the payments and benefits detailed in the table below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated vested benefits for each NEO, including those set forth in the Pension Benefits (2019).

	Termination
Name	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Barry J. Bentley
Cash Severance (1)	$—	$292,410	$292,410	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$354,176	$354,176	$354,176	$—
Benefits Continuation (3)	$—	$16,776	$16,776	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$309,186	$663,362	$354,176	$354,176	$—
Gustavo Garavaglia
Cash Severance (1)	$—	$167,356	$167,356	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$180,920	$180,920	$180,920	$—
Benefits Continuation (3)	$—	$9,886	$9,886	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$177,242	$358,162	$180,920	$180,920	$—
Jennifer Killer
Cash Severance (1)	$—	$284,200	$568,400	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$436,122	$436,122	$436,122	$—
Benefits Continuation (3)	$—	$19,172	$28,758	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$328,372	$1,058,280	$436,122	$436,122	$—
Mark E. Miller
Cash Severance (1)	$—	$272,120	$272,120	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$334,697	$334,697	$334,697	$—
Benefits Continuation (3)	$—	$17,070	$17,070	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$289,190	$623,887	$334,697	$334,697	$—
Judi L. Sobecki
Cash Severance (1)	$—	$192,116	$192,116	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$330,836	$330,836	$330,836	$—
Benefits Continuation (3)	$—	$4,492	$4,492	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$196,608	$527,444	$330,836	$330,836	$—

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

(2)	Accelerated vesting of Long-Term Compensation (“LTC”) includes:

•	The value of outstanding RSUs granted in February 2017, 2018 and 2019; and

•	The value of unvested PUs granted in February 2018 and 2019, at the target payout level.

The following table provides further detail on accelerated vesting of LTC awards by award type.

Name	Bentley	Garavaglia	Killer	Miller	Sobecki
Long-Term Award Type:
Restricted Stock Units	$211,676	$98,107	$251,655	$202,085	$195,836
Performance Units	$142,500	$82,813	$184,467	$132,612	$135,000
Total Accelerated LTC Vesting	$354,176	$180,920	$436,122	$334,697	$330,836

(3)
Upon a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2019, based on the coverage in place at the end of December 2019. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.

(4)	Upon a termination without cause or a qualifying termination following a change in control, Ms. Killer is eligible for outplacement benefits. The estimated value of this benefit is $25,000.

Additional Information Relating to Potential Payments upon Termination of Employment or Change in Control

The following narrative outlining our compensatory arrangements with our NEOs is in addition to other summaries of their terms found in the CD&A of this Amendment.

Potential Payments upon Termination under the AES Corporation Severance Plan

The Severance Plan provides for certain payments and benefits to participants upon the Involuntary Termination or Termination for Good Reason of their employment under certain circumstances, including the execution of a release by the participant pursuant to the terms of the Severance Plan. All of our NEOs were entitled to the benefits provided by the Severance Plan in 2019 and are entitled to the applicable severance payments and benefits set forth on the benefits scheduled included therein.

Certain employees, including the NEOs, are eligible for severance benefits, including salary continuation, applicable benefits and severance payments under the Severance Plan if the employee separates from service due to Involuntary Termination or for Good Reason (each as defined below). Benefits under the Severance Plan require a minimum one year of service eligibility, and are not available under the Severance Plan if the individual’s employment is terminated in connection with certain events as set forth in the Severance Plan, including, but not limited to, (a) an employee’s (i) voluntary resignation (other than for Good Reason), (ii) separation from service for Cause (or for reasons that the employer determines would be inconsistent with the purposes of the Severance Plan), or (iii) declining a new job position located within 50 miles of the employee’s current work site, or (b) due to death or disability, the sale of a business, or in connection with a voluntary transfer of employment.

Upon the termination of employment under the above circumstances, Ms. Killer would be entitled to receive the following:

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

In the event of a qualifying termination under the Severance Plan, Mr. Bentley and Mr. Miller each would be entitled to 12 months prorated annual compensation and continuation of health, dental and vision benefits during this 12-month period, Ms. Sobecki would be entitled to 9-months prorated annual compensation and continuation of health, dental and vision benefits during this 9-month period, and Mr. Garavaglia would be entitled to 8-months prorated annual compensation and continuation of health, dental and vision benefits during this 8-month period.

The obligation to provide these payments and benefits to the NEOs under the Severance Plan would be conditioned upon the execution and delivery of a written release of claims against the Company and AES. At our discretion, the release may also contain such noncompetition, nonsolicitation and nondisclosure provisions as we may consider necessary or appropriate.

Payment of Long-Term Compensation Awards in the Event of Termination or Change in Control as Determined by the Provisions Set Forth in the 2003 Long Term Compensation Plan (for all NEOs)

The vesting of RSUs and PUs and the ability of our NEOs to receive payments under those awards changes in the case of (1) termination of a NEO’s employment or (2) as a result of a change in control. The vesting conditions are defined by the provisions set forth in the 2003 LTC Plan as outlined below:

Restricted Stock Units and Performance Units. All of our NEOs hold outstanding RSUs and PUs. If an NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of an RSU, the RSUs will immediately vest and be delivered. If a NEO separates from service prior to the end of a performance period due to death or disability, all PUs will vest on such termination date and a cash amount equal to $1 for each PU generally will be paid to the NEO on such date or as soon as practicable thereafter.

With RSUs and PUs, voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding units. Involuntary termination allows prorated time-vesting in increments of one-third or two-thirds vesting in the case of PUs. Under a qualified retirement, which requires approval of the AES Compensation Committee, the NEO must either reach i) 60 years of age and 7 years of service with the Company or an affiliate or ii) at least 57 years of age and at least 10 years of service with the Company or an affiliate, and, if the AES Compensation Committee so approves, such awards will be paid on the original schedule and, in the case of performance awards, subject to performance against the applicable goals of the awards. In the case of Mr. Miller, he has reached both the age and years of service criteria to be eligible for qualified retirement.  If he had retired on December 31, 2019, and if the AES Compensation Committee approved a qualified retirement, the aggregate value of his PUs (assuming target performance) and RSUs would have been $411,947.

If a change in control occurs prior to the payment date of an RSU or PU award, outstanding RSUs, and PUs will only become fully vested should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control.

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

Director Compensation

None of our current directors receives any compensation for his or her services on the Board. The compensation for our NEOs who also serve as directors is fully reflected in the Summary Compensation Table and other tables set forth in this Amendment. No director who served on our Board for any part of 2019 that is or was also an employee of IPL, AES, or any of its affiliates, received any additional payment for their services on the Board. Information regarding the compensation received by current and former directors in their capacities as employees of our affiliates is set forth in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment. We did not have any non-employee directors who received compensation for their services on the Board in 2019.

Compensation Committee Interlocks and Insider Participation

The Board of IPALCO does not have a compensation committee. Please see the CD&A in this Amendment for a discussion of the process undertaken in setting executive compensation, including the persons who, during the last completed fiscal year, participated in the NEO compensation process. The Executive Compensation Review Team (consisting of the AES COO and the AES CHRO) is responsible for reviewing and administering compensation for our NEOs. Accordingly, none of our executive officers who are also members of our Board, participate in the deliberations and/or approvals regarding their own compensation.

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

Consistent with SEC rules, we may identify our median employee for purposes of providing pay ratio disclosure once every three years and calculate and disclose total compensation for that employee each year; provided that, during the last completed fiscal year, there has been no change in the employee population or employee compensation arrangements that we reasonably believe would result in a significant change to the prior pay ratio disclosure. We have reviewed the changes in our employee population and employee compensatory arrangements and, based on that review, determined that there has been no change in our employee population or employee compensatory arrangements that would significantly impact the pay ratio disclosure.

For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee’s annual total compensation are calculated consistent with the disclosure requirements of executive compensation under Item 402(c)(2)(x) of Regulation S-K.

For fiscal 2019, the median employee’s annual total compensation was $204,593, and the total annual compensation of our Interim President and CEO (Mr. Bentley) was $945,326. Based on this information, the ratio of the total annual compensation of our CEO to the total annual compensation of our median employee for fiscal 2019 is 4.6:1.

The Company has not made any of the adjustments permissible by the SEC, nor have any material assumptions or estimates been made to identify the median employee or to determine total annual compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following two tables set forth information regarding the beneficial ownership of IPALCO’s Common Stock and AES’ Common Stock as of March 15, 2020 by (a) each current Director of IPALCO and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers of IPALCO as a group and (c) all persons who are known by IPALCO to be the beneficial owner of more than five percent (5%) of the Common Stock of IPALCO. Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of IPALCO and AES Common Stock.
Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc. One Monument Circle, Indianapolis, Indiana 46204.
(a)    Common Stock of IPALCO(1)

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of IPALCO Common Stock Outstanding
AES U.S. Investments, Inc.	89,685,177	82.35%
CDP Infrastructures Fund, G.P.
1000, Place Jean-Paul-Riopelle
Montréal (Québec) H2Z 2B3	19,222,141	17.65%
All Directors and Executive Officers as a Group (14 people)	0	0%

(b)    Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (2)(3)	Percent of Class (2)(3)
Sanjeev Addala	Director	11,383	*
Barry J. Bentley	Director and Executive Officer	8,574	*
Paul L. Freedman	Director	29,977	*
Gustavo Garavaglia	Executive Officer	7,537	*
Jennifer Killer	Executive Officer	28,930	*
Lisa Krueger	Director	12,078	*
Frédéric Lesage	Director	0	*
Fady Mansour	Director	0	*
Marc Michael	Director	15,526	*
Mark E. Miller	Director and Executive Officer	11,312	*
Vincent Parisi	Director and Executive Officer	4,120	*
Gustavo Pimenta	Director	50,938	*
Judi L. Sobecki	Executive Officer	15,407	*
Kenneth J. Zagzebski	Director	114,508	*
All Directors and Executive Officers as a Group (14 people)		310,290	*
*Shares held represent less than 1% of the total number of outstanding shares of AES Common Stock.

(1)
Pursuant to the terms of the Shareholders’ Agreement, AES U.S. Investments and CDPQ have agreed that, during the term of the Shareholders’ Agreement, each of AES U.S. Investments and CDPQ shall vote, or act by written consent with respect to, all shares of IPALCO beneficially owned by them for the election to the Board of the individuals nominated by AES U.S. Investments and CDPQ. For additional information regarding the Shareholders’ Agreement, including the number of directors that may be nominated by AES and CDPQ, please refer to “Shareholders’ Agreement” under “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment.

(2)
The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of March 15, 2020, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes (a) the following shares issuable upon exercise of options outstanding as of March 15, 2020 that are able to be exercised within 60 days of March 15, 2020: Mr. Addala - 0 shares; Mr. Bentley - 0 shares; Mr. Freedman - 0 shares; Mr. Garavaglia - 0 shares; Ms. Killer - 0 shares; Ms. Krueger - 0 shares; Mr. Lesage - 0 shares; Mr. Mansour - 0 shares; Mr. Michael - 0 shares; Mr. Miller - 0 shares; Mr. Parisi - 0 shares; Mr. Pimenta - 0 shares; Ms. Sobecki - 0 shares; Mr. Zagzebski - 65,664 shares; all directors and executive officers as a group - 65,664 shares; (b) the following shares held in The AES Retirement Savings Plan or IPL Thrift Plan: Mr. Addala - 0 shares; Mr. Bentley - 77 shares; Mr. Freedman - 2,515 shares; Mr. Garavaglia - 0 shares; Ms. Killer - 2,005 shares; Ms. Krueger - 0 shares; Mr. Lesage - 0 shares; Mr. Mansour - 0 shares; Mr. Michael - 13 shares; Mr. Miller - 3,404 shares; Mr. Parisi - 0 shares; Mr. Pimenta - 0 shares; Ms. Sobecki - 0 shares; Mr. Zagzebski - 0 shares; all directors and executive officers as a group - 8,014 shares.

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

Equity Securities under Compensation Plans
As described in this Amendment, there are no equity compensation plans under which equity securities of IPALCO are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock. For information regarding AES’ LTC Plan, see the “Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2019)” table in the AES Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Insurance, Employee Benefit Plans and Tax Arrangements with AES
IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly owned subsidiary of AES. IPL is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by a third-party administrator. IPL also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to IPL of coverage under this program with AES Global Insurance Company was approximately $4.3 million, $3.1 million and $3.1 million in 2019, 2018 and 2017, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the Consolidated Statements of Operations accompanying the 2019 10-K. As of December 31, 2019 and 2018, we had prepaid approximately $2.0 million and $1.6 million, respectively, which is recorded in “Prepayments and other current assets” on the Consolidated Balance Sheets accompanying the 2019 10-K.
IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The costs of coverage under this program were approximately $20.2 million, $21.5 million and $24.9 million in 2019, 2018 and 2017, respectively, and are recorded in “Operating expenses - Operation and maintenance” on the Consolidated Statements of Operations accompanying the 2019 10-K. We had no prepaids for coverage under this plan as of December 31, 2019 and 2018, respectively.
AES files federal and state income tax returns, which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $23.7 million and $13.8 million as of December 31, 2019 and 2018, respectively, which is recorded in “Prepayments and other current assets” on the Consolidated Balance Sheets accompanying the 2019 10-K.
Long Term Compensation Plan
During 2019, 2018 and 2017, many of IPL’s non-union employees received benefits under AES’ LTC Plan. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of PUs payable in cash and AES RSUs. RSUs vest ratably over a three-year period. The PUs payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2019, 2018 and 2017 was $0.3 million, $0.5 million and $0.8 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations accompanying the 2019 10-K. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets accompanying the 2019 10-K in accordance with ASC 718 “Compensation - Stock Compensation.”
See also Note 9, “Benefit Plans” to the audited consolidated financial statements of IPL for a description of benefits awarded to IPL employees by AES under the RSP.
Service Company
Effective January 1, 2014, the Service Company began providing certain services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US Operations. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company on behalf of IPALCO were $42.0 million, $44.5 million and $34.4 million during 2019, 2018 and 2017, respectively. Total costs incurred by IPALCO on behalf of the Service Company during 2019, 2018 and 2017 were $9.7 million, $10.1 million and $10.7 million, respectively, which are included as a reduction in charges from the Service Company. IPALCO had a payable balance with the Service Company of $8.4 million and $3.8 million as of December 31, 2019 and December 31, 2018, respectively, which is recorded in “Accounts payable” on the Consolidated Balance Sheets accompanying the 2019 10-K.
Shareholders’ Agreement
AES U.S. Investments, IPALCO and CDPQ, are parties to a Shareholders’ Agreement dated February 11, 2015. The Shareholders’ Agreement established the general framework governing the relationship between CDPQ and AES U.S. Investments and their respective successors and transferees, as shareholders of IPALCO. The Shareholders’ Agreement provides AES U.S. Investments the right to nominate nine directors of the IPALCO Board and CDPQ the right to nominate two directors of the IPALCO Board. If the amount of outstanding IPALCO shares beneficially owned by CDPQ is equal to or less than the lesser of (A) 8.825% and (B) one-half of the Maximum Subscription Percentage (as defined in the Shareholders’ Agreement) but remains greater than the lesser of (x) one-third of 17.65% and (y) one-third of the Maximum Subscription Percentage, then CDPQ shall have the right to nominate one director. Additionally, if at any time the amount of outstanding IPALCO shares beneficially owned by CDPQ decreases to less than or equal to the lesser of (A) one-third of 17.65% and (B) one-third of the Maximum Subscription Percentage, then CDPQ shall cease to have any rights to nominate any directors. The Shareholders’ Agreement contains restrictions on IPALCO making certain major decisions without the prior affirmative vote of a majority of the IPALCO Board. In addition, for so long as CDPQ beneficially owns at least 5% of the total number of IPALCO shares outstanding, CDPQ will have review and consultation rights with respect to certain actions of IPALCO. Certain transfer restrictions and other transfer rights also apply to CDPQ and AES U.S. Investments under the Shareholders’ Agreement, including certain rights of first offer, drag along rights, tag along rights, put rights and rights of first refusal.
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
IPL and IPALCO also utilize a due diligence questionnaire with certain business partners, vendors and suppliers as part of the corporate compliance program to ensure that the highest ethical and legal standards are upheld in all business transactions. The corporate compliance program includes a “know your business partner” program, which requires us to conduct due diligence on prospective business partners prior to entering into certain business agreements with an estimated value in excess of $250,000 or that are otherwise identified as high risk. Our compliance program requires that the due diligence questionnaires for all such business partners be updated prior to execution of any new agreement with IPL or IPALCO if the questionnaire on file is more than two years old.
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
Employees of IPALCO and CDPQ Affiliated Companies
None of our Board members are directly employed by IPALCO. All of our Board members are employees of our two shareholders and/or their affiliated companies, and only receive compensation in their capacities as employees of these affiliated entities. The compensation paid to IPALCO directors that are also NEOs for services performed as employees of our affiliates for 2019 is set forth in “Item 11. Executive Compensation” of this Amendment. None of our Board members are compensated for their service on our Board.
The compensation received by each of our executive officers and directors who are employees of companies affiliated with AES was in excess of $120,000 in 2019 for services performed on behalf of AES or the US SBU, including for services provided to IPALCO and IPL. The components of the compensation paid to all of our executive officers in 2019 was consistent with the compensation elements for our NEOs as disclosed in “Item 11. Executive Compensation” of this Amendment.
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
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of IPALCO’s December 31, 2019 Form 10-K)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of IPALCO’s December 31, 2019 Form 10-K)

31.3
Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4
Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2019 Form 10-K)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2019 Form 10-K)

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

*Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the fiscal year ended December 31, 2019, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
Date:	April 28, 2020	By:	/s/ Barry J. Bentley
			Name:	Barry J. Bentley
			Title:	Interim President and Chief Executive Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to security holders.