Form 10-Q
period 2020-03-31
IPALCO ENTERPRISES, INC.
filed 2020-05-07
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

At May 6, 2020, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2020

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2018 Base Rate Order	The order issued in October 2018 by the IURC authorizing IPL to, among other things, increase its basic rates and charges by $43.9 million annually
2019 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% Senior Secured Notes due May 1, 2030
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
COVID-19	The disease caused by the novel coronavirus that caused a global pandemic in the first quarter of 2020.
CPP	Clean Power Plan
Credit Agreement	$250 million IPL Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of June 19, 2019
CWA	U.S. Clean Water Act
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IRP	Integrated Resource Plan
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide

Term Loan	$65 million IPALCO Term Loan Facility Credit Agreement, dated as of October 31, 2018
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

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

•
catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, including the recent outbreak of the novel coronavirus COVID-19, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences;

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2019 Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in "Part II - Item 1A. Risk Factors", Current Reports on Form 8-K and other documents that we may file from time to time with the SEC. Except as required by the federal securities laws, we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements. Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended
	March 31,
	2020	2019

REVENUES	$357,382	$382,309

OPERATING COSTS AND EXPENSES:
Fuel	68,788	88,799
Power purchased	35,467	32,924
Operation and maintenance	105,590	102,146
Depreciation and amortization	60,708	59,669
Taxes other than income taxes	12,057	13,983
Total operating costs and expenses	282,610	297,521

OPERATING INCOME	74,772	84,788

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	857	911
Interest expense	(30,081)	(30,482)
Other income / (expense), net	207	(3,228)
Total other income / (expense), net	(29,017)	(32,799)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	45,755	51,989

Less: Income tax expense	9,772	10,204
NET INCOME	35,983	41,785

Less: Dividends on preferred stock	803	803
NET INCOME APPLICABLE TO COMMON STOCK	$35,180	$40,982

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
	Three Months Ended
	March 31,
	2020	2019

Net income applicable to common stock	$35,180	$40,982

Derivative activity:
Change in derivative fair value, net of income tax benefit of $12,522 and $1,890, for each respective period	(36,313)	(5,539)
Net change in fair value of derivatives	(36,313)	(5,539)

Other comprehensive loss	(36,313)	(5,539)

Net comprehensive income	$(1,133)	$35,443

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	March 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,351	$48,152
Restricted cash	10,140	400
Accounts receivable, net of allowance for credit losses of $1,049 and $921, respectively	156,435	161,090
Inventories	90,305	83,569
Regulatory assets, current	39,438	37,398
Taxes receivable	15,817	23,670
Prepayments and other current assets	22,753	17,264
Total current assets	380,239	371,543
NON-CURRENT ASSETS:
Property, plant and equipment	6,427,163	6,398,612
Less: Accumulated depreciation	2,453,606	2,414,652
	3,973,557	3,983,960
Construction work in progress	139,945	130,609
Total net property, plant and equipment	4,113,502	4,114,569
OTHER NON-CURRENT ASSETS:
Intangible assets - net	62,659	64,861
Regulatory assets, non-current	350,436	355,614
Other non-current assets	18,517	22,082
Total other non-current assets	431,612	442,557
TOTAL ASSETS	$4,925,353	$4,928,669
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (Note 5)	$89,915	$559,199
Accounts payable	113,294	128,521
Accrued taxes	29,541	22,012
Accrued interest	37,933	35,334
Customer deposits	34,218	34,635
Regulatory liabilities, current	52,361	52,654
Derivative liabilities, current	75,395	26,560
Accrued and other current liabilities	21,133	23,300
Total current liabilities	453,790	882,215
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	2,562,458	2,092,430
Deferred income tax liabilities	265,119	272,861
Taxes payable	4,658	4,658
Regulatory liabilities, non-current	838,131	846,430
Accrued pension and other postretirement benefits	17,618	19,344
Asset retirement obligations	204,750	204,219
Other non-current liabilities	284	252
Total non-current liabilities	3,893,018	3,440,194
Total liabilities	4,346,808	4,322,409
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
Paid in capital	590,833	590,784
Accumulated other comprehensive loss	(56,063)	(19,750)
Accumulated deficit	(16,009)	(24,558)
Total common shareholders' equity	518,761	546,476
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	578,545	606,260
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,925,353	$4,928,669

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,983	$41,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,708	59,669
Amortization of deferred financing costs and debt premium	1,100	1,020
Deferred income taxes and investment tax credit adjustments - net	2,467	17,982
Allowance for equity funds used during construction	(857)	(911)
Change in certain assets and liabilities:
Accounts receivable	4,655	(2,974)
Inventories	(8,265)	1,724
Accounts payable	(7,940)	(14,360)
Accrued and other current liabilities	(2,514)	2,318
Accrued taxes payable/receivable	15,382	(2,141)
Accrued interest	2,599	2,641
Pension and other postretirement benefit expenses	(1,726)	1,361
Short-term and long-term regulatory assets and liabilities	(3,226)	1,572
Prepayments and other current assets	(5,488)	(1,120)
Other - net	4,698	(1,106)
Net cash provided by operating activities	97,576	107,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54,490)	(70,929)
Project development costs	(751)	(574)
Cost of removal and regulatory recoverable ARO payments	(7,962)	(6,315)
Other	—	278
Net cash used in investing activities	(63,203)	(77,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders	(26,631)	(31,590)
Preferred dividends of subsidiary	(803)	(803)
Payments for financed capital expenditures	—	(5,224)
Other	—	(152)
Net cash used in financing activities	(27,434)	(37,769)
Net change in cash, cash equivalents and restricted cash	6,939	(7,849)
Cash, cash equivalents and restricted cash at beginning of period	48,552	33,599
Cash, cash equivalents and restricted cash at end of period	$55,491	$25,750

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$26,438	$26,682
Non-cash investing activities:
Accruals for capital expenditures	$28,184	$45,403

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholders' Equity (Deficit)
and Noncontrolling Interest
For the Three Months Ended March 31, 2020 and 2019
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
2019
Beginning Balance	$597,824	$—	$(24,558)	$573,266	$59,784
Net comprehensive income	—	(5,539)	40,982	35,443	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(31,590)	(31,590)	—
Other	34	—	—	34	—
Balance at March 31, 2019	$597,858	$(5,539)	$(15,166)	$577,153	$59,784

2020
Beginning Balance	$590,784	$(19,750)	$(24,558)	$546,476	$59,784
Net comprehensive income	—	(36,313)	35,180	(1,133)	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(26,631)	(26,631)	—
Other	49	—	—	49	—
Balance at March 31, 2020	$590,833	$(56,063)	$(16,009)	$518,761	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 500,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT plant in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of March 31, 2020, IPL’s net electric generation capacity for winter is 3,705 MW and net summer capacity is 3,560 MW.

Principles of Consolidation

The accompanying Financial Statements include the accounts of IPALCO, IPL and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated. The accompanying Financial Statements are unaudited; however, they have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited Financial Statements have been prepared in accordance with the accounting policies described in IPALCO’s 2019 Form 10-K and should be read in conjunction therewith.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2020	2019
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$45,351	$48,152
Restricted cash	10,140	400
Total cash, cash equivalents and restricted cash	$55,491	$48,552

Accounts Receivable

The following table summarizes our accounts receivable balances at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In Thousands)
Accounts receivable, net
Customer receivables	$88,989	$90,747
Unbilled revenue	59,959	65,822
Amounts due from related parties	4,473	2,717
Other	4,063	2,725
Allowance for credit losses	(1,049)	(921)
Total accounts receivable, net	$156,435	$161,090

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2020 (in Thousands):

	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Ending Allowance Balance at March 31, 2020
Allowance for credit losses	$921	$773	$(645)	$1,049

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions would impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of March 31, 2020. Amounts are written off when reasonable collections efforts have been exhausted.

Inventories

The following table summarizes our inventories balances at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In Thousands)
Inventories
Fuel	$33,028	$26,907
Materials and supplies	57,277	56,662
Total inventories	$90,305	$83,569

Accumulated Other Comprehensive Income / (Loss)

The changes in the components of Accumulated Other Comprehensive Income/(Loss) during the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
Gains and losses on cash flow hedges (Note 4):	2020	2019
Balance at January 1	$(19,750)	$—
Other comprehensive loss	(36,313)	(5,539)
Balance at March 31	$(56,063)	$(5,539)

New Accounting Pronouncements Adopted in 2020

The following table provides a brief description of recent accounting pronouncements that had an impact on the Company’s Financial Statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s Financial Statements.

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the Financial Statements upon adoption
2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, 2020-03, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	See discussion of the ASU below.	January 1, 2020	See impact upon adoption of the standard below.

ASC 326 - Financial Instruments - Credit Losses

On January 1, 2020, the Company adopted ASC 326 Financial Instruments - Credit Losses and its subsequent corresponding updates ("ASC 326"). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss ("CECL") model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking "expected loss" model that generally results in the earlier recognition of an allowance for credit losses. For available-for-sale debt securities with unrealized losses, entities measure credit losses as it was done under previous GAAP, except that unrealized losses due to credit-related factors are now recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement.

The Company applied the modified retrospective method of adoption for ASC 326. Under this transition method, the Company applied the transition provisions starting at the date of adoption. The CECL model primarily impacts the calculation of the Company's expected credit losses on $148.9 million in gross customer trade accounts receivable. The adoption of ASC 326 and the application of CECL on our trade accounts receivable did not have a material impact on our Financial Statements.

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
2020-04, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform. This standard is effective for a limited period of time (March 12, 2020 - December 21, 2022).

		April 1, 2020 - December 31, 2022	The Company is currently evaluating the impact of adopting the standard on the Financial Statements.
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

2. REGULATORY MATTERS

TDSIC Filing

On July 24, 2019, IPL filed a petition with the IURC seeking approval of a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. On March 4, 2020, the IURC issued an order approving the projects in this TDSIC Plan. There will be no revenues and/or cost recovery until approval of the TDSIC rider, which is not expected to occur until later in 2020.

3. FAIR VALUE

The fair value of financial assets and liabilities approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. As these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4, "Fair Value" to IPALCO’s 2019 Form 10-K.

Financial Assets

VEBA Assets

IPL has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Unaudited Condensed Consolidated Balance Sheets and classified as equity securities. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, all changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the periods covered by this report. Any unrealized gains or losses are recorded in "Other income / (expense), net" on our Unaudited Condensed Consolidated Statements of Operations.

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

Financial Liabilities

Interest Rate Hedges

In March 2019, we entered into forward interest rate hedges, which were amended in April 2020. The interest rate hedges have a combined notional amount of $400.0 million. All changes in the market value of the interest rate hedges are recorded in AOCI. See also Note 4, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Recurring Fair Value Measurements

The fair value of assets and liabilities at March 31, 2020 and December 31, 2019 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at March 31, 2020	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$21	$21	$—	$—
Mutual funds	2,776	—	2,776	—
Total VEBA investments	2,797	21	2,776	—
Financial transmission rights	83	—	—	83
Total financial assets measured at fair value	$2,880	$21	$2,776	$83
Financial liabilities:
Interest rate hedges	$75,395	$—	$75,395	$—
Total financial liabilities measured at fair value	$75,395	$—	$75,395	$—

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2019	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$25	$25	$—	$—
Mutual funds	2,854	—	2,854	—
Total VEBA investments	2,879	25	2,854	—
Financial transmission rights	864	—	—	864
Total financial assets measured at fair value	$3,743	$25	$2,854	$864
Financial liabilities:
Interest rate hedges	$26,560	$—	$26,560	$—
Total financial liabilities measured at fair value	$26,560	$—	$26,560	$—

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	March 31, 2020		December 31, 2019
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,523,800	$2,879,494	$2,523,800	$2,876,140
Variable-rate	155,000	155,000	155,000	155,000
Total indebtedness	$2,678,800	$3,034,494	$2,678,800	$3,031,140

The difference between the face value and the carrying value of this indebtedness consists of the following:

•	unamortized deferred financing costs of $20.0 million and $20.7 million at March 31, 2020 and December 31, 2019, respectively; and

•	unamortized discounts of $6.4 million and $6.5 million at March 31, 2020 and December 31, 2019, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

At March 31, 2020, IPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	2,194	—	2,194

(a)	Refers to whether the derivative instruments have been designated as a cash flow hedge.

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

In March 2019, we entered into three forward interest rate swaps to hedge the interest rate risk associated with refinancing the IPALCO 2020 maturities. The three interest rate swaps had a combined notional amount of $400.0 million. In April 2020, we de-designated the swaps as cash flow hedges and froze the OCI at the date of de-designation. The interest rate swaps were then amended and re-designated as cash flow hedges to hedge the interest rate risk associated with refinancing the 2024 IPALCO Notes. The amended interest rate swaps have a combined notional amount of $400.0 million and will be settled when the 2024 IPALCO Notes are refinanced. The AOCI associated with the interest rate swaps through the date of the amendment will be amortized out of AOCI into interest expense over the remaining life of the 2030 IPALCO Notes, while any changes in fair value associated with the amended interest rate swaps will be recognized in AOCI going forward.

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

The following tables provide information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended March 31,
$ in thousands (net of tax)	2020	2019
Beginning accumulated derivative gain / (loss) in AOCL	$(19,750)	$—

Net losses associated with current period hedging transactions	(36,313)	(5,539)
Ending accumulated derivative loss in AOCL	$(56,063)	$(5,539)

Loss expected to be reclassified to earnings in the next twelve months	$(7,356)	$—
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	54	16

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

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of March 31, 2020, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments:

Commodity	Hedging Designation	Balance sheet classification	March 31, 2020	December 31, 2019
Financial transmission rights	Not a Cash Flow Hedge	Prepayments and other current assets	$83	$864
Interest rate hedges	Cash Flow Hedge	Accrued and other current liabilities	$75,395	$26,560

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		March 31,	December 31,
Series	Due	2020	2019
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,114)	(6,156)
Deferred financing costs		(16,481)	(16,629)
Total IPL first mortgage bonds		1,691,205	1,691,015
IPL unsecured debt:
Variable (2)	December 2020	30,000	30,000
Variable (2)	December 2020	60,000	60,000
Deferred financing costs		(85)	(114)
Total IPL unsecured debt		89,915	89,886
Total Long-term Debt – IPL		1,781,120	1,780,901
Long-term Debt – IPALCO:
Term Loan	July 2020	65,000	65,000
3.45% Senior Secured Notes	July 2020	405,000	405,000
3.70% Senior Secured Notes	September 2024	405,000	405,000
Unamortized discount – net		(282)	(313)
Deferred financing costs		(3,465)	(3,959)
Total Long-term Debt – IPALCO		871,253	870,728
Total Consolidated IPALCO Long-term Debt		2,652,373	2,651,629
Less: Current Portion of Long-term Debt		89,915	559,199
Net Consolidated IPALCO Long-term Debt		$2,562,458	$2,092,430

(1)	First mortgage bonds issued to the Indiana Finance Authority to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

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

IPALCO’s Senior Secured Notes and Term Loan

In April 2020, IPALCO completed the sale of the $475 million aggregate principal amount of 4.25% 2030 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2030 IPALCO Notes were issued pursuant to an Indenture dated April 14, 2020, by and between IPALCO and U.S. Bank, National Association, as trustee. The 2030 IPALCO Notes were priced to the public at 99.909% of the principal amount. Net proceeds to IPALCO were approximately $468.6 million after deducting transaction costs and estimated offering expenses. We used the net proceeds from this offering to retire the $65 million Term Loan on April 14, 2020. The remaining net proceeds, together with cash on hand, will be used to redeem the 2020 IPALCO Notes on May 14, 2020, and to pay certain related fees, expenses and make-whole premiums. As a result of this refinancing, the Term Loan and the 2020 IPALCO Notes are presented as long-term debt as of March 31, 2020.

The 2030 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. The lien on the pledged shares is shared equally and ratably with IPALCO’s existing senior secured notes. IPALCO has also agreed to register the 2030 IPALCO Notes under the Securities Act by filing an exchange offer registration statement or, under specified circumstances, a shelf registration statement with the SEC pursuant to a Registration Rights Agreement dated April 14, 2020.

Line of Credit

IPL had no outstanding borrowings on the committed line of credit as of March 31, 2020 or December 31, 2019.

6. INCOME TAXES

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rate was 21.4% for the three months ended March 31, 2020, as compared to 19.6% for the three months ended March 31, 2019. The increase in the effective tax rate versus the comparable period was primarily due to the impact of the reversal of excess deferred income taxes as a percentage of pre-tax income.

7. BENEFIT PLANS

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended
	March 31,
	2020	2019
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,068	$1,853
Interest cost	5,538	6,836
Expected return on plan assets	(9,445)	(7,477)
Amortization of prior service cost	919	956
Amortization of actuarial loss	2,029	2,771
Net periodic benefit cost	$1,109	$4,939

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $6.5 million and $6.4 million at March 31, 2020 and December 31, 2019, respectively, were not material to the Financial Statements in the periods covered by this report.

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

9. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other nonutility business activities aggregated separately. The “All Other” nonutility category primarily includes the Term Loan, 2020 IPALCO Notes and 2024 IPALCO Notes; approximately $6.0 million of cash and cash equivalents as of March 31, 2020 and December 31, 2019, respectively; long-term investments of $2.8 million at March 31, 2020 and December 31, 2019, respectively; long-term liabilities for interest rate hedges of $75.4 million and $26.6 million as of March 31, 2020 and December 31, 2019, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of March 31, 2020 and December 31, 2019. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2020			March 30, 2019
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$357,382	$—	$357,382	$382,309	$—	$382,309
Depreciation and amortization	$60,708	$—	$60,708	$59,669	$—	$59,669
Interest expense	$21,920	$8,161	$30,081	$22,260	$8,222	$30,482
Earnings/(loss) from operations before income tax	$54,967	$(9,212)	$45,755	$60,228	$(8,239)	$51,989
Capital expenditures(1)	$54,490	$—	$54,490	$76,153	$—	$76,153

	As of March 31, 2020			As of December 31, 2019
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$4,913,875	$11,478	$4,925,353	$4,918,408	$10,261	$4,928,669

(1) Capital expenditures includes payments for financed capital expenditures of $0.0 million and $5.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

10. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. Please see Note 13, “Revenue” to IPALCO’s 2019 Form 10-K for further discussion of our retail, wholesale and miscellaneous revenues.

IPL’s revenue from contracts with customers was $351.9 million for the three months ended March 31, 2020 and $376.1 million for the three months ended March 31, 2019, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
Retail Revenues
Retail revenue from contracts with customers	$337,892	$366,502
Other retail revenues (1)	4,896	4,894
Wholesale Revenues	11,308	7,101
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	2,732	2,485
Other miscellaneous revenues (2)	554	1,327
Total Revenues	$357,382	$382,309

(1) Other retail revenue represents alternative revenue programs not accounted for under ASC 606
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers were $147.5 million and $155.0 million as of March 31, 2020 and December 31, 2019, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $1.4 million as of March 31, 2020. During the three months ended March 31, 2020, we recognized revenue of $0.4 million related to this contract liability balance.

11. LEASES

LESSEE

The Company enters into long-term non-cancelable lease arrangements which are classified as either operating or finance leases; however, lease balances were not material to the Financial Statements in the periods covered by this report.

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Unaudited Condensed Consolidated Statements of Operations was $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Condensed Consolidated Balance Sheet were $4.4 million and $0.7 million, respectively, as of March 31, 2020.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of March 31, 2020.

The following table shows the future minimum lease receipts as of March 31, 2020 for the remainder of 2020 through 2024 and thereafter (in thousands):

Operating Leases
2020	$687
2021	886
2022	906
2023	906
2024	786
Thereafter	2,628
Total	$6,799

12. RISKS AND UNCERTAINTIES

COVID-19 Pandemic

The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, and restricting travel. The State of Indiana has implemented, among other things, stay-at-home and other social distancing measures to slow the spread of the virus, which has resulted in decreased energy demand within our service territory. On March 19, 2020, the Governor of Indiana also issued an Executive Order prohibiting electric utilities, including us, from discontinuing electric utility service to customers. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to generate, transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to reduced revenues and potential lower margins resulting from decreased energy demand within our service territory, we also will incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control.

For the quarter ending March 31, 2020, COVID-19 had a limited impact on the financial results and operations of the Company, as the full extent of the economic impact of the pandemic only started to materialize in Indiana in the second half of March 2020. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods. We are also currently exploring regulatory measures to take which we believe could partially mitigate the impact of COVID-19 on our financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q.

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2019 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and uncertainties that may affect our business.

OVERVIEW OF OUR BUSINESS

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is IPL, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our business segments are “utility” and “all other.” For additional information regarding our business, see "Item 1. Business” of our 2019 Form 10-K.

EXECUTIVE SUMMARY

Compared with the same period in the prior year, the results for the three months ended March 31, 2020 reflect lower earnings from operations before income tax of $6.2 million, or 12.0%, primarily due to factors including, but not limited to:

•	a net decrease in the volume of retail kWh sold mostly due to milder weather and, to a lesser extent, lower demand; and

•	an increase in maintenance expenses.

These were partially offset by:

•	lower pension costs.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended
	March 31,
	2020	2019

REVENUES	$357,382	$382,309

OPERATING COSTS AND EXPENSES:
Fuel	68,788	88,799
Power purchased	35,467	32,924
Operation and maintenance	105,590	102,146
Depreciation and amortization	60,708	59,669
Taxes other than income taxes	12,057	13,983
Total operating costs and expenses	282,610	297,521

OPERATING INCOME	74,772	84,788

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	857	911
Interest expense	(30,081)	(30,482)
Other income / (expense), net	207	(3,228)
Total other income / (expense), net	(29,017)	(32,799)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	45,755	51,989

Less: Income tax expense	9,772	10,204
NET INCOME	35,983	41,785

Less: Dividends on preferred stock	803	803
NET INCOME APPLICABLE TO COMMON STOCK	$35,180	$40,982

Comparison of three months ended March 31, 2020 and three months ended March 31, 2019

Revenues

Revenues during the three months ended March 31, 2020 decreased $24.9 million compared to the same period in 2019, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,			Percentage
	2020	2019	Change	Change
Revenues:
Retail revenues	$342,788	$371,396	$(28,608)	(7.7)%
Wholesale revenues	11,308	7,101	4,207	59.2%
Miscellaneous revenues	3,286	3,812	(526)	(13.8)%
Total revenues	$357,382	$382,309	$(24,927)	(6.5)%

Heating degree days:
Actual	2,434	2,849	(415)	(14.6)%
30-year average	2,780	2,773

Retail Revenues

The decrease in retail revenues of $28.6 million was primarily due to the following (in millions):

Volume:
Net decrease in the volume of kWh sold, primarily due to milder weather in our service territory versus the comparable period and, to a lesser extent, lower demand	$(24.3)
Price:
Net decrease in the weighted average price of retail kWh sold, primarily due to lower fuel revenues, partially offset by favorable block rate(1) and other retail rate variances	(5.4)

Other	1.1

Net decrease in retail revenues	$(28.6)

(1)
Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases and vice versa.

Wholesale Revenues

The increase in wholesale revenues of $4.2 million was primarily due to a $5.7 million volume increase primarily due to increased unit availability as a result of the timing of outages versus the comparable period, partially offset by a $1.5 million decrease in the weighted average price per kWh sold. We sold 485.0 million kWh in the wholesale market during the first quarter of 2020 compared to 268.3 million kWh during the first quarter of 2019. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. Effective December 5, 2018, with the implementation of the 2018 Base Rate Order, 100% of annual wholesale margins earned above (or below) a benchmark of $16.3 million are passed back (or charged) to customers through the Off System Sales Margin rider.

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three months ended March 31, 2020 compared to the same period in 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
Operating costs and expenses:
Fuel	$68,788	$88,799	$(20,011)	(22.5)%
Power purchased	35,467	32,924	2,543	7.7%
Operation and maintenance	105,590	102,146	3,444	3.4%
Depreciation and amortization	60,708	59,669	1,039	1.7%
Taxes other than income taxes	12,057	13,983	(1,926)	(13.8)%
Total operating costs and expenses	$282,610	$297,521	$(14,911)	(5.0)%

Fuel

The decrease in fuel costs of $20.0 million was primarily due to (i) a $17.0 million decrease due to the lower price of natural gas consumed versus the comparable period driven by decreased market prices, and (ii) a $5.1 million decrease due to the lower price of coal consumed versus the comparable period, partially offset by (iii) a $1.5 million increase from deferred fuel costs and (iv) a $0.3 million increase in the quantity of fuel consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider. As a result of the 100% sharing that began December 5, 2018, fluctuations in such costs will not have an impact on our earnings from operations before income taxes.

Power Purchased

The increase in purchased power costs of $2.5 million was primarily due to (i) a 45% increase in the volume of power purchased during the period ($12.6 million), partially offset by (ii) a $9.4 million decrease in the market price of purchased power. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The primary driver for the $12.6 million volume increase was the timing and duration of outages during these respective periods. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The increase in Operation and maintenance of $3.4 million was mostly attributed to increased maintenance expenses of $2.9 million primarily due to increased outage costs.

Depreciation and Amortization

The increase in Depreciation and amortization expense of $1.0 million was mostly attributed to higher software amortization costs of $1.3 million due to additional capitalized software.

Taxes Other Than Income Taxes

The decrease in Taxes other than income taxes of $1.9 million was mostly attributed to lower property taxes of $1.6 million primarily as a result of lower assessed values.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three months ended March 31, 2020 compared to the same period in 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$857	$911	$(54)	(5.9)%
Interest expense	(30,081)	(30,482)	401	(1.3)%
Other income / (expense), net	207	(3,228)	3,435	(106.4)%
Total other income/(expense), net	$(29,017)	$(32,799)	$3,782	(11.5)%

Other Income/(Expense), Net

The increase in Other income/(expense), net of $3.4 million was primarily due to a decrease in defined benefit plan costs of $4.0 million due to a higher expected return on plan assets compared to prior year due to higher plan asset balances from 2019 market performance and changes to investment mix.

Income Tax Expense - Net

The following table illustrates our changes in income tax expense during the three months ended March 31, 2020 compared to the same period in 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
Income tax expense	$9,772	$10,204	$(432)	(4.2)%

The decrease in Income tax expense of $0.4 million was primarily due to lower pretax income versus the comparable period; partially offset by a higher effective tax rate. See Note 6, "Income Taxes” to the Financial Statements of this Form 10-Q for further discussion of the effective tax rate.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2020 and beyond, we expect that our financial results will be driven primarily by retail demand, weather and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:

•	regulatory outcomes and impacts;

•	the passage of new legislation, implementation of regulations or other changes in regulation; and

•	timely recovery of capital expenditures.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these adverse factors, or other adverse factors unknown to us, may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2019 Form 10-K and "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 180 countries, including every state in the U.S. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the U.S. declared a national emergency with respect to COVID-19. On March 19, 2020, the Governor of Indiana issued an Executive Order prohibiting electric utilities, including us, from discontinuing electric utility service to customers.

The outbreak of COVID-19 has severely impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures and restricting travel.

In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also will incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. For the quarter ending March 31, 2020, COVID-19 had a limited impact on the financial results and operations of the Company, as the full extent of the economic impact of the pandemic only started to materialize in Indiana in the second half of March. We expect further impacts in the second quarter of 2020, and any such impacts during the second quarter or in other future periods could have material and adverse effects on our results of operations, financial condition and cash flows. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see "Part II, Item 1A - Risk Factors" of this Form 10-Q.

Business Continuity - As the COVID-19 pandemic progresses, we are taking a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue to respond to this global crisis through comprehensive measures to protect our employees and others while fulfilling our vital role in providing our customers with electric energy. While there are stay-at-home restrictions in place in Indiana, our operations are considered essential and have not been significantly disrupted. Most of our management and administrative personnel are able to work remotely, and we have not experienced significant issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information.

Demand - The economic impact of the pandemic only started to materialize in Indiana in the second half of March. Our business experienced a slight decrease in demand toward the end of March, which increased with respect to our commercial and industrial customers in April, but was partially offset by an increase in residential demand as stay-at-home orders began to take effect. For the quarter ended March 31, 2020, commercial and industrial revenues were approximately 51% of IPALCO’s total retail revenues, while residential revenues were approximately 45%. While we cannot predict the length and magnitude of the pandemic or how it could ultimately impact global or local economic conditions, continuous and/or further declines in future demand would adversely impact our financial results for 2020.

Liquidity - Subsequent to the three months ended March 31, 2020, IPALCO accessed the capital markets to issue $475 million in principal amount of 4.25%, ten-year notes, which will or has been used to repay all of IPALCO's debt due to mature in 2020. Further, we anticipate having sufficient liquidity to make all required payments, including payments for salaries and wages owed to our employees, during the pandemic. We do not foresee a significant impact to our access to capital or our liquidity position as a result of the pandemic. For further discussion of our financial condition, liquidity, and capital requirements, see "Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" of this Form 10-Q.

Credit Exposures - We continue to monitor and manage our credit exposures in a prudent manner. We experienced only minor credit-related impacts from utility customers in the first quarter of 2020 but expect significant economic disruptions from the COVID-19 in the second quarter of 2020 and extending, potentially for the remainder of 2020 and beyond. If these disruptions occur, further deterioration in our credit exposures and customer collections could result.

Supply Chain - Our supply chain management has remained robust during this challenging time and we continue to closely manage and monitor developments.

CARES Act - The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, certain elements may provide some cash benefits in the near term.

Income Taxes - The demands placed on the U.S. Government to respond to the pandemic may cause delays to the expected issuance of regulations pursuant to the Tax Cuts and Jobs Act (“TCJA”) enacted in 2017. Our interpretation of the TCJA may change as the U.S. Treasury and the Internal Revenue Service issue additional guidance. Such changes may be material.

See Note 12, "Risks and Uncertainties" to the Financial Statements and "Part II - Item 1A. Risk Factors" of this Form 10-Q for more information.

Operational

As part of IPL's December 2019 Integrated Resource Plan filing, it was determined that 630 MW of coal-fired generation would be retired at Petersburg Units 1 and 2. IPL issued an all-source request for proposal to competitively procure replacement capacity by June 1, 2023, which is the first year IPL is expected to have a capacity shortfall. Proposals were received through February 28, 2020 and are currently being evaluated. For further discussion, see Note 2, "Regulatory Matters - IRP Filing" in IPALCO’s 2019 Form 10-K.
Regulatory and Environmental

Please see Note 2, "Regulatory Matters” to the Financial Statements of this Form 10-Q and Note 2, “Regulatory Matters” to IPALCO’s 2019 Form 10-K for a discussion of regulatory matters. We also are subject to numerous environmental laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal or beneficial reuse of CCR) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. Please see Note 8, “Commitments and Contingencies” to the Financial Statements of this Form 10-Q for a description of certain environmental matters. In addition, the following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Regulatory Matters” and “Item 1. Business - Environmental Matters” in IPALCO’s 2019 Form 10-K.

TDSIC Filing

On March 4, 2020, the IURC issued an order approving the projects in IPL's TDSIC Plan. For further discussion, please see Note 2, "Regulatory Matters” to the Financial Statements.

U.S. Executive Order Regarding Power Equipment

On May 1, 2020, President Trump issued an executive order banning transactions involving the acquisition, importation, transfer, or installation of certain equipment to be used in connection with the operation of the U.S. interconnected transmission network and electric generation facilities needed to maintain transmission reliability.  The ban would apply if such equipment is designed, manufactured or supplied by any company that is subject to, or controlled by, the jurisdiction of a country considered by the United States to be a foreign adversary and such transaction would pose an unacceptable risk to the national security of the United States (the “Executive Order”). We are reviewing the Executive Order and will consider the rules and regulations to be issued pursuant to this Executive Order when they become available, including rules and regulations that may define foreign adversaries, such as China, under the Executive Order or identify equipment or vendors that are exempt from any restrictions under the Executive Order.  At this time, the impact of this Executive Order on our business is uncertain.

Waste Management and CCR

The EPA's final CCR rule became effective in October 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The EPA has indicated that they will implement a phased approach to amending the CCR rule. On March 3, 2020, the EPA published proposed amendments to the CCR rule titled “A Holistic Approach to Closure Part B” which would address the beneficial use of CCR for closure of ash ponds subject to forced closure per the CCR Rule. This could impact IPL's Petersburg plant's ability to use CCR for closure of ash ponds. The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, “Property, Plant and Equipment - ARO” to the Financial Statements in IPALCO's 2019 Form 10-K for further information.

Climate Change Legislation and Regulation

On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the ACE Rule. On July 8, 2019, the EPA published the final ACE Rule along with associated revisions to implementing regulations. The final ACE Rule replaces the CPP and determines that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule requires the State of Indiana to develop a State Plan to establish CO2 emission limits for designated facilities, including IPL Petersburg's coal-fired electric generating units. States have three years to develop their plans under the rule. On February 19, 2020, Indiana published a First Notice for the Indiana ACE Rule indicating that IDEM intends to determine the best system of emissions reductions and CO2 standards for affected units. Impacts remain largely uncertain because Indiana's State Plan has not yet been developed.

NAAQS

SO2. In 2010, a new one-hour SO2 primary NAAQS became effective. In 2013, the EPA published in the Federal Register its final designation, which include portions of Marion, Morgan, and Pike counties as nonattainment with respect to the one-hour SO2 standard. In 2015, IDEM published its final rule establishing reduced SO2 limits for IPL facilities in accordance with the new one-hour standard, for the areas in which IPL’s Harding Street, Petersburg, and Eagle Valley generating stations operate, with compliance required by January 1, 2017. Improvements to the existing FGD systems at Petersburg station were required to meet the emission limits imposed by the rule. The rule has not impacted IPL’s Eagle Valley or Harding Street generating stations as these facilities ceased coal combustion in advance of the compliance date.

On August 15, 2018, the EPA proposed to approve Indiana's State Implementation Plan (SIP) addressing attainment of the 2010 SO2 standard for certain locations including those of IPL's Harding Street and Petersburg Generating Stations. On March 22, 2019, the EPA finalized approval of Indiana's attainment plan for the area that includes Harding. The EPA has not approved the attainment plan for the area that includes Petersburg. Instead IDEM has imposed additional SO2 limits on Petersburg through a Commissioner's Order issued July 31, 2019. On September 18, 2019, IDEM requested EPA approval of those limits as part of the SIP. On February 24, 2020, EPA proposed to approve those limits. Once the limits are approved as part of the SIP, IDEM can resubmit the attainment plan for EPA approval for the area that includes Petersburg.

Based on these current and potential national ambient air quality standards, the state of Indiana is required to determine whether certain areas within the state meet the NAAQS. With respect to Marion, Morgan and Pike Counties, as well as any other areas determined to be in "nonattainment," the state of Indiana will be required to modify its State Implementation Plan to detail how the state will regain its attainment status. As part of this process, it is possible that the IDEM or the EPA may require reductions of emissions from our generating stations to reach attainment status for ozone, fine particulate matter or SO2. At this time, we cannot predict what the impact will be to IPL with respect to these new ambient standards, but it could be material.

CWA - Regulation of Water Discharge

IPL and other utilities at times apply the Nationwide Permit 12 (NWP 12) issued by the U.S. Army Corps of Engineers (Corps) in completing transmission and distribution projects that may involve waters of the U.S. NWP 12 is the nationwide permit for Utility Line Activities, specifically activities required for construction and maintenance, provided the activity does not result in the loss of greater than ½-acre of waters of the U.S. for each single and complete project.

On April 15, 2020, in a proceeding involving the construction of the Keystone XL pipeline, the U.S. District Court for the District of Montana (Montana District Court) vacated NWP 12 and enjoined its application. On April 27, 2020, the Corps moved for the Montana District Court to stay pending appeal those portions of the April 15, 2020 order that vacate NWP 12 and enjoin its application. In the alternative, the Corps has asked the Montana District Court to stay its vacatur and injunction as they relate to anything other than the Keystone XL pipeline. In addition, the Corps moved to expedite consideration of its Motion to Stay and requested a ruling no later than May 11, 2020. On April 28, 2020, the Montana District Court granted the request to expedite only the briefing schedule to be completed by May 8, 2020, but denied the request for an administrative stay while the court considers the Corps' Motion to Stay. It is too early to determine whether this decision may have a material impact on our business, financial condition or results of operations.

On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a CWA permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source such as groundwater. The Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. We are still reviewing this decision and it is too early to determine whether this decision may have a material impact on our business, financial condition or results of operations.

Macroeconomic and Political

Reference Rate Reform

As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties" of IPALCO's 2019 Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. While IPALCO maintains financial instruments referencing LIBOR as an interest rate benchmark, we have not yet executed any technical amendments or other contractual alternatives to address this matter. Although the full impact of the reform remains unknown, we have begun to engage with IPALCO and IPL counterparties to discuss specific action items to be undertaken in order to prepare for amendments when such contracts become due.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of March 31, 2020, we had unrestricted cash and cash equivalents of $45.4 million and available borrowing capacity of $250 million under our unsecured revolving Credit Agreement. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2020. In December 2018, we received an order from the IURC granting us authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt and refinance up to $185 million in existing indebtedness, all of which authority remains available under the order as of March 31, 2020. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of March 31, 2020. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of March 31, 2020. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

IPL Unsecured Notes

IPL has $90 million of unsecured notes due December 22, 2020. For further discussion, please see Note 5, “Debt - IPL Unsecured Notes.”

IPALCO’s Senior Secured Notes and Term Loan

In April 2020, IPALCO completed the sale of the $475 million 2030 IPALCO Notes priced at 4.25%, with the net proceeds from this offering used to retire the Term Loan on April 14, 2020. The remaining net proceeds, together with cash on hand, will be used to redeem the 2020 IPALCO Notes on May 14, 2020, and to pay certain related fees, expenses and make-whole premiums. For further discussion, please see Note 5, “Debt - IPALCO's Senior Secured Notes and Term Loan.”

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Net cash provided by operating activities	$97,576	$107,460	$(9,884)
Net cash used in investing activities	(63,203)	(77,540)	14,337
Net cash used in financing activities	(27,434)	(37,769)	10,335
Net change in cash and cash equivalents	6,939	(7,849)	14,788
Cash, cash equivalents and restricted cash at beginning of period	48,552	33,599	14,953
Cash, cash equivalents and restricted cash at end of period	$55,491	$25,750	$29,741

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Net income	$35,983	$41,785	$(5,802)
Depreciation and amortization	60,708	59,669	1,039
Deferred income taxes and investment tax credit adjustments - net	2,467	17,982	(15,515)
Other adjustments to net income	243	109	134
Net income, adjusted for non-cash items	99,401	119,545	(20,144)
Net change in operating assets and liabilities(1)	(1,185)	(12,085)	10,900
Net cash provided by operating activities	$98,216	$107,460	$(9,244)

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was driven by changes in the following (in thousands):

Increase from accrued taxes payable/receivable primarily due to current year income tax expense	18,750
Other	(7,850)
Net change in operating assets and liabilities	$10,900

Investing Activities

Net cash used in investing activities decreased $14.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, which was primarily driven by (in thousands):

Lower cash outflows for capital expenditures due to lower growth and maintenance related capital expenditures, partially offset by higher environmental related capital expenditures	$16,439
Other	(2,102)
Net change in investing activities	$14,337

Financing Activities

Net cash used in financing activities decreased $10.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, which was primarily driven by (in thousands):

Lower payments for financed capital expenditures	$5,224
Lower distributions to shareholders	4,959
Other	152
Net change in financing activities	$10,335

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2020 through 2022 (including amounts already expended in the first three months of 2020) is currently estimated to cost approximately $1.1 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2020	2021	2022	from 2020 through 2022
Transmission and distribution related additions, improvements and extensions	$208	$277	$307	$792	(1)
Power plant-related projects	61	59	70	190
Other miscellaneous equipment	31	42	41	114
Total estimated costs of capital expenditure program	$300	$378	$418	$1,096

(1) Additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

Additionally, estimated capital expenditure spending on environmental compliance costs for the three-year period from 2020 through 2022 includes the following (amounts in millions):

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project	Through March 31, 2020	of Project
NAAQS SO2 (1)	$27	$26	$1
Cooling water intake regulations (2)	$8	$1	$7

(1) Includes spending for projects underway related to environmental compliance for NAAQS SO2.
(2) Includes spending for studies related to cooling water intake requirements in section 316(b) of the CWA.

Please see “Item 1. Business - Environmental Matters" in IPALCO’s 2019 Form 10-K for additional details on each of these projects.

The amounts described in the capital expenditure program above include spending under IPL's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first three months of 2020 and 2019, IPALCO paid $26.6 million and $31.6 million, respectively, in dividends to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s Board of Directors deems relevant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2019 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2020, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Our Form 10-K for the fiscal year ended December 31, 2019 and the Notes to IPALCO's Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1, Note 2, "Regulatory Matters", Note 8, "Commitments and Contingencies" and Note 12, "Risks and Uncertainties" to IPALCO's Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2019. Except as described below, there has been no material change in our risk factors as previously disclosed in our 2019 Form 10-K. If any of the events described in our risk factors occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

The risks and uncertainties described in our risk factors are not the only ones we face. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. Our risk factors should be read in conjunction with the other detailed information concerning the Company set forth in the Notes to the Company’s Financial Statements found in Part I, Item 1, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections included in our filings.

On April 8, 2020, we filed a Current Report on Form 8-K (the “April 8, 2020 8-K”) that, among other things, revised, clarified and supplemented our risk factors, including those contained in our 2019 Form 10-K.

As part of the filing of this Quarterly Report Form on Form 10-Q, we are further revising, clarifying and supplementing our risk factors, including those contained in the 2019 Form 10-K and the April 8, 2020 8-K. The risk factor below should be considered together with the other risk factors described in the 2019 Form 10-K and amends and supersedes the risk factor that we filed in connection with the April 8, 2020 8-K.

The current outbreak of the novel coronavirus, or COVID-19, has adversely affected, and it or the future outbreak of any other highly infectious or contagious diseases could materially and adversely affect, our generation facilities, transmission and distribution systems, results of operations, financial condition and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 150 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. On March 19, 2020, the Governor of Indiana issued an Executive Order prohibiting electric utilities, including us, from discontinuing electric utility service to customers.

The outbreak of COVID-19 has severely impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also will incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

•	further decline in customer demand as a result of general decline in business activity;

•
further destabilization of the markets and decline in business activity negatively impacting our customer growth or the number of customers in our service territory as well as our customers’ ability to pay for our services when due (or at all);

•
delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of COVID-19 related expenses and losses and the review and approval of our applications, rates and charges by the IURC;

•
difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;

•
negative impacts on the health of our essential personnel, especially if a significant number of them are affected, and on our operations as a result of implementing stay-at-home, quarantine and other social distancing measures;

•	a deterioration in our ability to ensure business continuity during a disruption, including increased cybersecurity attacks related to the work-from-home environment;

•	delays or inability to access, transport and deliver fuel to our generation facilities due to restrictions on business operations or other factors affecting us and our third-party suppliers;

•	the inability to hedge the entire exposure of our operations from availability and cost of fuel and other commodities that experience significant volatility;

•	delays or inability to access equipment or the availability of personnel to perform planned and unplanned maintenance, which can, in turn, lead to disruption in operations;

•	delays or inability in achieving our financial goals, growth strategy and digital transformation; and

•	delays in the implementation of expected rules and regulations, including with respect to the TCJA.

We will continue to review and modify our plans as conditions change. Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty which could materially and adversely affect our generation facilities, transmission and distribution systems, results of operations, financial condition and cash flows.

To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document

4.1
Indenture between IPALCO Enterprises, Inc. and U.S. Bank National Association, as Trustee, dated April 14, 2020 for the 4.250% Senior Secured Notes due 2030 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's April 14, 2020 Form 8-K)

4.2
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated April 14, 2020 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended and supplemented (Incorporated by reference to Exhibit No. 4.1 to IPALCO's April 14, 2020 Form 8-K)

4.3
Registration Rights Agreement, dated April 14, 2020, among IPALCO Enterprises, Inc. and J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the initial purchasers of the Notes (Incorporated by reference to Exhibit No. 4.1 to IPALCO's April 14, 2020 Form 8-K)

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

IPALCO ENTERPRISES, INC.

Date:	May 6, 2020	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2020	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(Principal Accounting Officer)