Form 10-Q
period 2020-06-30
IPALCO ENTERPRISES, INC.
filed 2020-08-06
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

IPALCO ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Indiana
(State or other jurisdiction of incorporation)
1-8644
(Commission File Number)
35-1575582
(IRS Employer Identification No.)
One Monument Circle
Indianapolis, Indiana 46204
(Address of principal executive offices, including zip code)
317-261-8261
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☑	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At August 5, 2020, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2020

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
Cumulative Deficiencies
Cumulative Net Operating Income Deficiencies. The Cumulative Deficiencies calculation provides that only five years' worth of historical earnings deficiencies or surpluses are included, unless it has been greater than five years since the most recent rate case.

CWA	U.S. Clean Water Act
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IRP	Integrated Resource Plan
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NWP 12	Nationwide Permit 12
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company

PSD	Prevention of Significant Deterioration
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
T&D	Transmission & Distribution
Term Loan	$65 million IPALCO Term Loan Facility Credit Agreement, dated as of October 31, 2018
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

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

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•impacts of weather on retail sales;
•growth in our service territory and changes in retail demand and demographic patterns;
•weather-related damage to our electrical system;
•commodity and other input costs;
•performance of our suppliers;
•transmission and distribution system reliability and capacity, including natural gas pipeline system and supply constraints;
•regulatory actions and outcomes, including, but not limited to, the review and approval of our rates and charges by the IURC;
•federal and state legislation and regulations;
•changes in our credit ratings or the credit ratings of AES;
•fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension plans;
•changes in financial or regulatory accounting policies;
•environmental matters, including costs of compliance with, and liabilities related to, current and future environmental laws and requirements;
•interest rates and the use of interest rate hedges, inflation rates and other costs of capital;
•the availability of capital;
•the ability of subsidiaries to pay dividends or distributions to IPALCO;
•level of creditworthiness of counterparties to contracts and transactions;
•labor strikes or other workforce factors, including the ability to attract and retain key personnel;

•facility or equipment maintenance, repairs and capital expenditures;
•significant delays or unanticipated cost increases associated with construction projects;
•the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;
•local economic conditions;
•cyber-attacks and information security breaches;
•catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, including the outbreak of the novel coronavirus COVID-19, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences;
•costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;
•industry restructuring, deregulation and competition;
•issues related to our participation in MISO, including the cost associated with membership, our continued ability to recover costs incurred, and the risk of default of other MISO participants;
•changes in tax laws and the effects of our tax strategies;
•the use of derivative contracts;
•product development, technology changes, and changes in prices of products and technologies; and
•the risks and other factors discussed in this report and other IPALCO filings with the SEC.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUES	$311,503	$340,869	$668,885	$723,178

OPERATING COSTS AND EXPENSES:
Fuel	43,351	72,217	112,139	161,016
Power purchased	43,082	36,719	78,549	69,643
Operation and maintenance	94,659	113,661	200,248	215,807
Depreciation and amortization	61,099	59,897	121,807	119,566
Taxes other than income taxes	11,606	6,983	23,664	20,966
Total operating costs and expenses	253,797	289,477	536,407	586,998

OPERATING INCOME	57,706	51,392	132,478	136,180

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,160	817	2,017	1,728
Interest expense	(33,935)	(30,291)	(64,016)	(60,773)
Loss on early extinguishment of debt	(2,415)	—	(2,415)	—
Other income / (expense), net	1,772	(2,045)	1,979	(5,273)
Total other income / (expense), net	(33,418)	(31,519)	(62,435)	(64,318)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	24,288	19,873	70,043	71,862

Less: Income tax expense	5,165	4,960	14,937	15,164
NET INCOME	19,123	14,913	55,106	56,698

Less: Dividends on preferred stock	804	804	1,607	1,607
NET INCOME APPLICABLE TO COMMON STOCK	$18,319	$14,109	$53,499	$55,091

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income applicable to common stock	$18,319	$14,109	$53,499	$55,091

Derivative activity:
Change in derivative fair value, net of income tax benefit of $1,388, $3,976, $13,910 and $5,866, for each respective period	(4,026)	(11,649)	(40,339)	(17,188)
Reclassification to earnings, net of income tax benefit of $463, $0, $463 and $0, for each respective period	1,344	—	1,344	—
Net change in fair value of derivatives	(2,682)	(11,649)	(38,995)	(17,188)

Other comprehensive loss	(2,682)	(11,649)	(38,995)	(17,188)

Net comprehensive income	$15,637	$2,460	$14,504	$37,903

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,491	$48,152
Restricted cash	19,760	400
Accounts receivable, net of allowance for credit losses of $4,053 and $921, respectively	163,679	161,090
Inventories	102,041	83,569
Regulatory assets, current	48,842	37,398
Taxes receivable	21,046	23,670
Prepayments and other current assets	20,433	17,264
Total current assets	409,292	371,543
NON-CURRENT ASSETS:
Property, plant and equipment	6,460,208	6,398,612
Less: Accumulated depreciation	2,490,642	2,414,652
	3,969,566	3,983,960
Construction work in progress	146,248	130,609
Total net property, plant and equipment	4,115,814	4,114,569
OTHER NON-CURRENT ASSETS:
Intangible assets - net	60,756	64,861
Regulatory assets, non-current	347,599	355,614
Other non-current assets	19,896	22,082
Total other non-current assets	428,251	442,557
TOTAL ASSETS	$4,953,357	$4,928,669
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (Note 5)	$119,943	$559,199
Accounts payable	112,272	128,521
Accrued taxes	38,960	22,012
Accrued interest	33,383	35,334
Customer deposits	33,976	34,635
Regulatory liabilities, current	59,001	52,654
Derivative liabilities, current	—	26,560
Accrued and other current liabilities	18,904	23,300
Total current liabilities	416,439	882,215
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	2,561,497	2,092,430
Deferred income tax liabilities	264,989	272,861
Taxes payable	6,229	4,658
Regulatory liabilities, non-current	838,187	846,430
Accrued pension and other postretirement benefits	15,892	19,344
Asset retirement obligations	201,494	204,219
Derivative liabilities, non-current	80,809	—
Other non-current liabilities	198	252
Total non-current liabilities	3,969,295	3,440,194
Total liabilities	4,385,734	4,322,409
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
Paid in capital	590,870	590,784
Accumulated other comprehensive loss	(58,745)	(19,750)
Accumulated deficit	(24,286)	(24,558)
Total common shareholders' equity	507,839	546,476
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	567,623	606,260
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,953,357	$4,928,669

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,106	$56,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,807	119,566
Amortization of deferred financing costs and debt premium	2,087	2,053
Deferred income taxes and investment tax credit adjustments - net	860	16,350
Allowance for equity funds used during construction	(2,017)	(1,728)
Loss on early extinguishment of debt	2,415	—
Change in certain assets and liabilities:
Accounts receivable	(2,589)	3,638
Inventories	(23,346)	3,416
Accounts payable	(16,396)	(23,261)
Accrued and other current liabilities	(3,996)	778
Accrued taxes payable/receivable	21,144	(24,751)
Accrued interest	(1,951)	347
Pension and other postretirement benefit expenses	(3,452)	2,721
Short-term and long-term regulatory assets and liabilities	(799)	5,707
Prepayments and other current assets	(3,169)	(6,758)
Other - net	619	(3,898)
Net cash provided by operating activities	146,323	150,878
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(92,848)	(107,610)
Project development costs	(1,206)	(955)
Cost of removal and regulatory recoverable ARO payments	(19,488)	(6,625)
Other	101	278
Net cash used in investing activities	(113,441)	(114,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	30,000	10,000
Long-term borrowings, net of discount	474,568	—
Retirement of long-term debt, including early payment premium	(472,135)	—
Distributions to shareholders	(53,227)	(59,935)
Preferred dividends of subsidiary	(1,607)	(1,607)
Deferred financing costs paid	(5,664)	—
Payments for financed capital expenditures	—	(5,508)
Other	(118)	(710)
Net cash used in financing activities	(28,183)	(57,760)
Net change in cash, cash equivalents and restricted cash	4,699	(21,794)
Cash, cash equivalents and restricted cash at beginning of period	48,552	33,599
Cash, cash equivalents and restricted cash at end of period	$53,251	$11,805

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$62,167	$58,542
Income taxes	12,000	21,700
Non-cash investing activities:
Accruals for capital expenditures	$35,617	$60,618

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholders' Equity (Deficit)
and Noncontrolling Interest
For the Three and Six Months Ended June 30, 2020 and 2019
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
2020
Beginning Balance	$590,784	$(19,750)	$(24,558)	$546,476	$59,784
Net comprehensive loss	—	(36,313)	35,180	(1,133)	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(26,631)	(26,631)	—
Other	49	—	—	49	—
Balance at March 31, 2020	590,833	(56,063)	(16,009)	518,761	59,784
Net comprehensive income	—	(2,682)	18,319	15,637	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders	—	—	(26,596)	(26,596)	—
Other	37	—	—	37	—
Balance at June 30, 2020	$590,870	$(58,745)	$(24,286)	$507,839	$59,784

2019
Beginning Balance	$597,824	$—	$(24,558)	$573,266	$59,784
Net comprehensive income	—	(5,539)	40,982	35,443	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(31,590)	(31,590)	—
Other	34	—	—	34	—
Balance at March 31, 2019	597,858	(5,539)	(15,166)	577,153	59,784
Net comprehensive income	—	(11,649)	14,109	2,460	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders	—	—	(28,345)	(28,345)	—
Other	59	—	—	59	—
Balance at June 30, 2019	$597,917	$(17,188)	$(29,402)	$551,327	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 510,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT plant in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of June 30, 2020, IPL’s net electric generation capacity for winter is 3,705 MW and net summer capacity is 3,560 MW.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2020	2019
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$33,491	$48,152
Restricted cash	19,760	400
Total cash, cash equivalents and restricted cash	$53,251	$48,552

Accounts Receivable

The following table summarizes our accounts receivable balances at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(In Thousands)
Accounts receivable, net
Customer receivables	$89,257	$90,747
Unbilled revenue	65,190	65,822
Amounts due from related parties	5,657	2,717
Other	7,628	2,725
Allowance for credit losses	(4,053)	(921)
Total accounts receivable, net	$163,679	$161,090

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2020 (in Thousands):

	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at June 30, 2020
Allowance for credit losses	$921	$4,312	$(3,697)	$2,517	$4,053

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of June 30, 2020. Amounts are written off when reasonable collections efforts have been exhausted. On March 19, 2020, the Governor of Indiana issued an Executive Order prohibiting electric utilities, including us, from discontinuing electric utility service to customers due to the economic impacts of the COVID-19 pandemic. The IURC extended this order through August 14, 2020. This order along with the economic impacts of COVID-19 has resulted in an increase in past due customer receivable balances, and thus the current period provision and the allowance for credit losses has increased during the second quarter of 2020. Please see additional discussion in Note 2, "Regulatory Matters - IURC COVID-19 Order” and Note 12, "Risks and Uncertainties."

Inventories

The following table summarizes our inventories balances at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(In Thousands)
Inventories
Fuel	$43,462	$26,907
Materials and supplies	58,579	56,662
Total inventories	$102,041	$83,569

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of Accumulated Other Comprehensive Loss by component during the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Gains and losses on cash flow hedges (Note 4):	Interest expense	$(1,807)	$—	$(1,807)	$—
	Income tax expense	$463	$—	$463	$—
Total reclassifications for the period, net of income taxes		$(1,344)	$—	$(1,344)	$—

The changes in the components of Accumulated Other Comprehensive Income/(Loss) during the six months ended June 30, 2020 are as follows (in thousands):

Gains and losses on cash flow hedges (Note 4):	Six Months Ended June 30, 2020
Balance at January 1	$(19,750)
Other comprehensive loss before reclassifications	$(40,339)
Amounts reclassified from AOCI to earnings	$1,344
Balance at June 30	$(58,745)

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

The Company applied the modified retrospective method of adoption for ASC 326. Under this transition method, the Company applied the transition provisions starting at the date of adoption. The CECL model primarily impacts the calculation of the Company's expected credit losses in gross customer trade accounts receivable. The adoption of ASC 326 and the application of CECL on our trade accounts receivable did not have a material impact on our Financial Statements.

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

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the Financial Statements upon adoption
2020-04, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform. This standard is effective for a limited period of time (March 12, 2020 - December 21, 2022).
		March 12, 2020 - December 31, 2022	The Company is currently evaluating the impact of adopting the standard on the Financial Statements.
2019-12, Income Taxes (Topic 740): Simplifying the Accounting For Income Taxes	The standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.

	Transition Method: various	January 1, 2021. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on the Financial Statements.

2. REGULATORY MATTERS

TDSIC

On March 4, 2020, the IURC issued an order approving the projects in a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. On June 18, 2020, IPL filed its first annual TDSIC rate adjustment for a return on and of investments through March 31, 2020. An order is expected in October 2020.

FAC and Authorized Annual Jurisdictional Net Operating Income

As discussed in Note 2, "Regulatory Matters" of IPALCO's 2019 Form 10-K, in each of the last three calendar years IPL has reported earnings in excess of the authorized level for each of the four quarterly reporting periods in those years, however IPL was not required to reduce its fuel cost recovery because of its Cumulative Deficiencies. During 2020, IPL’s Cumulative Deficiencies were exhausted and thus IPL was required to accrue a regulatory liability of $5.4 million during the quarter ended June 30, 2020. This is recorded within "Regulatory liabilities, current" on the accompanying Unaudited Condensed Consolidated Balance Sheets and as a reduction to revenue on the Unaudited Condensed Consolidated Statements of Operations.

IURC COVID-19 Order

In its June 29, 2020 order, the IURC denied a request from 10 utilities to recover lost revenues due to declining sales. It also extended the disconnection moratorium for IURC-jurisdictional utilities through August 14, 2020. Additionally, the IURC authorized Indiana utilities to use regulatory accounting for any impacts associated with prohibiting utility disconnections, waiver or exclusion of certain utility fees (i.e., late fees, convenience fees, deposits, and reconnection fees). The IURC also required utilities to use expanded payment arrangements to aid customers. The IURC also authorized regulatory accounting treatment for COVID-19 related uncollectible and incremental bad debt expense. IPL recorded a $4.6 million regulatory asset as of June 30, 2020 as a result of this order.

Phase Two of the IURC investigation is expected to focus on longer-term issues related to COVID-19. Among other things, the issues may include consideration of appropriate methodology to review the reasonableness, necessity, and prudency of any COVID-19-related cost recovery requests in future rate cases. For further discussion on the COVID-19 pandemic, see Note 12, "Risks and Uncertainties".

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

Financial Liabilities

Interest Rate Hedges

In March 2019, we entered into forward interest rate hedges, which were amended in April 2020. The interest rate hedges have a combined notional amount of $400.0 million. All changes in the market value of the interest rate hedges are recorded in AOCL. See also Note 4, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Recurring Fair Value Measurements

The fair value of assets and liabilities at June 30, 2020 and December 31, 2019 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at June 30, 2020	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$16	$16	$—	$—
Mutual funds	2,801	—	2,801	—
Total VEBA investments	2,817	16	2,801	—
Financial transmission rights	1,707	—	—	1,707
Total financial assets measured at fair value	$4,524	$16	$2,801	$1,707
Financial liabilities:
Interest rate hedges	$80,809	$—	$80,809	$—
Total financial liabilities measured at fair value	$80,809	$—	$80,809	$—

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2019	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$25	$25	$—	$—
Mutual funds	2,854	—	2,854	—
Total VEBA investments	2,879	25	2,854	—
Financial transmission rights	864	—	—	864
Total financial assets measured at fair value	$3,743	$25	$2,854	$864
Financial liabilities:
Interest rate hedges	$26,560	$—	$26,560	$—
Total financial liabilities measured at fair value	$26,560	$—	$26,560	$—

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	June 30, 2020		December 31, 2019
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,593,800	$3,159,770	$2,523,800	$2,876,140
Variable-rate	120,000	120,000	155,000	155,000
Total indebtedness	$2,713,800	$3,279,770	$2,678,800	$3,031,140

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $25.6 million and $20.7 million at June 30, 2020 and December 31, 2019, respectively; and

•unamortized discounts of $6.8 million and $6.5 million at June 30, 2020 and December 31, 2019, respectively.

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

At June 30, 2020, IPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	7,528	—	7,528
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

In March 2019, we entered into three forward interest rate swaps to hedge the interest rate risk associated with refinancing the IPALCO 2020 maturities. The three interest rate swaps had a combined notional amount of $400.0 million. In April 2020, we de-designated the swaps as cash flow hedges and froze the AOCL of $72.3 million at the date of de-designation. The interest rate swaps were then amended and re-designated as cash flow hedges to hedge the interest rate risk associated with refinancing the 2024 IPALCO Notes. The amended interest rate swaps have a combined notional amount of $400.0 million and will be settled when the 2024 IPALCO Notes are refinanced. The $72.3 million of AOCL associated with the interest rate swaps through the date of the amendment will be amortized out of AOCL into interest expense over the remaining life of the 2030 IPALCO Notes, while any changes in fair value associated with the amended interest rate swaps will be recognized in AOCL going forward.

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended June 30,
$ in thousands (net of tax)	2020	2019
Beginning accumulated derivative loss in AOCL	$(56,063)	$(5,539)

Net losses associated with current period hedging transactions	(4,026)	(11,649)
Net losses reclassified to interest expense, net of tax	1,344	—
Ending accumulated derivative loss in AOCL	$(58,745)	$(17,188)

	Interest Rate Hedges for the Six Months Ended June 30,
$ in thousands (net of tax)	2020	2019
Beginning accumulated derivative loss in AOCL	$(19,750)	$—

Net losses associated with current period hedging transactions	(40,339)	(17,188)
Net losses reclassified to interest expense, net of tax	1,344	—
Ending accumulated derivative loss in AOCL	$(58,745)	$(17,188)

Loss expected to be reclassified to earnings in the next twelve months	$(7.228)	$—
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	51	13

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

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of June 30, 2020, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments:

Commodity	Hedging Designation	Balance sheet classification	June 30, 2020	December 31, 2019
Financial transmission rights	Not a Cash Flow Hedge	Prepayments and other current assets	$1,707	$864
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, current	$—	$26,560
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, non-current	$80,809	$—

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		June 30,	December 31,
Series	Due	2020	2019
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,078)	(6,156)
Deferred financing costs		(16,333)	(16,629)
Total IPL first mortgage bonds		1,691,389	1,691,015
IPL unsecured debt:
Variable - 1.063% (2)	December 2020	30,000	30,000
Variable - 1.063% (2)	December 2020	60,000	60,000
Deferred financing costs		(57)	(114)
Total IPL unsecured debt		89,943	89,886
Total Long-term Debt – IPL		1,781,332	1,780,901
Long-term Debt – IPALCO:
Term Loan	July 2020	—	65,000
3.45% Senior Secured Notes	July 2020	—	405,000
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	—
Unamortized discount – net		(672)	(313)
Deferred financing costs		(9,220)	(3,959)
Total Long-term Debt – IPALCO		870,108	870,728
Total Consolidated IPALCO Long-term Debt		2,651,440	2,651,629
Less: Current Portion of Long-term Debt		89,943	559,199
Net Consolidated IPALCO Long-term Debt		$2,561,497	$2,092,430

(1)First mortgage bonds issued to the Indiana Finance Authority to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.
(2)Unsecured notes issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

IPL First Mortgage Bonds

IPL has $95 million of 3.875% IPL first mortgage bonds that are due August 1, 2021. Management plans to refinance these first mortgage bonds with new debt. In the event that we are unable to refinance these first mortgage bonds on acceptable terms, IPL has available borrowing capacity on its revolving credit facility that could be used to satisfy the obligation.

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

IPALCO’s Senior Secured Notes and Term Loan

In April 2020, IPALCO completed the sale of the $475 million aggregate principal amount of 4.25% 2030 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2030 IPALCO Notes were issued pursuant to an Indenture dated April 14, 2020, by and between IPALCO and U.S. Bank, National Association, as trustee. The 2030 IPALCO Notes were priced to the public at 99.909% of the principal amount. Net proceeds to IPALCO were approximately $468.6 million after deducting transaction costs and estimated offering expenses. We used the net proceeds from this offering to retire the $65 million Term Loan on April 14, 2020. The remaining net proceeds, together with cash on hand, were used to redeem the 2020 IPALCO Notes on May 14, 2020, and to pay certain related fees, expenses and make-whole premiums. A loss on early extinguishment of debt of $2.4 million for the 2020 IPALCO Notes is included as a separate line item within "Other Income/(Expense), Net" in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

Line of Credit

As of June 30, 2020 and December 31, 2019, IPL had $30.0 million and $0.0 million in outstanding borrowings on the committed line of credit, respectively.

6. INCOME TAXES

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rate was 21.3% and 21.3% for the three and six months ended June 30, 2020, respectively, as compared to 25.0% and 21.1% for the three and six months ended June 30, 2019, respectively. The decrease in the effective tax rate for the three months ended June 30, 2020 versus the comparable period was primarily due to the impact of the reversal of excess deferred income taxes as a percentage of pre-tax income.

7. BENEFIT PLANS

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,068	$1,852	$4,136	$3,705
Interest cost	5,538	6,836	11,076	13,672
Expected return on plan assets	(9,445)	(7,477)	(18,890)	(14,954)
Amortization of prior service cost	919	957	1,838	1,913
Amortization of actuarial loss	2,028	2,770	4,057	5,541
Net periodic benefit cost	$1,108	$4,938	$2,217	$9,877

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $6.6 million and $6.4 million at June 30, 2020 and December 31, 2019, respectively, were not material to the Financial Statements in the periods covered by this report.

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

9. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other nonutility business activities aggregated separately. The “All Other” nonutility category primarily includes the Term Loan, 2020 IPALCO Notes, 2024 IPALCO Notes and 2030 IPALCO Notes; approximately $4.1 million and $6.0 million of cash and cash equivalents as of June 30, 2020 and December 31, 2019, respectively; restricted cash of $19.4 million and $0.0 million as of June 30, 2020 and December 31, 2019, respectively; long-term investments of $2.8 million at June 30, 2020 and December 31, 2019, respectively; long-term liabilities for interest rate hedges of $80.8 million and $26.6 million as of June 30, 2020 and December 31, 2019, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of June 30, 2020 and December 31, 2019. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$311,503	$—	$311,503	$340,869	$—	$340,869
Depreciation and amortization	$61,099	$—	$61,099	$59,897	$—	$59,897
Interest expense	$21,882	$12,053	$33,935	$22,252	$8,039	$30,291
Earnings/(loss) from operations before income tax	$38,770	$(14,482)	$24,288	$28,044	$(8,171)	$19,873

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$668,885	$—	$668,885	$723,178	$—	$723,178
Depreciation and amortization	$121,807	$—	$121,807	$119,566	$—	$119,566
Interest expense	$43,802	$20,214	$64,016	$44,513	$16,260	$60,773
Earnings/(loss) from operations before income tax	$93,737	$(23,694)	$70,043	$88,272	$(16,410)	$71,862
Capital expenditures(1)	$92,848	$—	$92,848	$113,118	$—	$113,118

	As of June 30, 2020			As of December 31, 2019
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$4,940,338	$13,019	$4,953,357	$4,918,408	$10,261	$4,928,669

(1) Capital expenditures includes payments for financed capital expenditures of $0.0 million and $5.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

IPL’s revenue from contracts with customers was $302.4 million for the three months ended June 30, 2020 and $332.9 million for the three months ended June 30, 2019, respectively, and $654.3 million for the six months ended June 30, 2020 and $709.0 million for the six months ended June 30, 2019, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended	For the Three Months Ended
	June 30, 2020	June 30, 2019
Retail Revenues
Retail revenue from contracts with customers:
Residential	$127,752	$124,654
Small commercial and industrial	43,402	48,864
Large commercial and industrial	119,302	140,258
Public lighting	2,309	2,490
Other (1)	2,805	3,725
Total retail revenue from contracts with customers	295,570	319,991
Alternative revenue programs	8,789	7,697
Wholesale Revenues
Wholesale revenue from contracts with customers:	4,501	10,006
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	2,329	2,898
Other miscellaneous revenues (2)	314	277
Total Revenues	$311,503	$340,869

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019
Retail Revenues
Retail revenue from contracts with customers:
Residential	$283,161	$295,194
Small commercial and industrial	97,655	109,770
Large commercial and industrial	241,340	272,532
Public lighting	4,614	2,490
Other (1)	6,693	6,508
Total retail revenue from contracts with customers	633,463	686,494
Alternative revenue programs	13,684	12,590
Wholesale Revenues
Wholesale revenue from contracts with customers:	15,809	17,107
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	5,061	5,383
Other miscellaneous revenues (2)	868	1,604
Total Revenues	$668,885	$723,178

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers were $154.3 million and $155.0 million as of June 30, 2020 and December 31, 2019, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, though see Note 2, "Regulatory Matters - IURC COVID-19 Order" for a discussion of the June 29, 2020 IURC order requiring expanded payment arrangements for customers.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $1.1 million as of June 30, 2020. During the three and six months ended June 30, 2020, we recognized revenue of $0.3 million and $0.7 million related to this contract liability balance, respectively.

11. LEASES

LESSEE

The Company enters into long-term non-cancelable lease arrangements which are classified as either operating or finance leases; however, lease balances were not material to the Financial Statements in the periods covered by this report.

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Unaudited Condensed Consolidated Statements of Operations was $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and was $0.5 million for the six months ended June 30, 2020 and 2019, respectively. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Unaudited Condensed Consolidated Balance Sheet were $4.4 million and $0.7 million, respectively, as of June 30, 2020.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of June 30, 2020.

The following table shows the future minimum lease receipts as of June 30, 2020 for the remainder of 2020 through 2024 and thereafter (in thousands):

Operating Leases
2020	$443
2021	886
2022	906
2023	906
2024	786
Thereafter	2,628
Total	$6,555

12. RISKS AND UNCERTAINTIES

COVID-19 Pandemic

The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures, and restricting travel. The State of Indiana implemented, among other things, stay-at-home and other social distancing measures to slow the spread of the virus, which has resulted in decreased energy demand within our service territory, though these stay-at-home restrictions have now been lifted in our service territory. On March 19, 2020, the Governor of Indiana also issued an Executive Order prohibiting electric utilities, including us, from discontinuing electric utility service to customers, which the IURC extended through August 14, 2020. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to generate, transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control.

For the three and six months ending June 30, 2020, the COVID-19 pandemic primarily impacted our retail sales demand, as the economic impact of the pandemic started to materialize in Indiana in the second half of March and more so in the second quarter of 2020. For small commercial and industrial and large commercial and industrial customers, weather-normalized volumes of kWh sold decreased by 10.3% and 11.0%, respectively, for the three months ended June 30, 2020 as compared to the same period in the prior year. For residential customers, weather-normalized volumes of kWh sold increased by 6.6% for the three months ended June 30, 2020 as compared to the same period in the prior year. We also have incurred and expect to continue to incur expenses relating to COVID-19, however see Note 2, "Regulatory Matters - IURC COVID-19 Order" for a discussion of regulatory measures which partially mitigate the impact of these expenses. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

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

EXECUTIVE SUMMARY

Compared with the same period in the prior year, the results for the three months ended June 30, 2020 reflect higher earnings from operations before income tax of $4.4 million, or 22.2%, primarily due to factors including, but not limited to:

•a decrease in maintenance expenses; and
•lower pension costs.

These were partially offset by:

•a net decrease in the volume of retail kWh sold (mostly due to lower demand from large and small commercial and industrial customers; partially offset by higher demand from residential customers); and
•a reduction in revenues due to an accrued regulatory liability for excess earnings under FAC provisions.

Compared with the same period in the prior year, the results for the six months ended June 30, 2020 reflect lower earnings from operations before income tax of $1.8 million, or 2.5%, primarily due to factors including, but not limited to:

•a net decrease in the volume of retail kWh sold mostly due to milder weather and lower demand; and
•a reduction in revenues due to an accrued regulatory liability for excess earnings under FAC provisions.

These were partially offset by:

•a decrease in maintenance expenses; and
•lower pension costs.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUES	$311,503	$340,869	$668,885	$723,178

OPERATING COSTS AND EXPENSES:
Fuel	43,351	72,217	112,139	161,016
Power purchased	43,082	36,719	78,549	69,643
Operation and maintenance	94,659	113,661	200,248	215,807
Depreciation and amortization	61,099	59,897	121,807	119,566
Taxes other than income taxes	11,606	6,983	23,664	20,966
Total operating costs and expenses	253,797	289,477	536,407	586,998

OPERATING INCOME	57,706	51,392	132,478	136,180

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,160	817	2,017	1,728
Interest expense	(33,935)	(30,291)	(64,016)	(60,773)
Loss on early extinguishment of debt	(2,415)	—	(2,415)	—
Other income / (expense), net	1,772	(2,045)	1,979	(5,273)
Total other income / (expense), net	(33,418)	(31,519)	(62,435)	(64,318)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	24,288	19,873	70,043	71,862

Less: Income tax expense	5,165	4,960	14,937	15,164
NET INCOME	19,123	14,913	55,106	56,698

Less: Dividends on preferred stock	804	804	1,607	1,607
NET INCOME APPLICABLE TO COMMON STOCK	$18,319	$14,109	$53,499	$55,091

Comparison of three months ended June 30, 2020 and three months ended June 30, 2019

Revenues

Revenues during the three months ended June 30, 2020 decreased $29.4 million compared to the same period in 2019, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	June 30,			Percentage
	2020	2019	Change	Change
Revenues:
Retail revenues	304,359	327,688	$(23,329)	(7.1)%
Wholesale revenues	4,501	10,006	(5,505)	(55.0)%
Miscellaneous revenues	2,643	3,175	(532)	(16.8)%
Total revenues	$311,503	$340,869	$(29,366)	(8.6)%

Heating degree days:
Actual	640	457	183	40.0%
30-year average	531	527

Cooling degree days:
Actual	342	312	30	9.6%
30-year average	310	309

Retail Revenues

The decrease in retail revenues of $23.3 million was primarily due to the following (in millions):

Volume:
Net decrease in the volume of kWh sold primarily due to lower demand resulting from impacts of COVID-19, partially offset by favorable weather in our service territory versus the comparable period	$(7.1)
Price:
Net decrease in the weighted average price of retail kWh sold primarily due to lower fuel revenues, including a $5.4 million reduction due to excess earnings under FAC provisions (see Note 2, "Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income" to the Financial Statements for more information)	(16.4)

Other	0.2

Net decrease in retail revenues	$(23.3)

Wholesale Revenues

The decrease in wholesale revenues of $5.5 million was primarily due to (i) a $5.2 million volume decrease primarily due to decreased unit availability versus the comparable period mostly due to IPL's generation units running less frequently during the second quarter of 2020 due to lower natural gas prices driving lower market prices of purchased power and decreased demand and (ii) a $0.3 million decrease in the weighted average price per kWh sold. We sold 189.3 million kWh in the wholesale market during the second quarter of 2020 compared to 397.1 million kWh during the second quarter of 2019. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three months ended June 30, 2020 compared to the same period in 2019 (in thousands):

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change
Operating costs and expenses:
Fuel	$43,351	$72,217	$(28,866)	(40.0)%
Power purchased	43,082	36,719	6,363	17.3%
Operation and maintenance	94,659	113,661	(19,002)	(16.7)%
Depreciation and amortization	61,099	59,897	1,202	2.0%
Taxes other than income taxes	11,606	6,983	4,623	66.2%
Total operating costs and expenses	$253,797	$289,477	$(35,680)	(12.3)%

Fuel

The decrease in fuel costs of $28.9 million was primarily due to (i) a $17.3 million decrease in the quantity of fuel consumed versus the comparable period, (ii) a $12.3 million decrease due to the lower price of natural gas consumed versus the comparable period driven by decreased market prices, and (iii) a $1.8 million decrease due to the lower price of coal consumed versus the comparable period, partially offset by (iv) a $3.0 million increase from deferred fuel costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. For further discussion, please see Note 2, "Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income” to the Financial Statements of this Form 10-Q. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The increase in purchased power costs of $6.4 million was primarily due to (i) a 85% increase in the volume of power purchased during the period ($25.2 million), partially offset by (ii) a $19.0 million decrease in the market price of purchased power. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The primary driver for the $25.2 million volume increase was due to IPL's generation units running less frequently during the second quarter of 2020 due to lower market prices of purchased power. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The decrease in Operation and maintenance of $19.0 million was mostly attributed to (i) decreased maintenance expenses of $11.2 million primarily due to decreased outage costs, (ii) lower health insurance costs of $1.7 million, (iii) lower steam power expenses of $1.2 million (mostly due to IPL's generation units running less frequently in the second quarter of 2020), (iv) lower meter reading and bill collection expenses of $1.0 million, and (v) lower transmission related charges of $0.8 million.

Taxes Other Than Income Taxes

The increase in Taxes other than income taxes of $4.6 million was mostly attributed to higher property taxes of $1.4 million as a result of higher assessed values.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three months ended June 30, 2020 compared to the same period in 2019 (in thousands):

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$1,160	$817	$343	42.0%
Interest expense	(33,935)	(30,291)	(3,644)	12.0%
Loss on early extinguishment of debt	(2,415)	—	(2,415)	100.0%
Other income / (expense), net	1,772	(2,045)	3,817	(186.7)%
Total other income/(expense), net	$(33,418)	$(31,519)	$(1,899)	6.0%

Interest Expense

The increase in Interest expense of $3.6 million was primarily due to (i) amortization of unrealized losses on interest rate hedges of $1.8 million beginning in April 2020 and (ii) higher interest expense on long-term debt of $1.9 million due to higher rates and a higher average debt balance.

Loss on Early Extinguishment of Debt

The increase in Loss on Early Extinguishment of Debt of $2.4 million was primarily due to a make-whole premium and write-off of deferred financing costs due to the redemption of $405 million of 2020 IPALCO Notes and $65 million IPALCO Term Loan in the second quarter of 2020.

Other Income/(Expense), Net

The increase in Other income/(expense), net of $3.8 million was primarily due to a decrease in defined benefit plan costs of $4.0 million due to a higher expected return on plan assets compared to prior year due to higher plan asset balances from 2019 market performance and changes to investment mix.

Comparison of six months ended June 30, 2020 and six months ended June 30, 2019

Revenues

Revenues during the six months ended June 30, 2020 decreased $54.3 million compared to the same period in 2019, which resulted from the following changes (dollars in thousands):

	Six Months Ended
	June 30,			Percentage
	2020	2019	Change	Change
Revenues:
Retail revenues	$647,147	$699,084	$(51,937)	(7.4)%
Wholesale revenues	15,809	17,107	(1,298)	(7.6)%
Miscellaneous revenues	5,929	6,987	(1,058)	(15.1)%
Total revenues	$668,885	$723,178	$(54,293)	(7.5)%

Heating degree days:
Actual	3,074	3,306	(232)	(7.0)%
30-year average	3,290	3,297

Cooling degree days:
Actual	342	312	30	9.6%
30-year average	310	309

Retail Revenues

The decrease in retail revenues of $51.9 million was primarily due to the following (in millions):

Volume:
Net decrease in the volume of kWh sold, primarily due to milder weather in our service territory and lower demand resulting from impacts of COVID-19	$(33.2)
Price:
Net decrease in the weighted average price of retail kWh sold, primarily due to lower fuel revenues, including a $5.4 million reduction due to excess earnings under FAC provisions (see Note 2, "Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income" to the Financial Statements for more information), partially offset by favorable block rate(1) and other retail rate variances	(20.0)

Other	1.3

Net decrease in retail revenues	$(51.9)
(1)Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases and vice versa.

Wholesale Revenues

The decrease in wholesale revenues of $1.3 million was primarily due to a $1.5 million decrease in the weighted average price per kWh sold; partially offset by a $0.2 million volume increase. We sold 674.2 million kWh in the wholesale market during the first half of 2020 compared to 665.4 million kWh during the first half of 2019. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the six months ended June 30, 2020 compared to the same period in 2019 (in thousands):

	Six Months Ended
	June 30,
	2020	2019	$ Change	% Change
Operating costs and expenses:
Fuel	$112,139	$161,016	$(48,877)	(30.4)%
Power purchased	78,549	69,643	8,906	12.8%
Operation and maintenance	200,248	215,807	(15,559)	(7.2)%
Depreciation and amortization	121,807	119,566	2,241	1.9%
Taxes other than income taxes	23,664	20,966	2,698	12.9%
Total operating costs and expenses	$536,407	$586,998	$(50,591)	(8.6)%

Fuel

The decrease in fuel costs of $48.9 million was primarily due to (i) a $30.1 million decrease due to the lower price of natural gas consumed versus the comparable period driven by decreased market prices, (ii) a $16.3 million decrease in the quantity of fuel consumed versus the comparable period, and (ii) a $7.0 million decrease due to the lower price of coal consumed versus the comparable period, partially offset by (iv) a $4.5 million increase from deferred fuel costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. For further discussion, please see Note 2, "Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income” to the Financial Statements of this Form 10-Q. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The increase in purchased power costs of $8.9 million was primarily due to (i) a 66% increase in the volume of power purchased during the period ($38.1 million), partially offset by (ii) a $28.6 million decrease in the market price of purchased power. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The primary driver for the $38.1 million volume increase was due to IPL's generation units running less frequently during the second quarter of 2020 due to lower market prices of purchased power. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The decrease in Operation and maintenance of $15.6 million was mostly attributed to (i) decreased maintenance expenses of $8.3 million primarily due to decreased outage costs, (ii) lower steam power expenses of $2.7 million, (iii) lower meter reading and bill collection costs of $1.2 million, and (iv) lower transmission related charges of $0.6 million.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the six months ended June 30, 2020 compared to the same period in 2019 (in thousands):

	Six Months Ended
	June 30,
	2020	2019	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$2,017	$1,728	$289	16.7%
Interest expense	(64,016)	(60,773)	(3,243)	5.3%
Loss on early extinguishment of debt	(2,415)	—	(2,415)	100.0%
Other income / (expense), net	1,979	(5,273)	7,252	(137.5)%
Total other income/(expense), net	$(62,435)	$(64,318)	$1,883	(2.9)%

Interest Expense

The increase in Interest expense of $3.2 million was primarily due to (i) amortization of unrealized losses on interest rate hedges of $1.8 million beginning in April 2020 and (ii) higher interest expense on long-term debt of $1.5 million due to higher rates and a higher average debt balance.

Loss on Early Extinguishment of Debt

The increase in Loss on Early Extinguishment of Debt of $2.4 million was primarily due to a make-whole premium and write-off of deferred financing costs due to the redemption of $405 million of 2020 IPALCO Notes and $65 million IPALCO Term Loan in the second quarter of 2020.

Other Income/(Expense), Net

The increase in Other income/(expense), net of $7.3 million was primarily due to a decrease in defined benefit plan costs of $8.0 million due to a higher expected return on plan assets compared to prior year due to higher plan asset balances from 2019 market performance and changes to investment mix.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2020 and beyond, we expect that our financial results will be driven primarily by retail demand, weather and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:

•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•timely recovery of capital expenditures.

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 180 countries, including every state in the U.S. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the U.S. declared a national emergency with respect to COVID-19. On March 19, 2020, the Governor of Indiana issued an Executive Order prohibiting electric utilities, including us, from discontinuing electric utility service to customers, which has been extended through August 14, 2020.

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

In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. We expect to continue to experience impacts for the remainder of 2020, and any such impacts during that time or in other future periods could have material and adverse effects on our results of operations, financial condition and cash flows. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see "Part II, Item 1A - Risk Factors" of this Form 10-Q.

Business Continuity - As the COVID-19 pandemic progresses, we are taking a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue to respond to this global crisis through comprehensive measures to protect our employees and others while fulfilling our vital role in providing our customers with electric energy. While there have been stay-at-home restrictions in place in Indiana, our operations are considered essential and have not been significantly disrupted. Stay-at-home restrictions have been lifted in our service territory and non-essential employees are beginning to return to work at our locations in stages. Most of our management and administrative personnel are able to work remotely, and we have not experienced significant issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information.

Demand - The economic impact of the pandemic started to materialize in Indiana in the second half of March and more so in the second quarter of 2020. For the three and six months ending June 30, 2020, the COVID-19 pandemic primarily impacted our retail sales demand. For small commercial and industrial and large commercial and industrial customers, weather-normalized volumes of kWh sold decreased by 10.3% and 11.0%, respectively, for the three months ended June 30, 2020 as compared to the same period in the prior year. For residential customers, weather-normalized volumes of kWh sold increased by 6.6% for the three months ended June 30, 2020 as compared to the same period in the prior year. See Note 10, "Revenue" to the Financial Statements for a disaggregation of retail revenues by customer class. The declines for small and large commercial and industrial customers were more severe in April and May, and partially recovered in June as stay-at-home orders were lifted, while the increase for residential stayed consistent. While we cannot predict the length and magnitude of the pandemic or how it could ultimately impact global or local economic conditions, continuous and/or further declines in future demand would adversely impact our financial results for 2020 and beyond.

Liquidity - We anticipate having sufficient liquidity to make all required payments, including payments for salaries and wages owed to our employees, during the pandemic. We do not foresee a significant impact to our access to capital or our liquidity position as a result of the pandemic. During the three months ended June 30, 2020, IPALCO accessed the capital markets to issue $475 million in principal amount of 4.25%, ten-year notes, which has been used to repay IPALCO debt due to mature in 2020. For further discussion of our financial condition, liquidity, and capital requirements, see "Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" of this Form 10-Q.

Credit Exposures - We continue to monitor and manage our credit exposures in a prudent manner. During the three months ended June 30, 2020, we experienced credit-related impacts from utility customers due to the prohibition of electric utilities, including us, from discontinuing electric utility service to customers and due to the economic impacts of the COVID-19 pandemic. This has resulted in an increase in past due customer receivable balances, and our allowance for credit losses has increased $3.0 million during the second quarter of 2020. We expect significant economic disruptions from the COVID-19 pandemic potentially for the remainder of 2020 and beyond. If these disruptions occur, further deterioration in our credit exposures and customer collections could result. See Note 2, "Regulatory Matters" for a discussion of regulatory measures which mitigate this impact.

Supply Chain - Our supply chain management has remained robust during this challenging time and we continue to closely manage and monitor developments.

Capital Projects - During the COVID-19 pandemic, our construction projects are proceeding without material delays. For further discussion of our capital requirements, see "Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" of this Form 10-Q.

CARES Act - The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, certain elements, primarily the deferral of payroll taxes, may provide some cash benefits in the near term.

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

U.S. Executive Order Regarding Power Equipment

On May 1, 2020, President Trump issued an executive order banning transactions involving the acquisition, importation, transfer, or installation of certain equipment to be used in connection with the operation of the U.S. interconnected transmission network and electric generation facilities needed to maintain transmission reliability.  The ban would apply if such equipment is designed, manufactured or supplied by any company that is subject to, or controlled by, the jurisdiction of a country considered by the U.S. to be a foreign adversary and such transaction would pose an unacceptable risk to the national security of the U.S. (the “Executive Order”). We are reviewing the Executive Order and will consider the rules and regulations to be issued pursuant to this Executive Order when they become available, including rules and regulations that may define foreign adversaries, such as China, under the Executive Order or identify equipment or vendors that are exempt from any restrictions under the Executive Order. At this time, the impact of this Executive Order on our business is uncertain.

Waste Management and CCR

The EPA's final CCR rule became effective in October 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The EPA has indicated that they will implement a phased approach to amending the CCR rule. On March 3, 2020, the EPA published proposed amendments to the CCR rule titled “A Holistic Approach to Closure Part B” which would address the beneficial use of CCR for closure of ash ponds subject to forced closure per the CCR Rule. This could impact IPL's Petersburg plant's ability to use CCR for closure of ash ponds. On February 20, 2020, the US EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. On July 29, 2020, EPA released a pre-publication version of final amendments to the CCR rule title “A Holistic Approach to Closure Part A: Deadline to Initiate Closure,” which we are still reviewing. The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, “Property, Plant and Equipment - ARO” to the Financial Statements in IPALCO's 2019 Form 10-K for further information.

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

CSAPR

CSAPR, which became effective in January 2015, addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The CSAPR is implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the EPA. In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and accordingly, the EPA issued federal implementation plans that both generally provide updated CSAPR NOx ozone season emission budgets for electric generating units within these states and that implement these budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation began in the 2017 ozone season (May through September 2017). Affected facilities receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of October 2016 CSAPR Update Rule to the EPA. On December 2018, EPA determined that the 2016 CSAPR Update Rule fully satisfied 20 states (including Indiana) good neighbor obligations with respect to the 2008 Ozone NAAQS (“CSAPR Close-Out Rule”), obviating the need for EPA to promulgate Federal Implementation Plans (FIPs) in these states. In October 2019, the D.C. Circuit vacated and remanded the CSAPR Close-Out Rule. On July 28, 2020, the D.C. Circuit ordered EPA to issue FIPs addressing seven states’ (including Indiana) outstanding 2008 NAAQS “good neighbor” obligations by March 15, 2021.

With respect to these standards and requirements, there has not been a significant impact to date. However at this time we cannot predict what the impact will be in future years or if there will be an impact resulting from future rulemakings or legal outcomes, but it could be material.

NAAQS

SO2. In 2010, a new one-hour SO2 primary NAAQS became effective. In 2013, the EPA published in the Federal Register its final designations, which include portions of Marion, Morgan, and Pike counties as nonattainment with respect to the one-hour SO2 standard. In 2015, IDEM published its final rule establishing reduced SO2 limits for IPL facilities in accordance with the new one-hour standard, for the areas in which IPL’s Harding Street, Petersburg, and Eagle Valley generating stations operate, with compliance required by January 1, 2017. Improvements to the existing FGD systems at Petersburg station were required to meet the emission limits imposed by the rule. The rule has not impacted IPL’s Eagle Valley or Harding Street generating stations as these facilities ceased coal combustion in advance of the compliance date.

On August 15, 2018, the EPA proposed to approve Indiana's State Implementation Plan (SIP) addressing attainment of the 2010 SO2 standard for certain locations including those of IPL's Harding Street and Petersburg Generating Stations. On March 22, 2019, the EPA finalized approval of Indiana's attainment plan for the area that includes Harding Street. Effective May 21, 2020, the EPA finalized the redesignation of Marion County to attainment of the SO2 NAAQS. On July 14, 2020, the EPA proposed redesignation of Morgan County to attainment of the SO2 NAAQS. The EPA has not approved the attainment plan for the area that includes Petersburg. Instead IDEM has imposed additional SO2 limits on Petersburg through a Commissioner's Order issued July 31, 2019. On September 18, 2019, IDEM requested EPA approval of those limits as part of the SIP. On February 24, 2020, EPA proposed to approve those limits. Once the limits are approved as part of the SIP, IDEM can resubmit the attainment plan for EPA approval for the area that includes Petersburg.

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

In March 2018, the state of New York submitted a petition to the EPA pursuant to Section 126 of the CAA requesting new limitations on NOx emissions from dozens of upwind generating stations, including IPL's Petersburg, Harding Street, and Eagle Valley stations on the basis that they are contributing significantly to New York’s ability to meet the 2008 ozone NAAQS. On October 18, 2019, the EPA published final denial of the petition. On July 14, 2020, the D.C. Circuit Court vacated and remanded EPA’s denial of the petition. EPA must now issue a new decision based on the Court’s decision. If the Section 126 petition is ultimately granted, our units could be subject to additional requirements, which could be material. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful.

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

On April 15, 2020, in a proceeding involving the construction of the Keystone XL pipeline, the U.S. District Court for the District of Montana (Montana District Court) vacated NWP 12 and enjoined its application. On April 27, 2020, the Corps moved for the Montana District Court to stay pending appeal those portions of the April 15, 2020 order that vacate NWP 12 and enjoin its application. In the alternative, the Corps asked the Montana District Court to stay its vacatur and injunction as they relate to anything other than the Keystone XL pipeline. On May 11, 2020, following request from the Corps, the Montana District Court amended its order to vacate NWP 12 only for oil and gas pipeline construction projects, allowing electric utility T&D projects to continue. On May 13, the Corps appealed the Montana District Court decision with the Ninth Circuit Court and requested a stay. On May 28, 2020, the Ninth Circuit denied a motion to stay. On June 16, 2020, the Solicitor General, on behalf of the U.S. Army Corps of Engineers, filed an application with the U.S. Supreme Court asking the Court to stay the district court order that vacated and enjoined the Corps from issuing authorizations under NWP 12 as it relates to the construction of new oil and gas pipelines. On July 6, 2020, the U.S. Supreme Court stayed the district court order, allowing the use of NWP 12 for oil and gas pipeline projects except for Keystone XL. It is too early to determine whether future outcomes or decisions related to this matter may have a material impact on our business, financial condition or results of operations.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of June 30, 2020, we had unrestricted cash and cash equivalents of $33.5 million and available borrowing capacity of $220 million under our unsecured revolving Credit Agreement. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2022. In December 2018, we received an order from the IURC granting us authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt and refinance up to $185 million in existing indebtedness, all of which authority remains available under the order as of June 30, 2020. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of June 30, 2020. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of June 30, 2020. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

IPL First Mortgage Bonds

IPL has $95 million of 3.875% IPL first mortgage bonds that are due August 1, 2021. For further discussion, please see Note 5, “Debt - IPL First Mortgage Bonds.”

IPL Unsecured Notes

IPL has $90 million of unsecured notes due December 22, 2020. For further discussion, please see Note 5, “Debt -
IPL Unsecured Notes.”

IPALCO’s Senior Secured Notes and Term Loan

In April 2020, IPALCO completed the sale of the $475 million 2030 IPALCO Notes priced at 4.25%, with the net proceeds from this offering used to retire the Term Loan on April 14, 2020. The remaining net proceeds, together with cash on hand, were used to redeem the 2020 IPALCO Notes on May 14, 2020, and to pay certain related fees, expenses and make-whole premiums. For further discussion, please see Note 5, “Debt - IPALCO's Senior Secured Notes and Term Loan.”

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change
Net cash provided by operating activities	$146,323	$150,878	$(4,555)
Net cash used in investing activities	(113,441)	(114,912)	1,471
Net cash used in financing activities	(28,183)	(57,760)	29,577
Net change in cash and cash equivalents	4,699	(21,794)	26,493
Cash, cash equivalents and restricted cash at beginning of period	48,552	33,599	14,953
Cash, cash equivalents and restricted cash at end of period	$53,251	$11,805	$41,446

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change
Net income	$55,106	$56,698	$(1,592)
Depreciation and amortization	121,807	119,566	2,241
Deferred income taxes and investment tax credit adjustments - net	860	16,350	(15,490)
Other adjustments to net income	2,485	325	2,160
Net income, adjusted for non-cash items	180,258	192,939	(12,681)
Net change in operating assets and liabilities(1)	(33,935)	(42,061)	8,126
Net cash provided by operating activities	$146,323	$150,878	$(4,555)

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was driven by changes in the following (in thousands):

Increase from accrued taxes payable/receivable primarily due to lower tax sharing payments and higher current tax expense in the current year	$45,895
Decrease from inventories primarily due to higher inventory balances as IPL's generation units ran less frequently during the second quarter of 2020	(26,762)
Increase from accounts payable is primarily due to timing of payments	6,865
Decrease from short-term and long-term regulatory assets and liabilities is primarily due to a decrease in the ECCRA regulatory liability as we return certain benefits to customers	(6,506)
Decrease from accounts receivable is primarily due to timing of collections	(6,227)
Decrease from pension and other postretirement benefit obligations is primarily due to higher expected return on plan assets	(6,173)
Other	1,034
Net change in operating assets and liabilities	$8,126

Investing Activities

Net cash used in investing activities decreased $1.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, which was primarily driven by (in thousands):

Lower cash outflows for capital expenditures due primarily to lower maintenance and growth related capital expenditures	$14,762
Higher cash outflows on cost of removal and regulatory recoverable ARO payments primarily due to timing of such payments	(12,863)
Other	(428)
Net change in investing activities	$1,471

Financing Activities

Net cash used in financing activities decreased $29.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, which was primarily driven by (in thousands):

Increase from long-term borrowings, net of discount due primarily to the April 2020 issuance of the $475.0 million 4.25% 2030 senior secured notes	$474,568
Decrease from retirement of long-term debt, including early payment premium primarily due to the April 2020 retirement of a $65.0 million Term Loan, and the May 2020 retirement of the $405.0 million 3.45% Senior Secured Notes	(472,135)
Increase from short-term debt borrowings due to higher draws on IPL's line of credit in 2020	20,000
Other	7,144
Net change in financing activities	$29,577

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2020 through 2022 (including amounts already expended in the first six months of 2020) is currently estimated to cost approximately $1.1 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2020	2021	2022	from 2020 through 2022
Transmission and distribution related additions, improvements and extensions	$208	$277	$307	$792	(1)
Power plant related projects	61	59	70	190
Other miscellaneous equipment	31	42	41	114
Total estimated costs of capital expenditure program	$300	$378	$418	$1,096

(1) Additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

Additionally, estimated capital expenditure spending on environmental compliance costs for the three-year period from 2020 through 2022 includes the following (amounts in millions):

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project	Through June 30, 2020	of Project
NAAQS SO2 (1)	$27	$26	$1
Cooling water intake regulations (2)	$8	$2	$6

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
(a)Ratings relate to IPALCO’s Senior Secured Notes
(b)Ratings relate to IPL’s Senior Secured Bonds.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first six months of 2020 and 2019, IPALCO paid $53.2 million and $59.9 million, respectively, in dividends to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s Board of Directors deems relevant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2019 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2020, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

The following information is incorporated by reference into this Item: information about the legal proceedings contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1, Note 2, "Regulatory Matters" and Note 8, "Commitments and Contingencies" to IPALCO's Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2019, as supplemented in our Form 10-Q for the three months ended March 31, 2020. Except as described below, there has been no material change in our risk factors as previously disclosed in our 2019 Form 10-K and 2020 first quarter Form 10-Q. If any of the events described in our risk factors occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As part of the filing of this Quarterly Report Form on Form 10-Q, we are further revising, clarifying and supplementing our risk factors. The risk factor below amends and supersedes the risk factor that we filed in connection with the 2020 first quarter Form 10-Q and should be considered together with the other risk factors described in the 2019 Form 10-K.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 150 countries, including every state in the U.S. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the U.S. declared a national emergency with respect to COVID-19. On March 19, 2020, the Governor of Indiana issued an Executive Order prohibiting electric utilities, including us, from discontinuing electric utility service to customers, which the IURC extended through August 14, 2020.

The outbreak of COVID-19 has severely impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also will incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

•further decline in customer demand as a result of general decline in business activity;

•further destabilization of the markets and decline in business activity negatively impacting our customer growth or the number of customers in our service territory as well as our customers’ ability to pay for our services when due (or at all);

•delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of COVID-19 related expenses and losses and the review and approval of our applications, rates and charges by the IURC;

•difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;

•negative impacts on the health of our essential personnel, especially if a significant number of them are affected, and on our operations as a result of implementing stay-at-home, quarantine and other social distancing measures;

•a deterioration in our ability to ensure business continuity during a disruption, including increased cybersecurity attacks related to the work-from-home environment;

•delays or inability to access, transport and deliver fuel or other materials to our facilities due to restrictions on business operations or other factors affecting us and our third-party suppliers;

•the inability to hedge the entire exposure of our operations from availability and cost of fuel and other commodities that experience significant volatility;

•delays or inability to access equipment or the availability of personnel to perform planned and unplanned maintenance, which can, in turn, lead to disruption in operations;

•delays or inability in achieving our financial goals, growth strategy and digital transformation; and

•delays in the implementation of expected rules and regulations, including with respect to the TCJA.

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

4.1
Indenture between IPALCO Enterprises, Inc. and U.S. Bank National Association, as Trustee, dated April 14, 2020 for the 4.250% Senior Secured Notes due 2030 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's April 14, 2020 Form 8-K)

4.2
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated April 14, 2020 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended and supplemented (Incorporated by reference to Exhibit No. 4.2 to IPALCO's April 14, 2020 Form 8-K)

4.3
Registration Rights Agreement, dated April 14, 2020, among IPALCO Enterprises, Inc. and J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the initial purchasers of the Notes (Incorporated by reference to Exhibit No. 4.3 to IPALCO's April 14, 2020 Form 8-K)

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

IPALCO ENTERPRISES, INC.

Date:	August 5, 2020	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2020	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(Principal Accounting Officer)