Form 10-Q
period 2020-09-30
IPALCO ENTERPRISES, INC.
filed 2020-11-06
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

At November 5, 2020, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2020

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2018 Base Rate Order	The order issued in October 2018 by the IURC authorizing IPL to, among other things, increase its basic rates and charges by $43.9 million annually
2019 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% Senior Secured Notes due May 1, 2030
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
COVID-19	The disease caused by the novel coronavirus that caused a global pandemic in 2020.
CPP	Clean Power Plan
Credit Agreement	$250 million IPL Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of June 19, 2019
CSAPR	Cross-State Air Pollution Rule
Cumulative Deficiencies
Cumulative Net Operating Income Deficiencies. The Cumulative Deficiencies calculation provides that only five years' worth of historical earnings deficiencies or surpluses are included, unless it has been greater than five years since the most recent rate case.

CWA	U.S. Clean Water Act
DOJ	U.S. Department of Justice
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IRP	Integrated Resource Plan
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide

NSR	New Source Review
NWP 12	Nationwide Permit 12
OUCC	Indiana Office of Utility Consumer Counselor
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
T&D	Transmission & Distribution
Term Loan	$65 million IPALCO Term Loan Facility Credit Agreement, dated as of October 31, 2018
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUES	$356,088	$398,456	$1,024,973	$1,121,634

OPERATING COSTS AND EXPENSES:
Fuel	73,901	93,217	186,040	254,233
Power purchased	26,987	31,840	105,536	101,483
Operation and maintenance	100,455	105,975	300,703	321,782
Depreciation and amortization	62,359	60,373	184,166	179,939
Taxes other than income taxes	10,399	12,943	34,063	33,909
Total operating costs and expenses	274,101	304,348	810,508	891,346

OPERATING INCOME	81,987	94,108	214,465	230,288

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,099	810	3,116	2,538
Interest expense	(32,741)	(30,620)	(96,757)	(91,393)
Loss on early extinguishment of debt	—	—	(2,415)	—
Other income / (expense), net	935	(2,704)	2,914	(7,977)
Total other income / (expense), net	(30,707)	(32,514)	(93,142)	(96,832)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	51,280	61,594	121,323	133,456

Less: Income tax expense	10,981	13,088	25,918	28,252
NET INCOME	40,299	48,506	95,405	105,204

Less: Dividends on preferred stock	803	803	2,410	2,410
NET INCOME APPLICABLE TO COMMON STOCK	$39,496	$47,703	$92,995	$102,794

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income applicable to common stock	$39,496	$47,703	$92,995	$102,794

Derivative activity:
Change in derivative fair value, net of income tax (charge)/benefit of $(1,278), $4,322, $12,632 and $10,188, for each respective period	3,707	(12,534)	(36,632)	(29,722)
Reclassification to earnings, net of income tax benefit of $463, $0, $926 and $0, for each respective period	1,344	—	2,688	—
Net change in fair value of derivatives	5,051	(12,534)	(33,944)	(29,722)

Other comprehensive income / (loss)	5,051	(12,534)	(33,944)	(29,722)

Net comprehensive income	$44,547	$35,169	$59,051	$73,072

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,815	$48,152
Restricted cash	20,513	400
Accounts receivable, net of allowance for credit losses of $3,520 and $921, respectively	158,560	161,090
Inventories	95,652	83,569
Regulatory assets, current	41,663	37,398
Taxes receivable	22,203	23,670
Prepayments and other current assets	23,424	17,264
Total current assets	400,830	371,543
NON-CURRENT ASSETS:
Property, plant and equipment	6,490,135	6,398,612
Less: Accumulated depreciation	2,533,889	2,414,652
	3,956,246	3,983,960
Construction work in progress	179,330	130,609
Total net property, plant and equipment	4,135,576	4,114,569
OTHER NON-CURRENT ASSETS:
Intangible assets - net	58,099	64,861
Regulatory assets, non-current	341,066	355,614
Other non-current assets	22,729	22,082
Total other non-current assets	421,894	442,557
TOTAL ASSETS	$4,958,300	$4,928,669
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (Note 5)	$234,853	$559,199
Accounts payable	118,392	128,521
Accrued taxes	27,231	22,012
Accrued interest	44,195	35,334
Customer deposits	27,747	34,635
Regulatory liabilities, current	46,871	52,654
Derivative liabilities, current	—	26,560
Accrued and other current liabilities	19,989	23,300
Total current liabilities	519,278	882,215
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	2,467,139	2,092,430
Deferred income tax liabilities	266,243	272,861
Taxes payable	7,875	4,658
Regulatory liabilities, non-current	836,976	846,430
Accrued pension and other postretirement benefits	14,166	19,344
Asset retirement obligations	199,130	204,219
Derivative liabilities, non-current	75,824	—
Other non-current liabilities	226	252
Total non-current liabilities	3,867,579	3,440,194
Total liabilities	4,386,857	4,322,409
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
Paid in capital	589,911	590,784
Accumulated other comprehensive loss	(53,694)	(19,750)
Accumulated deficit	(24,558)	(24,558)
Total common shareholders' equity	511,659	546,476
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	571,443	606,260
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,958,300	$4,928,669

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,405	$105,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,166	179,939
Amortization of deferred financing costs and debt discounts	3,006	3,081
Deferred income taxes and investment tax credit adjustments - net	(2,001)	15,109
Allowance for equity funds used during construction	(3,116)	(2,538)
Loss on early extinguishment of debt	2,415	—
Change in certain assets and liabilities:
Accounts receivable	2,530	(5,117)
Inventories	(16,652)	7,688
Accounts payable	(24,228)	(46,063)
Accrued and other current liabilities	(9,041)	3,560
Accrued taxes payable/receivable	9,904	(9,670)
Accrued interest	8,861	2,965
Pension and other postretirement benefit expenses	(5,179)	4,082
Short-term and long-term regulatory assets and liabilities	828	2,213
Prepayments and other current assets	(6,159)	(3,576)
Other - net	421	2,895
Net cash provided by operating activities	241,160	259,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(149,369)	(126,066)
Project development costs	(1,848)	(1,268)
Cost of removal and regulatory recoverable ARO payments	(29,483)	(14,067)
Other	119	278
Net cash used in investing activities	(180,581)	(141,123)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	80,000	10,000
Repayments under revolving credit facilities	(30,000)	(10,000)
Long-term borrowings, net of discount	474,568	—
Retirement of long-term debt, including early payment premium	(472,135)	—
Distributions to shareholders	(93,993)	(94,699)
Preferred dividends of subsidiary	(2,410)	(2,410)
Deferred financing costs paid	(5,664)	—
Payments for financed capital expenditures	(51)	(5,616)
Other	(118)	(710)
Net cash used in financing activities	(49,803)	(103,435)
Net change in cash, cash equivalents and restricted cash	10,776	15,214
Cash, cash equivalents and restricted cash at beginning of period	48,552	33,599
Cash, cash equivalents and restricted cash at end of period	$59,328	$48,813

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$81,073	$85,602
Income taxes	27,000	23,600
Non-cash investing activities:
Accruals for capital expenditures	$49,569	$13,115

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholders' Equity
and Noncontrolling Interest
For the Three and Nine Months Ended September 30, 2020 and 2019
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
2020
Beginning Balance	$590,784	$(19,750)	$(24,558)	$546,476	$59,784
Net comprehensive loss	—	(36,313)	35,180	(1,133)	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(26,631)	(26,631)	—
Other	49	—	—	49	—
Balance at March 31, 2020	590,833	(56,063)	(16,009)	518,761	59,784
Net comprehensive income	—	(2,682)	18,319	15,637	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders	—	—	(26,596)	(26,596)	—
Other	37	—	—	37	—
Balance at June 30, 2020	$590,870	$(58,745)	$(24,286)	$507,839	$59,784
Net comprehensive income	—	5,051	39,496	44,547	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders(1)	(998)	—	(39,768)	(40,766)	—
Other	39	—	—	39	—
Balance at September 30, 2020	$589,911	$(53,694)	$(24,558)	$511,659	$59,784

2019
Beginning Balance	$597,824	$—	$(24,558)	$573,266	$59,784
Net comprehensive income	—	(5,539)	40,982	35,443	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(31,590)	(31,590)	—
Other	34	—	—	34	—
Balance at March 31, 2019	597,858	(5,539)	(15,166)	577,153	59,784
Net comprehensive income	—	(11,649)	14,109	2,460	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders	—	—	(28,345)	(28,345)	—
Other	59	—	—	59	—
Balance at June 30, 2019	$597,917	$(17,188)	$(29,402)	$551,327	$59,784
Net comprehensive income	—	(12,534)	47,703	35,169	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(34,764)	(34,764)	—
Other	54	—	—	54	—
Balance at September 30, 2019	$597,971	$(29,722)	$(16,463)	$551,786	$59,784

  1) I (1) IPALCO made return of capital payments of $1.0 million during the three months ended September 30, 2020 for the portion of current year distributions to shareholders in excess of current year net income.

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 510,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of September 30, 2020, IPL’s net electric generation capacity for winter is 3,705 MW and net summer capacity is 3,560 MW.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2020	2019
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$38,815	$48,152
Restricted cash	20,513	400
Total cash, cash equivalents and restricted cash	$59,328	$48,552

Accounts Receivable

The following table summarizes our accounts receivable balances at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(In Thousands)
Accounts receivable, net
Customer receivables	$97,018	$90,747
Unbilled revenue	54,829	65,822
Amounts due from related parties	5,645	2,717
Other	4,588	2,725
Allowance for credit losses	(3,520)	(921)
Total accounts receivable, net	$158,560	$161,090

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2020 (in Thousands):

	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at September 30, 2020
Allowance for credit losses	$921	$4,365	$(5,124)	$3,358	$3,520

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of September 30, 2020. Amounts are written off when reasonable collections efforts have been exhausted. An Executive Order issued by the Governor of Indiana on March 19, 2020 and extended by the IURC prohibited electric utilities, including us, from discontinuing electric utility service to customers through August 14, 2020 due to the economic impacts of COVID-19. This order along with the economic impacts of COVID-19 has resulted in an increase in past due customer receivable balances, and thus the current period provision and the allowance for credit losses has increased during 2020. Please see additional discussion in Note 2, "Regulatory Matters - IURC COVID-19 Orders” and Note 12, "Risks and Uncertainties - COVID-19 Pandemic."

Inventories

The following table summarizes our inventories balances at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(In Thousands)
Inventories
Fuel	$36,154	$26,907
Materials and supplies	59,498	56,662
Total inventories	$95,652	$83,569

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of Accumulated Other Comprehensive Loss by component during the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Gains and losses on cash flow hedges (Note 4):	Interest expense	$(1,807)	$—	$(3,614)	$—
	Income tax expense	$463	$—	$926	$—
Total reclassifications for the period, net of income taxes		$(1,344)	$—	$(2,688)	$—

The changes in the components of Accumulated Other Comprehensive Income/(Loss) during the nine months ended September 30, 2020 are as follows (in thousands):

Gains and losses on cash flow hedges (Note 4):	Nine Months Ended September 30,
Balance at January 1	$(19,750)
Other comprehensive loss before reclassifications	$(36,632)
Amounts reclassified from AOCI to earnings	$2,688
Balance at September 30	$(53,694)

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

2. REGULATORY MATTERS

TDSIC

On March 4, 2020, the IURC issued an order approving the projects in a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. On June 18, 2020, IPL filed its first annual TDSIC rate adjustment for a return on and of investments through March 31, 2020. On October 14, 2020, the IURC issued an order approving this TDSIC rate adjustment, which will be reflected in rates effective November 2020.

FAC and Authorized Annual Jurisdictional Net Operating Income

As discussed in Note 2, "Regulatory Matters" of IPALCO's 2019 Form 10-K, in each of the last three calendar years IPL has reported earnings in excess of the authorized level for each of the four quarterly reporting periods in those years, however IPL was not required to reduce its fuel cost recovery because of its Cumulative Deficiencies. During 2020, IPL’s Cumulative Deficiencies were exhausted and thus IPL was required to accrue a regulatory liability of $7.3 million as of September 30, 2020. This is recorded within "Regulatory liabilities, current" on the accompanying Unaudited Condensed Consolidated Balance Sheets and as a reduction to revenue on the Unaudited Condensed Consolidated Statements of Operations.

IURC COVID-19 Orders

In its June 29, 2020 order, the IURC extended the disconnection moratorium for IURC-jurisdictional utilities through August 14, 2020, which has lapsed. Additionally, the IURC authorized Indiana utilities to use regulatory accounting for any impacts associated with prohibiting utility disconnections, waiver or exclusion of certain utility fees (i.e., late fees, convenience fees, deposits, and reconnection fees), and also required utilities to use expanded payment arrangements to aid customers. The IURC also authorized regulatory accounting treatment for COVID-19 related uncollectible and incremental bad debt expense.

On August 12, 2020, the IURC required all jurisdictional utilities to continue offering extended payment arrangements for a minimum of six months to all customers for an additional 60 days, until October 12, 2020, which the IURC again extended through December 31, 2020 for residential customers on October 27, 2020. The IURC also continued to suspend the collection of certain utility fees (late fees, deposits, and disconnection/reconnection fees) from residential customers for an additional 60 days, until October 12, 2020, which has lapsed. Utilities were allowed to resume charging convenience fees as set forth in the rate and charges established in their Commission-approved tariffs.

As a result of these orders, IPL has recorded a $5.4 million regulatory asset as of September 30, 2020. Additionally, IPL implemented and extended flexible payment assistance plans to customers during the third quarter of 2020.

Phase Two of the IURC investigation is expected to focus on longer-term issues related to COVID-19. Among other things, the issues may include consideration of appropriate methodology to review the reasonableness, necessity, and prudency of any COVID-19-related cost recovery requests in future rate cases. For further discussion on the COVID-19 pandemic, see Note 12, "Risks and Uncertainties - COVID-19 Pandemic".

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

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Unaudited Condensed Consolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the periods covered by this report. Any unrealized gains or losses are recorded in "Other income / (expense), net" on our Unaudited Condensed Consolidated Statements of Operations.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at September 30, 2020 and December 31, 2019 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at September 30, 2020	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$20	$20	$—	$—
Mutual funds	3,069	—	3,069	—
Total VEBA investments	3,089	20	3,069	—
Financial transmission rights	1,132	—	—	1,132
Total financial assets measured at fair value	$4,221	$20	$3,069	$1,132
Financial liabilities:
Interest rate hedges	$75,824	$—	$75,824	$—
Total financial liabilities measured at fair value	$75,824	$—	$75,824	$—

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2019	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$25	$25	$—	$—
Mutual funds	2,854	—	2,854	—
Total VEBA investments	2,879	25	2,854	—
Financial transmission rights	864	—	—	864
Total financial assets measured at fair value	$3,743	$25	$2,854	$864
Financial liabilities:
Interest rate hedges	$26,560	$—	$26,560	$—
Total financial liabilities measured at fair value	$26,560	$—	$26,560	$—

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	September 30, 2020		December 31, 2019
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,593,800	$3,187,023	$2,523,800	$2,876,140
Variable-rate	140,000	140,000	155,000	155,000
Total indebtedness	$2,733,800	$3,327,023	$2,678,800	$3,031,140

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $25.1 million and $20.7 million at September 30, 2020 and December 31, 2019, respectively; and

•unamortized discounts of $6.7 million and $6.5 million at September 30, 2020 and December 31, 2019, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, "Overview and Summary of Significant Accounting Policies - Financial Derivatives" and Note 5, "Derivative Instruments and Hedging Activities" to IPALCO’s 2019 Form 10-K.

At September 30, 2020, IPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	5,135	—	5,135
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

In March 2019, IPALCO entered into three forward interest rate swaps to hedge the interest rate risk associated with refinancing the IPALCO 2020 maturities. The three interest rate swaps had a combined notional amount of $400.0 million. In April 2020, we de-designated the swaps as cash flow hedges and froze the AOCL of $72.3 million at the date of de-designation. The interest rate swaps were then amended and re-designated as cash flow hedges to hedge the interest rate risk associated with refinancing the 2024 IPALCO Notes. The amended interest rate swaps have a combined notional amount of $400.0 million and will be settled when the 2024 IPALCO Notes are refinanced. The $72.3 million of AOCL associated with the interest rate swaps through the date of the amendment will be amortized out of AOCL into interest expense over the remaining life of the 2030 IPALCO Notes, while any changes in fair value associated with the amended interest rate swaps will be recognized in AOCL going forward.

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended September 30,
$ in thousands (net of tax)	2020	2019
Beginning accumulated derivative loss in AOCL	$(58,745)	$(17,188)

Net gains / (losses) associated with current period hedging transactions	3,707	(12,534)
Net losses reclassified to interest expense, net of tax	1,344	—
Ending accumulated derivative loss in AOCL	$(53,694)	$(29,722)

	Interest Rate Hedges for the Nine Months Ended September 30,
$ in thousands (net of tax)	2020	2019
Beginning accumulated derivative loss in AOCL	$(19,750)	$—

Net losses associated with current period hedging transactions	(36,632)	(29,722)
Net losses reclassified to interest expense, net of tax	2,688	—
Ending accumulated derivative loss in AOCL	$(53,694)	$(29,722)

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	48

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

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of September 30, 2020, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments:

Commodity	Hedging Designation	Balance sheet classification	September 30, 2020	December 31, 2019
Financial transmission rights	Not a Cash Flow Hedge	Prepayments and other current assets	$1,132	$864
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, current	$—	$26,560
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, non-current	$75,824	$—

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		September 30,	December 31,
Series	Due	2020	2019
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,042)	(6,156)
Deferred financing costs		(16,186)	(16,629)
Total IPL first mortgage bonds		1,691,572	1,691,015
IPL unsecured debt:
Variable - 1.047% (2)	December 2020	30,000	30,000
Variable - 1.047% (2)	December 2020	60,000	60,000
Deferred financing costs		(28)	(114)
Total IPL unsecured debt		89,972	89,886
Total Long-term Debt – IPL		1,781,544	1,780,901
Long-term Debt – IPALCO:
Term Loan	July 2020	—	65,000
3.45% Senior Secured Notes	July 2020	—	405,000
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	—
Unamortized discount – net		(649)	(313)
Deferred financing costs		(8,903)	(3,959)
Total Long-term Debt – IPALCO		870,448	870,728
Total Consolidated IPALCO Long-term Debt		2,651,992	2,651,629
Less: Current Portion of Long-term Debt		184,853	559,199
Net Consolidated IPALCO Long-term Debt		$2,467,139	$2,092,430

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

Line of Credit

As of September 30, 2020 and December 31, 2019, IPL had $50.0 million and $0.0 million in outstanding borrowings on the committed line of credit, respectively.

6. INCOME TAXES

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rate was 21.4% and 21.4% for the three and nine months ended September 30, 2020, respectively, as compared to 21.2% and 21.2% for the three and nine months ended September 30, 2019, respectively. These rates are lower than the combined federal and state statutory rate of 25.3% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of IPL, which was partially offset by the net tax expense related to the amortization of allowance for equity funds used during construction.

7. BENEFIT PLANS

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,068	$1,853	$6,204	$5,558
Interest cost	5,538	6,836	16,614	20,508
Expected return on plan assets	(9,445)	(7,477)	(28,335)	(22,431)
Amortization of prior service cost	920	956	2,758	2,869
Amortization of actuarial loss	2,029	2,770	6,086	8,311
Net periodic benefit cost	$1,110	$4,938	$3,327	$14,815

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $6.7 million and $6.4 million at September 30, 2020 and December 31, 2019, respectively, were not material to the Financial Statements in the periods covered by this report.

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

New Source Review and Other CAA NOVs

In October 2009, IPL received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleged violations of the CAA at IPL’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and non-attainment New Source Review (NSR) requirements under the CAA. In addition, on October 1, 2015, IPL received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at IPL Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of PSD, non-attainment NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. On August 31, 2020, IPL reached a settlement with the EPA, the DOJ and IDEM resolving the purported violations of the CAA with respect to

IPL's four coal-fired generation units currently operating at IPL's Petersburg location. The settlement agreement includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than IPL's current Title V air permit; payment of civil penalties totaling $1.525 million; a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.325 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If IPL does not meet this retirement obligation, it must install a Selective Non-Catalytic Reduction System (SNCR) on Unit 4. The Settlement Agreement is subject to final review and approval by the U.S. District Court for the Southern District of Indiana, following a 30-day public comment period, which began upon publication in the Federal Register. IPL has a contingent liability recorded related to these New Source Review and other CAA NOV matters.

9. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other nonutility business activities aggregated separately. The “All Other” nonutility category primarily includes the Term Loan, 2020 IPALCO Notes, 2024 IPALCO Notes and 2030 IPALCO Notes; approximately $2.8 million and $6.0 million of cash and cash equivalents as of September 30, 2020 and December 31, 2019, respectively; restricted cash of $20.1 million and $0.0 million as of September 30, 2020 and December 31, 2019, respectively; long-term investments of $3.1 million at September 30, 2020 and December 31, 2019, respectively; long-term liabilities for interest rate hedges of $75.8 million and $26.6 million as of September 30, 2020 and December 31, 2019, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of September 30, 2020 and December 31, 2019. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$356,088	$—	$356,088	$398,456	$—	$398,456
Depreciation and amortization	$62,359	$—	$62,359	$60,373	$—	$60,373
Interest expense	$21,725	$11,016	$32,741	$22,244	$8,376	$30,620
Earnings/(loss) from operations before income tax	$62,098	$(10,818)	$51,280	$69,881	$(8,287)	$61,594

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$1,024,973	$—	$1,024,973	$1,121,634	$—	$1,121,634
Depreciation and amortization	$184,166	$—	$184,166	$179,939	$—	$179,939
Interest expense	$65,527	$31,230	$96,757	$66,757	$24,636	$91,393
Earnings/(loss) from operations before income tax	$155,835	$(34,512)	$121,323	$158,153	$(24,697)	$133,456
Capital expenditures(1)	$149,420	$—	$149,420	$131,682	$—	$131,682

	As of September 30, 2020			As of December 31, 2019
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$4,942,923	$15,377	$4,958,300	$4,918,408	$10,261	$4,928,669

(1) Capital expenditures includes payments for financed capital expenditures of $0.1 million and $5.6 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

IPL’s revenue from contracts with customers was $350.5 million for the three months ended September 30, 2020 and $391.5 million for the three months ended September 30, 2019, respectively, and $1,004.8 million for the nine months ended September 30, 2020 and $1,100.4 million for the nine months ended September 30, 2019, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended	For the Three Months Ended
	September 30, 2020	September 30, 2019
Retail Revenues
Retail revenue from contracts with customers:
Residential	$145,407	$155,670
Small commercial and industrial	50,023	56,192
Large commercial and industrial	127,884	151,816
Public lighting	2,268	2,403
Other (1)	3,875	3,864
Total retail revenue from contracts with customers	329,457	369,945
Alternative revenue programs	5,225	6,478
Wholesale Revenues
Wholesale revenue from contracts with customers:	17,667	18,426
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	3,331	3,091
Other miscellaneous revenues (2)	408	516
Total Revenues	$356,088	$398,456

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Retail Revenues
Retail revenue from contracts with customers:
Residential	$428,568	$450,864
Small commercial and industrial	147,678	165,961
Large commercial and industrial	369,224	424,348
Public lighting	6,881	4,893
Other (1)	10,568	10,372
Total retail revenue from contracts with customers	962,919	1,056,438
Alternative revenue programs	18,910	19,069
Wholesale Revenues
Wholesale revenue from contracts with customers:	33,476	35,533
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	8,392	8,474
Other miscellaneous revenues (2)	1,276	2,120
Total Revenues	$1,024,973	$1,121,634

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers were $151.7 million and $155.0 million as of September 30, 2020 and December 31, 2019, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, though see Note 2, "Regulatory Matters - IURC COVID-19 Orders" for a discussion of the June 29, 2020 and August 12, 2020 IURC orders requiring expanded payment arrangements for customers.
Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $0.8 million as of September 30, 2020. During the three and nine months ended September 30, 2020, we recognized revenue of $0.3 million and $1.0 million related to this contract liability balance, respectively.

11. LEASES

LESSEE

The Company enters into long-term non-cancelable lease arrangements which are classified as either operating or finance leases; however, lease balances were not material to the Financial Statements in the periods covered by this report.

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Unaudited Condensed Consolidated Statements of Operations was $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and was $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Unaudited Condensed Consolidated Balance Sheet were $4.4 million and $0.8 million, respectively, as of September 30, 2020 and $4.3 million and $0.7 million, respectively, as of December 31, 2019.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of September 30, 2020.

The following table shows the future minimum lease receipts as of September 30, 2020 for the remainder of 2020 through 2024 and thereafter (in thousands):

Operating Leases
2020	$222
2021	886
2022	906
2023	906
2024	786
Thereafter	2,628
Total	$6,334

12. RISKS AND UNCERTAINTIES

COVID-19 Pandemic

The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures and social distancing measures as well as restricting travel. The State of Indiana implemented, among other things, stay-at-home and other social distancing measures to slow the spread of the virus, which has impacted energy demand within our service territory, though the stay-at-home restrictions have now been lifted in our service territory. Also, the Executive Order previously issued by the Governor of Indiana prohibiting electric utilities, including us, from discontinuing electric utility service to customers through August 14, 2020 has lapsed. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to generate, transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control.

As the economic impact of the COVID-19 pandemic started to materialize in Indiana in the second half of March and continued in the second and third quarters of 2020, the COVID-19 pandemic primarily impacted our retail sales demand as shown by the changes in weather-normalized volumes of kWh sold:

Customer class	For the three months ended September 30, 2020 compared to the same period in 2019	For the six months ended September 30, 2020 compared to the same period in 2019(1)	For the nine months ended September 30, 2020 compared to the same period in 2019
Residential	3.9%	5.1%	3.7%
Small commercial and industrial	(4.2)%	(7.0)%	(5.1)%
Large commercial and industrial	(7.9)%	(9.3)%	(7.3)%
1) This period most closely approximates the duration of the economic impact on our sales demand as a result of the COVID-19 pandemic.

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

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three and nine months ended September 30, 2020 reflect lower earnings from operations before income tax of $10.3 million, or 16.7% and $12.1 million, or 9.1%, respectively, primarily due to factors including, but not limited to:

•a net decrease in the volume of retail kWh sold mostly due to milder weather and lower demand due to the impact of COVID-19; and
•a reduction in revenues due to an accrued regulatory liability for excess earnings under FAC provisions.

These were partially offset by:

•a decrease in maintenance expenses; and
•lower pension costs.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUES	$356,088	$398,456	$1,024,973	$1,121,634

OPERATING COSTS AND EXPENSES:
Fuel	73,901	93,217	186,040	254,233
Power purchased	26,987	31,840	105,536	101,483
Operation and maintenance	100,455	105,975	300,703	321,782
Depreciation and amortization	62,359	60,373	184,166	179,939
Taxes other than income taxes	10,399	12,943	34,063	33,909
Total operating costs and expenses	274,101	304,348	810,508	891,346

OPERATING INCOME	81,987	94,108	214,465	230,288

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,099	810	3,116	2,538
Interest expense	(32,741)	(30,620)	(96,757)	(91,393)
Loss on early extinguishment of debt	—	—	(2,415)	—
Other income / (expense), net	935	(2,704)	2,914	(7,977)
Total other income / (expense), net	(30,707)	(32,514)	(93,142)	(96,832)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	51,280	61,594	121,323	133,456

Less: Income tax expense	10,981	13,088	25,918	28,252
NET INCOME	40,299	48,506	95,405	105,204

Less: Dividends on preferred stock	803	803	2,410	2,410
NET INCOME APPLICABLE TO COMMON STOCK	$39,496	$47,703	$92,995	$102,794

Comparison of three months ended September 30, 2020 and three months ended September 30, 2019

Revenues

Revenues during the three months ended September 30, 2020 decreased $42.4 million compared to the same period in 2019, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	September 30,			Percentage
	2020	2019	Change	Change
Revenues:
Retail revenues	334,681	376,423	$(41,742)	(11.1)%
Wholesale revenues	17,668	18,426	(758)	(4.1)%
Miscellaneous revenues	3,739	3,607	132	3.7%
Total revenues	$356,088	$398,456	$(42,368)	(10.6)%

Heating degree days:
Actual	45	—	45	100.0%
30-year average	70	68

Cooling degree days:
Actual	827	969	(142)	(14.7)%
30-year average	752	752

Retail Revenues

The decrease in retail revenues of $41.7 million was primarily due to the following (in millions):

Volume:
Net decrease in the volume of kWh sold primarily due to unfavorable weather in our service territory versus the comparable period and lower demand resulting from impacts of COVID-19	$(21.2)
Price:
Net decrease in the weighted average price of retail kWh sold primarily due to lower fuel revenues, partially offset by favorable block rate(1) and other retail rate variances	(19.3)

Other	(1.2)

Net decrease in retail revenues	$(41.7)
(1)Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases and vice versa.

Wholesale Revenues

The decrease in wholesale revenues of $0.8 million was primarily due to (i) a $0.5 million volume decrease and (ii) a $0.3 million decrease in the weighted average price per kWh sold.

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three months ended September 30, 2020 compared to the same period in 2019 (in thousands):

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change
Operating costs and expenses:
Fuel	$73,901	$93,217	$(19,316)	(20.7)%
Power purchased	26,987	31,840	(4,853)	(15.2)%
Operation and maintenance	100,455	105,975	(5,520)	(5.2)%
Depreciation and amortization	62,359	60,373	1,986	3.3%
Taxes other than income taxes	10,399	12,943	(2,544)	(19.7)%
Total operating costs and expenses	$274,101	$304,348	$(30,247)	(9.9)%

Fuel

The decrease in fuel costs of $19.3 million was primarily due to (i) an $8.9 million decrease from deferred fuel costs, (ii) an $8.5 million decrease due to the lower price of natural gas consumed versus the comparable period driven by decreased market prices, (iii) a $1.2 million decrease due to the lower price of coal consumed versus the comparable period and (iv) a $0.5 million decrease in the quantity of fuel consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. For further discussion, please see Note 2, "Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income” to the Financial Statements of this Form 10-Q. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The decrease in purchased power costs of $4.9 million was primarily due to (i) a $10.4 million decrease in the market price of purchased power, partially offset by (ii) an 18% increase in the volume of power purchased during the period ($4.4 million). The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The decrease in Operation and maintenance of $5.5 million was mostly attributed to (i) decreased maintenance expenses of $12.4 million primarily due to decreased outage costs, partially offset by (ii) higher transmission related expenses of $3.3 million and (iii) higher DSM program costs of $2.6 million (these program costs are recoverable through customer rates and are offset by an increase in DSM revenues).

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three months ended September 30, 2020 compared to the same period in 2019 (in thousands):

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$1,099	$810	$289	35.7%
Interest expense	(32,741)	(30,620)	(2,121)	6.9%
Other income / (expense), net	935	(2,704)	3,639	(134.6)%
Total other income/(expense), net	$(30,707)	$(32,514)	$1,807	(5.6)%

Interest Expense

The increase in Interest expense of $2.1 million was primarily due to amortization of unrealized losses on interest rate hedges of $1.8 million beginning in April 2020.

Other Income/(Expense), Net

The increase in Other income/(expense), net of $3.6 million was primarily due to a decrease in defined benefit plan costs of $4.0 million due to a higher expected return on plan assets compared to prior year.

Income Tax Expense - Net

The following table illustrates our changes in income tax expense - net during the three months ended September 30, 2020 compared to the same period in 2019 (in thousands):

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change
Income tax expense - net	10,981	13,088	$(2,107)	(16.1)%
The decrease in Income tax expense - net of $2.1 million was primarily due to lower pretax income versus the comparable period.

Comparison of nine months ended September 30, 2020 and nine months ended September 30, 2019

Revenues

Revenues during the nine months ended September 30, 2020 decreased $96.7 million compared to the same period in 2019, which resulted from the following changes (dollars in thousands):

	Nine Months Ended
	September 30,			Percentage
	2020	2019	Change	Change
Revenues:
Retail revenues	$981,828	$1,075,507	$(93,679)	(8.7)%
Wholesale revenues	33,477	35,533	(2,056)	(5.8)%
Miscellaneous revenues	9,668	10,594	(926)	(8.7)%
Total revenues	$1,024,973	$1,121,634	$(96,661)	(8.6)%

Heating degree days:
Actual	3,119	3,306	(187)	(5.7)%
30-year average	3,360	3,365

Cooling degree days:
Actual	1,169	1,281	(112)	(8.7)%
30-year average	1,062	1,061

Retail Revenues

The decrease in retail revenues of $93.7 million was primarily due to the following (in millions):

Volume:
Net decrease in the volume of kWh sold, primarily due to milder weather in our service territory versus the comparable period and lower demand resulting from impacts of COVID-19	$(54.4)
Price:
Net decrease in the weighted average price of retail kWh sold, primarily due to lower fuel revenues, including a $7.3 million reduction due to excess earnings under FAC provisions (see Note 2, "Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income" to the Financial Statements for more information), partially offset by favorable block rate(1) and other retail rate variances	(39.3)

Net decrease in retail revenues	$(93.7)
(1)Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases and vice versa.

Wholesale Revenues

The decrease in wholesale revenues of $2.1 million was primarily due to a $1.9 million decrease in the weighted average price per kWh sold and a $0.2 million volume decrease. We sold 1,351.7 million kWh in the wholesale market during the first nine months of 2020 compared to 1,360.0 million kWh during the first nine months of 2019. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the nine months ended September 30, 2020 compared to the same period in 2019 (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change
Operating costs and expenses:
Fuel	$186,040	$254,233	$(68,193)	(26.8)%
Power purchased	105,536	101,483	4,053	4.0%
Operation and maintenance	300,703	321,782	(21,079)	(6.6)%
Depreciation and amortization	184,166	179,939	4,227	2.3%
Taxes other than income taxes	34,063	33,909	154	0.5%
Total operating costs and expenses	$810,508	$891,346	$(80,838)	(9.1)%

Fuel

The decrease in fuel costs of $68.2 million was primarily due to (i) a $37.3 million decrease due to the lower price of natural gas consumed versus the comparable period driven by decreased market prices, (ii) a $16.7 million decrease in the quantity of fuel consumed versus the comparable period, and (ii) a $9.5 million decrease due to the lower price of coal consumed versus the comparable period and (iv) a $4.3 million decrease from deferred fuel costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. For further discussion, please see Note 2, "Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income” to the Financial Statements of this Form 10-Q. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The increase in purchased power costs of $4.1 million was primarily due to (i) a 55% increase in the volume of power purchased during the period ($45.5 million), partially offset by (ii) a $42.0 million decrease in the market price of purchased power. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The primary driver for the $45.5 million volume increase was due to IPL's generation units running less frequently during 2020 due to lower market prices of purchased power. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The decrease in Operation and maintenance of $21.1 million was mostly attributed to (i) decreased maintenance expenses of $20.6 million primarily due to decreased outage costs, (ii) decreased litigation settlement expense of $2.2 million, and (iii) lower meter reading and bill collection costs of $2.3 million, partially offset by (iv) higher DSM program costs of $3.1 million (these program costs are recoverable through customer rates and are offset by an increase in DSM revenues).

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the nine months ended September 30, 2020 compared to the same period in 2019 (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$3,116	$2,538	$578	22.8%
Interest expense	(96,757)	(91,393)	(5,364)	5.9%
Loss on early extinguishment of debt	(2,415)	—	(2,415)	100.0%
Other income / (expense), net	2,914	(7,977)	10,891	(136.5)%
Total other income/(expense), net	$(93,142)	$(96,832)	$3,690	(3.8)%

Interest Expense

The increase in Interest expense of $5.4 million was primarily due to (i) amortization of unrealized losses on interest rate hedges of $3.6 million beginning in April 2020 and (ii) higher interest expense on long-term debt of $2.1 million due to higher rates and a higher average debt balance.

Loss on Early Extinguishment of Debt

The increase in Loss on Early Extinguishment of Debt of $2.4 million was primarily due to a make-whole premium and write-off of deferred financing costs due to the redemption of $405 million of 2020 IPALCO Notes and $65 million IPALCO Term Loan in the second quarter of 2020.

Other Income/(Expense), Net

The increase in Other income/(expense), net of $10.9 million was primarily due to a decrease in defined benefit plan costs of $12.1 million due to a higher expected return on plan assets compared to prior year.

Income Tax Expense - Net

The following table illustrates our changes in income tax expense - net during the nine months ended September 30, 2020 compared to the same period in 2019 (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change
Income tax expense - net	25,918	28,252	$(2,334)	(8.3)%
The decrease in Income tax expense - net of $2.3 million was primarily due to lower pretax income versus the comparable period.

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

COVID-19 Pandemic

Since December 2019, the COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. In response to the COVID-19 pandemic, the Governor of Indiana also issued an Executive Order prohibiting electric utilities, including us, from discontinuing electric utility service to customers through August 14, 2020, which has lapsed.

In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. For the quarter ending September 30, 2020, we continued to experience impacts from the pandemic and expect to continue to experience impacts for the remainder of 2020, and any such impacts during that time or in other future periods could have material and adverse effects on our results of operations, financial condition and cash flows. The following discussion highlights our assessment of the impacts of the COVID-19 pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see "Part II, Item 1A - Risk Factors" of this Form 10-Q.

Business Continuity - As the COVID-19 pandemic progresses, we are taking a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue to respond to this global crisis through comprehensive measures to protect our employees and others while fulfilling our vital role in providing our customers with electric energy. While stay-at-home restrictions have been lifted in our service territory, most of our management and administrative personnel are able to work remotely, and we have not experienced significant issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information.

Demand - The economic impact of the COVID-19 pandemic started to materialize in Indiana in the second half of March and more so into the second and third quarters of 2020. See Note 12, "Risks and Uncertainties - COVID-19 Pandemic" for further discussion of how the COVID-19 pandemic has impacted our sales demand and Note 10, "Revenue" to the Financial Statements for a disaggregation of retail revenues by customer class. The declines for small and large commercial and industrial customers were more severe in April and May, and partially recovered starting in June and into the third quarter as stay-at-home orders were lifted. While we cannot predict the length and magnitude of the COVID-19 pandemic or how it could ultimately impact global or local economic conditions, continuous and/or further declines in future demand would adversely impact our financial results for 2020 and beyond.

Liquidity - We anticipate having sufficient liquidity to make all required payments, including payments for salaries and wages owed to our employees, during the COVID-19 pandemic. We do not foresee a significant impact to our access to capital or our liquidity position as a result of the COVID-19 pandemic. During the second quarter of 2020, IPALCO accessed the capital markets to issue $475 million in principal amount of 4.25%, ten-year notes, which has been used to repay IPALCO debt due to mature in 2020. For further discussion of our financial condition, liquidity, and capital requirements, see "Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" of this Form 10-Q.

Credit Exposures - We continue to monitor and manage our credit exposures in a prudent manner. During the three and nine months ended September 2020, we experienced credit-related impacts from utility customers due to the prohibition of electric utilities, including us, from discontinuing electric utility service to customers and due to the economic impacts of the COVID-19 pandemic. This has resulted in an increase in past due customer receivable balances, and our allowance for credit losses has increased $2.6 million during the nine months ended September 30, 2020. See Note 1, "Overview and Summary of Significant Accounting Policies - Accounts Receivable" for further discussion of our allowance for credit losses. We expect significant economic disruptions from the COVID-19 pandemic potentially for the remainder of 2020 and beyond. If these disruptions occur, further deterioration in our credit exposures and customer collections could result. See Note 2, "Regulatory Matters" for a discussion of regulatory measures which mitigate this impact.

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

TDSIC

On March 4, 2020, the IURC issued an order approving the projects in IPL's TDSIC Plan. On June 18, 2020, IPL filed its first annual TDSIC rate adjustment for a return on and of investments through March 31, 2020. On October 14, 2020, the IURC issued an order approving this TDSIC rate adjustment. For further discussion, please see Note 2, "Regulatory Matters - TDSIC” to the Financial Statements.

Waste Management and CCR

The EPA's final CCR rule became effective in October 2015 (the "CCR Rule"). Generally, the CCR Rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The EPA has indicated that they will implement a phased approach to amending the CCR Rule. On March 3, 2020, the EPA published proposed amendments to the CCR Rule titled “A Holistic Approach to Closure Part B” ("Part B Rule"), which would address the beneficial use of CCR for closure of ash ponds that are subject to forced closure per the CCR Rule. On October 16, 2020, EPA released a pre-publication final Part B rule, indicating that EPA has decided to address this issue of beneficial use of CCR for closure of ash ponds that are subject to forced closure in a separate and future rulemaking. This future rulemaking could impact IPL's Petersburg plant's ability to use CCR for closure of ash ponds. In addition, on February 20, 2020, the US EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. On August 28, 2020, EPA published final amendments to the CCR Rule titled "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," which amends certain regulatory provisions that govern coal combustion residuals. The CCR Rule, current or proposed amendments to the CCR Rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, “Property, Plant and Equipment - ARO” to the Financial Statements in IPALCO's 2019 Form 10-K for further information.

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

CSAPR

CSAPR, which became effective in January 2015, addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The CSAPR is implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the EPA. In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and accordingly, the EPA issued federal implementation plans that both generally provide updated CSAPR NOx ozone season emission budgets for electric generating units within these states and that implement these budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation began in the 2017 ozone season (May through September 2017). Affected facilities receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of the October 2016 CSAPR Update Rule to the EPA. In December 2018, EPA determined that the 2016 CSAPR Update Rule fully satisfied 20 states (including Indiana) good neighbor obligations with respect to the 2008 Ozone NAAQS (“CSAPR Close-Out Rule”), obviating the need for EPA to promulgate Federal Implementation Plans (FIPs) in these states. In October 2019, the D.C. Circuit vacated and remanded the CSAPR Close-Out Rule. On July 28, 2020, the D.C. Circuit ordered EPA to issue FIPs addressing seven states’ (including Indiana) outstanding 2008 NAAQS “good neighbor” obligations by March 15, 2021. On October 15, 2020, EPA released a pre-publication proposed rule addressing 21 states', including Indiana's, outstanding "good neighbor" obligations with respect to the 2008 ozone NAAQS and we are currently reviewing the proposed rule.

At this time we cannot predict what the impact of these standards and requirements will be in future years, or if there will be an impact resulting from future rulemakings or legal outcomes, but any such impact could be material to our business, financial condition or results of operation.

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

On August 15, 2018, the EPA proposed to approve Indiana's State Implementation Plan (SIP) addressing attainment of the 2010 SO2 standard for certain locations including those of IPL's Harding Street and Petersburg Generating Stations. On March 22, 2019, the EPA finalized approval of Indiana's attainment plan for the area that includes Harding Street. On May 21, 2020, the EPA finalized the redesignation of Marion County to attainment of the SO2 NAAQS. On July 14, 2020, the EPA proposed redesignation of Morgan County to attainment of the SO2 NAAQS. IDEM has imposed additional SO2 limits on Petersburg through a Commissioner's Order issued July 31, 2019. On September 18, 2019, IDEM requested EPA approval of those limits as part of the SIP. On August 17, 2020, EPA approved those limits as part of a SIP revision concluding that Indiana has appropriately demonstrated that the plan provides for attainment of the 2010 SO2 NAAQS.

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

In November 2015, the EPA published its final effluent limitations guidelines (ELG) rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology-based ELG applications. Wastewater treatment technologies installed and operated at Petersburg meet the requirements of the final ELG rule. That rule was subject to legal challenge and the agency received two petitions for administrative reconsideration. In response, EPA reconsidered the ELGs for flue gas desulfurization wastewater (FGD WW) and bottom ash transport water (BATW). On October 13, 2020, EPA published a final rule title “Steam Electric Reconsideration Rule” revising the 2015 ELG guidelines for flue gas desulfurization wastewater and bottom ash transport water. IPL facilities do not discharge flue gas desulfurization wastewater and bottom ash transport water. However, it is too early to determine whether any outcome of litigation or future revisions to the 2015 ELG rule or the Steam Electric Reconsideration Rule might have a material impact on our business, financial condition and results of operations.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of September 30, 2020, we had unrestricted cash and cash equivalents of $38.8 million and available borrowing capacity of $200 million under our unsecured revolving Credit Agreement. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2022. In December 2018, we received an order from the IURC granting us authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt and refinance up to $185 million in existing indebtedness, all of which authority remains available under the order as of September 30, 2020. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of September 30, 2020. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of September 30, 2020. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change
Net cash provided by operating activities	$241,160	$259,772	$(18,612)
Net cash used in investing activities	(180,581)	(141,123)	(39,458)
Net cash used in financing activities	(49,803)	(103,435)	53,632
Net change in cash and cash equivalents	10,776	15,214	(4,438)
Cash, cash equivalents and restricted cash at beginning of period	48,552	33,599	14,953
Cash, cash equivalents and restricted cash at end of period	$59,328	$48,813	$10,515

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change
Net income	$95,405	$105,204	$(9,799)
Depreciation and amortization	184,166	179,939	4,227
Deferred income taxes and investment tax credit adjustments - net	(2,001)	15,109	(17,110)
Other adjustments to net income	2,305	543	1,762
Net income, adjusted for non-cash items	279,875	300,795	(20,920)
Net change in operating assets and liabilities(1)	(38,715)	(41,023)	2,308
Net cash provided by operating activities	$241,160	$259,772	$(18,612)

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was driven by changes in the following (in thousands):

Increase from accounts payable is primarily due to timing of payments	$21,835
Increase from accrued taxes payable/receivable primarily due to higher current portion income tax expense in the current year	19,574
Decrease from inventories is primarily due to higher inventory balances as IPL's generation units ran less frequently during 2020	$(24,340)
Decrease from accrued and other current liabilities primarily due to a decrease in customer deposits as IPL credited back and did not collect customer deposits during a portion of 2020 per the IURC COVID-19 order	(12,601)
Other	(2,160)
Net change in operating assets and liabilities	$2,308

Investing Activities

Net cash used in investing activities increased $39.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures due to higher growth related capital expenditures primarily from TDSIC Plan investments	$(23,303)
Higher cash outflows on cost of removal and regulatory recoverable ARO payments primarily due to timing of such payments	(15,416)
Other	(739)
Net change in investing activities	$(39,458)

Financing Activities

Net cash used in financing activities decreased $53.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, which was primarily driven by (in thousands):

Increase from long-term borrowings, net of discount due primarily to the April 2020 issuance of the $475.0 million 4.25% 2030 senior secured notes	$474,568
Increase from borrowings under revolving credit facilities due to higher draws on IPL's line of credit in 2020	70,000
Decrease from retirement of long-term debt, including early payment premium primarily due to the April 2020 retirement of a $65.0 million Term Loan, and the May 2020 retirement of the $405.0 million 3.45% Senior Secured Notes	(472,135)
Decrease from repayments under revolving credit facilities due to higher repayments on IPL's revolving line of credit in 2020	(20,000)
Other	1,199
Net change in financing activities	$53,632

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2020 through 2022 (including amounts already expended in the first nine months of 2020) is currently estimated to cost approximately $1.1 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

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

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project	Through September 30, 2020	of Project
NAAQS SO2 (1)	$27	$26	$1
Cooling water intake regulations (2)	$8	$2	$6

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

Debt ratings	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BBB (a)	A (b)	Stable	November 2020
Moody’s Investors Service	Baa3 (a)	A2 (b)	Stable	November 2018
S&P Global Ratings	BBB- (a)	A- (b)	Stable	November 2019

Credit ratings	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BBB-	BBB+	Stable	November 2020
Moody’s Investors Service	—	Baa1	Stable	November 2018
S&P Global Ratings	BBB	BBB	Stable	November 2019
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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first nine months of 2020 and 2019, IPALCO paid $94.0 million and $94.7 million, respectively, in dividends and returns of capital to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s Board of Directors deems relevant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2019 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2020, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A.  RISK FACTORS

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2019, as supplemented in our Form 10-Qs for the three months ended March 31, 2020 and June 30, 2020. Except as described below, there has been no material change in our risk factors as previously disclosed in our 2019 Form 10-K. If any of the events described in our risk factors occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As part of the filing of this Quarterly Report Form on Form 10-Q, we are further revising, clarifying and supplementing our risk factors. The risk factor below amends and supersedes the risk factor that we filed in connection with our 2020 first quarter and second quarter Form 10-Qs and should be considered together with the other risk factors described in the 2019 Form 10-K.

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

The outbreak of COVID-19 has severely impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also will incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures as well as restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

•further decline in customer demand as a result of general decline in business activity;

•further destabilization of the markets and decline in business activity negatively impacting our customer growth or the number of customers in our service territory as well as our customers’ ability to pay for our services when due (or at all);

•delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of COVID-19 related expenses and losses, such as uncollectible customer amounts, and the review and approval of our applications, rates and charges by the IURC;

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

IPALCO ENTERPRISES, INC.

Date:	November 5, 2020	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2020	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(Principal Accounting Officer)