Form 10-K
period 2020-12-31
IPALCO ENTERPRISES, INC.
filed 2021-02-25
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At February 24, 2021, 108,907,318 shares of IPALCO Enterprises, Inc. common stock, no par value, were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its annual meeting of stockholders are incorporated by reference in Part III hereof.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-K:

2016 Base Rate Order	The order issued in March 2016 by the IURC authorizing IPL to, among other things, increase its basic rates and charges by $30.8 million annually
2018 Base Rate Order	The order issued in October 2018 by the IURC authorizing IPL to, among other things, increase its basic rates and charges by $43.9 million annually
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% Senior Secured Notes due May 1, 2030
ACE	Affordable Clean Energy
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BTA	Best Technology Available
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CECL	Current Expected Credit Loss
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	Carbon Dioxide
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	The disease caused by the novel coronavirus that caused a global pandemic beginning in 2020
CPP	Clean Power Plan
Credit Agreement	$250 million IPL Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of June 19, 2019
CSAPR	Cross-State Air Pollution Rule
Cumulative Deficiencies
Cumulative Net Operating Income Deficiencies. The Cumulative Deficiencies calculation provides that only five years' worth of historical earnings deficiencies or surpluses are included, unless it has been greater than five years since the most recent rate case.

CWA	U.S. Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
ELG	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
EPAct	Energy Policy Act of 2005
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel Adjustment Charge
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in Part II of this Form 10-K
FTRs	Financial Transmission Rights

GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IBEW	International Brotherhood of Electrical Workers
IDEM	Indiana Department of Environmental Management
IOSHA	Indiana Occupational Safety and Health Administration
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company, which also does business as AES Indiana
IRP	Integrated Resource Plan
ISO	Independent System Operator
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London InterBank Offer Rate
MATS	Mercury and Air Toxics Standards
Mid-America	Mid-America Capital Resources, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOV	Notice of Violation
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
NSR	New Source Review
NWP 12	Nationwide Permit 12
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PM2.5	Fine particulate matter or particulate matter with an aerodynamic diameter less than or equal to a nominal 2.5 micrometers
PSD	Prevention of Significant Deterioration
RF	ReliabilityFirst
RSP	AES Retirement Savings Plan
RTO	Regional Transmission Organization
SEA	Senate Enrolled Act
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Service Company	AES US Services, LLC
SIP	State Implementation Plan
SO2	Sulfur Dioxides
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
TCJA	Tax Cuts and Jobs Act
Term Loan	$65 million IPALCO Term Loan Facility Credit Agreement, dated as of October 31, 2018
Third Amended and Restated Articles of Incorporation	Third Amended and Restated Articles of Incorporation of IPALCO Enterprises, Inc.
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
U.S. SBU	AES U.S. Strategic Business Unit
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

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
Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

▪impacts of weather on retail sales;
▪growth in our service territory and changes in retail demand and demographic patterns;
▪weather-related damage to our electrical system;
▪commodity and other input costs;
▪performance of our suppliers;
▪transmission and distribution system reliability and capacity, including natural gas pipeline system and supply constraints;
▪regulatory actions and outcomes, including, but not limited to, the review and approval of our rates and charges by the IURC;
▪federal and state legislation and regulations;
▪changes in our credit ratings or the credit ratings of AES;
▪fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension plans;
▪changes in financial or regulatory accounting policies;
▪environmental matters, including costs of compliance with, and liabilities related to, current and future environmental laws and requirements;
▪interest rates and the use of interest rate hedges, inflation rates and other costs of capital;
▪the availability of capital;
▪the ability of subsidiaries to pay dividends or distributions to IPALCO;
▪level of creditworthiness of counterparties to contracts and transactions;
▪labor strikes or other workforce factors, including the ability to attract and retain key personnel;
▪facility or equipment maintenance, repairs and capital expenditures;
▪significant delays or unanticipated cost increases associated with construction projects;
▪the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;
▪local economic conditions;
▪cyber-attacks and information security breaches;
▪catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, including the outbreak of the novel coronavirus COVID-19, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences;
▪costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;
▪industry restructuring, deregulation and competition;

▪issues related to our participation in MISO, including the cost associated with membership, our continued ability to recover costs incurred, and the risk of default of other MISO participants;
▪changes in tax laws and the effects of our tax strategies;
▪the use of derivative contracts;
▪product development, technology changes, and changes in prices of products and technologies; and
▪the risks and other factors discussed in this report and other IPALCO filings with the SEC.

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

ITEM 1. BUSINESS

OVERVIEW

IPALCO is a holding company incorporated under the laws of the state of Indiana whose principal subsidiary is IPL. IPL, which also does business as AES Indiana, is a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our business segments are “utility” and “all other.” All of our operations are conducted within the U.S. and principally within the state of Indiana. Please see Note 12, “Business Segment Information” to the Financial Statements.

IPL

IPALCO owns all of the outstanding common stock of IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 512,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana; the most distant point being about 40 miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL’s service area covers about 528 square miles with an estimated population of approximately 965,000. IPL’s generation, transmission and distribution facilities, and changes to our sources of electric generation, are further described below under “Properties.” There have been no significant changes in the services rendered by IPL during 2020.

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

HUMAN CAPITAL MANAGEMENT

IPL's employees are essential to delivering and maintaining reliable service to our customers. As of December 31, 2020, IPL had 1,192 employees of whom 1,123 were full time. Of the total employees, 819 were represented by the IBEW in two bargaining units: a physical unit and a clerical-technical unit. In February 2020, the membership of the IBEW clerical-technical unit ratified a three-year labor agreement with us that expires on February 13, 2023. In December 2018, the IBEW physical unit ratified a three-year agreement with us that expires on December 6, 2021. Both collective bargaining agreements shall continue in full force and effect from year to year unless either party provides prior written notice at least sixty (60) days prior to the expiration, or anniversary thereof, of its desire to amend or terminate the agreement. As of January 31, 2021, neither IPALCO nor any of its majority-owned subsidiaries other than IPL had any employees.

Safety

As part of AES, safety is one of our core values. Ensuring safe operations at our facilities, so each person can return home safely, is the cornerstone of our daily activities and decisions. Safety efforts are led globally by the AES Chief Operating Officer and supported by safety committees that operate at the local site level. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety.

We work with the Safety Management System (“SMS”), a Global Safety Standard that applies to all AES employees and employees of AES subsidiaries, as well as contractors working in AES facilities and construction projects. The SMS requires continuous safety performance monitoring; risk assessment and performance of periodic integrated environmental, health and safety audits. The SMS provides a consistent framework for all AES operational businesses and construction projects to set expectations for risk identification and reduction, measure performance and drive continuous improvements. The SMS standard is consistent with the OHSAS 18001/ISO 45001 standard.

Our safety performance is also measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of non-injury near misses. Our lagging safety metrics track lost workday cases, severity rate, and recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate. This includes having employees work from home to the extent they were able, while implementing additional safety measures for employees continuing critical on-site work.

Talent

We believe our success depends on our ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. We have a comprehensive approach to managing our talent and developing our leaders in order to ensure our people have the right skills for today and tomorrow whether that requires us to build new business models or leverage leading technologies.

We emphasize employee development and training. To empower employees, we provide a range of development programs and opportunities, skills, and resources they need to be successful by focusing on experience and exposure as well as formal programs including our AES' ACE Academy for Talent Development, and our Trainee Program.

We believe that our individual differences make us stronger. Our Global Diversity and Inclusion Program is led by the AES Diversity and Inclusion Officer. Governance and standards are guided by the AES Chief Human Resources Officer, with input from members of AES' Executive Leadership Team.

Compensation

Our compensation philosophy emphasizes pay-for-performance. Our incentive plans are designed to reward strong performance, with greater compensation paid when performance exceeds expectations and less compensation paid when performance falls below expectations. We invest significant time and resources to ensure our compensation programs are competitive and reward the performance of our people. Every year, our people who are not part of a collective bargaining agreement are eligible for an annual merit-based salary increase. In addition, individuals are eligible for a salary increase if they receive a significant promotion. For non-collectively bargained employees at certain levels in the organization we offer annual incentives (bonus) and long-term compensation to reinforce the alignment between employees and AES.

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

We own and operate four generating stations, all within the state of Indiana. Our largest generating station, Petersburg, is coal-fired, and we have plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively (for further discussion, see Note 2, “Regulatory Matters - IRP Filing”). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. For electric generation, the net winter design capacity is 3,705 MW and net summer design capacity is 3,560 MW. Our highest summer peak level of 3,139 MW was recorded in August 2007 and the highest winter peak level of 2,971 MW was recorded in January 2009.

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

(1) We have plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively (for further discussion, see Note 2, “Regulatory Matters - IRP Filing”).

Net electrical generation during 2020 at our Petersburg, Eagle Valley, Harding Street and Georgetown plants accounted for approximately 47.0%, 38.9%, 13.1% and 1.0%, respectively, of our total net generation. Even though the capacity of our Harding Street plant far exceeds that of the Eagle Valley plant, we expect the generation at Eagle Valley to continue to far exceed that of Harding Street due to the relatively lower cost to produce electricity at Eagle Valley.

Our electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, Vectren Corporation, Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Indiana, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. Our transmission system includes 458 circuit miles of 345,000 volt lines and 408 circuit miles of 138,000 volt lines. The distribution system consists of 5,059 circuit miles of underground primary and secondary cables and 6,119 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 777 circuit miles of underground cable. Also included in the system are 139 substations. Depending on the voltage levels at the substation, some substations may be considered both a bulk power substation and a distribution substation. There are 73 bulk power substations and 114 distribution substations; 52 substations are considered both bulk power and distribution substations.

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

SEASONALITY

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL’s business is not dependent on any single customer or group of customers. Additionally, retail kWh sales, after adjustments for weather variations, are impacted by changes in service territory economic activity and the number of retail customers we have, as well as DSM energy efficiency programs implemented by IPL. For the ten years ending in 2020, IPL’s retail kWh sales have decreased at a compound annual rate of 1.4%. This decrease also includes the impacts of COVID-19 in 2020. Conversely, the number of our retail customers grew at a compound annual rate of 0.9% during that same period. Going forward, we expect flat or modest retail kWh sales growth annually, which will continue to be negatively impacted by our DSM programs. Please see Note 2, “Regulatory Matters – DSM” to the Financial Statements for more details. IPL’s electricity sales for 2016 through 2020 are set forth in the table of statistical information included at the end of this section.

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

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, thereby causing power outages, which reduce revenues and increase repair costs. Partially mitigating this impact is IPL’s ability to timely recover certain operation and maintenance repair costs related to severe storms. In our 2016 and 2018 Base Rate Orders, we received approval for a storm damage restoration reserve account that allows us to defer major storm costs over a benchmark that meet certain criteria considered to be severe, for recovery in a future basic rate proceeding. Because IPL's basic rates and charges include an annual amount for recovery for such severe storm costs, if actual severe storm costs are below that level, IPL will record a regulatory liability for the shortfall to be passed to customers in a future basic rate proceeding. Conversely, if IPL's major storm costs are above the level in basic rates, IPL will defer the excess for future recovery.

MISO OPERATIONS

IPL is one of many transmission system owner members in MISO. MISO is a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy and ancillary services markets in the U.S. MISO policies are developed, in part, through a stakeholder process in which we are an active participant. We focus our participation in this process primarily on items that could impact our customers, shared cost of transmission expansion, resource adequacy, results of operations, financial condition and cash flows. Additionally, we participate in the process to impact MISO and FERC policy by filing comments with MISO, the FERC, or the IURC.

MISO has functional control of our transmission facilities and our transmission operations are integrated with those of MISO. Our participation and authority to sell wholesale power at market-based rates are subject to the FERC jurisdiction. Transmission service over our facilities is provided through MISO’s tariff.

As a member of MISO, we offer our available electricity production of each of our generation assets into the MISO day-ahead and real-time markets. MISO dispatches generation assets in economic order considering transmission constraints and other reliability issues to meet the total demand in the MISO region. MISO settles hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids optimizing for energy and ancillary services products to economically and reliably dispatch the entire MISO system. The IURC has authorized IPL to recover its ongoing costs from MISO and such costs are being recovered per specific rate orders. The unamortized balance of total MISO costs deferred as regulatory assets was $69.9 million and $80.4 million as of December 31, 2020 and 2019, respectively.

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

REGULATION

General

IPL is a regulated public utility principally engaged in providing electric service to the Indianapolis metropolitan area. An inherent business risk facing any regulated public utility is that of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana, as it is elsewhere. We attempt to work cooperatively with regulators and those who participate in the regulatory process, while remaining vigilant in protecting or asserting our legal rights in the regulatory process. We take an active role in addressing regulatory policy issues in the current regulatory environment. Additionally, there is increased activity by environmental regulators, in particular under a President Biden administration, which has had and will continue to have a significant impact on our operations and financial statements for the foreseeable future. We maintain our books and records consistent with GAAP reflecting the impact of regulation. See Note 1, “Overview and Summary of Significant Accounting Policies” to the Financial Statements.

Retail Ratemaking

IPL’s tariff rates for electric service to retail customers consist of basic rates and charges which are set and approved by the IURC after public hearings. In addition, IPL’s rates include various adjustment mechanisms including, but not limited to: (i) a rider to reflect changes in fuel and purchased power costs to meet IPL’s retail load requirements, referred to as the FAC, (ii) a rider for the timely recovery of costs (including a return) incurred to comply with environmental laws and regulations, referred to as the ECCRA, (iii) a rider to reflect changes in ongoing MISO costs, referred to as the Regional Transmission Organization Adjustment, (iv) a rider to reflect changes in net capacity sales above and below an established annual benchmark of $11.3 million (beginning December 5, 2018), referred to as the Capacity Adjustment, (v) a rider for passing through to customers wholesale sales margins above and below an established annual benchmark of $16.3 million (beginning December 5, 2018), referred to as the Off-System Sales Margin Adjustment, (vi) a rider for a return on and of investments for eligible TDSIC improvements, and (vii) cost recovery, lost margin recoveries and performance incentives from our DSM programs. Each of these tariff rate components may be set and approved by the IURC in separate proceedings at different points in time (currently the FAC proceedings occur on a quarterly basis and IPL's other rider proceedings all occur on an annual basis). These components function somewhat independently of one another, but the overall structure of our rates and charges would be subject to review at the time of any review of our basic rates and charges.

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

From time to time, we are subject to enforcement actions for claims of noncompliance with environmental laws and regulations. IPL cannot assure that it will be successful in defending against any claim of noncompliance. However, we do not believe any currently open environmental investigations will result in fines material to our results of operations, financial condition and cash flows.

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

In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to the EPA without vacatur. The EPA published final appropriate and necessary findings in the Federal Register in April 2016, which was followed by several lawsuits appealing that finding in the D.C. Circuit, which ordered that these challenges be held in abeyance as the EPA reconsidered the finding. On May 22, 2020, the EPA published a final finding that it is not “appropriate and necessary” to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units (EGUs), but that the EPA would not remove the source category from the CAA Section 112(c) list of source categories and would not change the MATS requirements. Several petitioners have filed for judicial review of the final finding. Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.

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

The EPA's final CCR rule became effective in October 2015 (the "CCR Rule"). Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. On December 16, 2016, President Obama signed into law the Water Infrastructure Improvements for the Nation Act ("WIIN Act"), which includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana establishes a state-level CCR permit program, IPL could eventually be required to apply for a federal CCR permit from the EPA.

The EPA has indicated that they will implement a phased approach to amending the CCR Rule. On November 12, 2020, EPA published its final Part B Rule, and indicated that it would address the issue of beneficial use of CCR for closure of ash ponds that are subject to forced closure in a separate and future rulemaking. This future rulemaking could impact IPL's Petersburg plant's ability to use CCR for closure of ash ponds. On August 28, 2020, EPA published final amendments to the CCR Rule titled "A Holistic Approach to Closure Part A: Deadline to Initiate Closure," which amends certain regulatory provisions that govern CCR. The CCR Rule, current or proposed amendments to the CCR Rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, “Property, Plant and Equipment - ARO” to the Financial Statements of this Form 10-K for further information.

On December 2, 2020, the EPA published its final rule declining to impose industry-wide CERCLA financial responsibility requirements on facilities in the electric power generation, transmission, and distribution industries. Under Section 108(b) of CERCLA, the EPA must impose regulations on classes of facilities to ensure that such entities establish and maintain evidence of financial responsibility consistent with the degree and duration of risk associated with the production, transportation, treatment and storage of hazardous substances. The level of financial responsibility required is determined by the President, in his discretion. Some constituents of the CCR wastewater leachate detected through the CCR rule could, theoretically be classified as hazardous substances. The final rule maintains the status quo in the Electric Power Generation, Transmission and Distribution industry that such financial responsibility demonstrations are not required.

Environmental Wastewater Requirements

In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology applications. The wastewater treatment technologies installed and operated for compliance with the requirements of the October 2012 NPDES permit described above and the dry bottom ash handling system installed for compliance with the CCR Rule at Petersburg meet the requirements of the final ELG rule. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the EPA’s 2015 ELG Rule related to legacy wastewaters and combustion residual leachate. On October 13, 2020, the EPA published final revisions to the 2015 ELG Rule related to flue gas desulfurization wastewater and bottom ash transport water, but did not address the portions of the ELG rule that were remanded by the U.S. Court of Appeals for the Fifth Circuit. Petitions have been filed for judicial review of the final revisions. It is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

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

"Waters of the U.S." and “Navigable Waters Protection” Rules

In June 2015, the EPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after appealing the 2014 “Waters of the U.S.” rule on October 22, 2019, the agencies, on April 21, 2020, issued the final “Navigable Waters Protection” rule which again revised the definition of waters of the U.S. Petitions have been filed for judicial review of the final rule. It is too early to determine whether any outcome of litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

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

The possible impact of any existing or future international, federal, regional or state GHG legislation, regulations or proposals will depend on various factors, including but not limited to:

▪The geographic scope of legislation and/or regulation (e.g., international, federal, regional, state), which entities are subject to the legislation and/or regulation (e.g., electricity generators, load-serving entities, electricity deliverers, etc.), the enactment date of the legislation and/or regulation and the compliance deadlines set forth therein;
▪The level of reductions of GHGs being sought by the regulation and/or legislation (e.g., 10%, 20%, 50%, etc.) and the year selected as a baseline for determining the amount or percentage of mandated GHG reduction (e.g., 10% reduction from 1990 emission levels, 20% reduction from 2000 emission levels, etc.);
▪The legislative and/or regulatory structure (e.g., a GHG cap-and-trade program, a carbon tax, GHG emission limits, etc.);
▪In any cap-and-trade program, the mechanism used to determine the price of emission allowances or offsets to be auctioned by designated governmental authorities or representatives;
▪The price of offsets and emission allowances in the secondary market, including any price floors or price caps on the costs of offsets and emission allowances;
▪The operation of and emissions from regulated units;
▪The permissibility of using offsets to meet reduction requirements and the requirements of such offsets (e.g., type of offset projects allowed, the amount of offsets that can be used for compliance purposes, any geographic limitations regarding the origin or location of creditable offset projects), as well as the methods required to determine whether the offsets have resulted in reductions in GHG emissions and that those reductions are permanent (i.e., the verification method);
▪Whether the use of proceeds of any auction conducted by responsible governmental authorities is reinvested in developing new energy technologies, is used to offset any cost impact on certain energy consumers or is used to address issues unrelated to power;
▪How the price of electricity is determined, including whether the price includes any costs resulting from any new climate change legislation and the potential to transfer compliance costs pursuant to legislation, market or contract, to other parties;
▪Any impact on fuel demand and volatility that may affect the market clearing price for power;
▪The effects of any legislation or regulation on the operation of power generation facilities that may in turn affect reliability;
▪The availability and cost of carbon control technology;
▪Whether any federal legislation regulating GHG emissions will preclude the EPA from regulating GHG emissions under the CAA or preempt private nuisance suits or other litigation by third parties;
▪Any opportunities to change the use of fuel at the generation facilities or opportunities to increase efficiency; and
▪Our ability to recover any resulting costs from our customers and the timing of such recovery.

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

The U.S. Congress has considered several different draft bills pertaining to GHG legislation, including comprehensive GHG legislation that would impact many industries and more limited legislation focusing only on the utility and electric generation industry. Although no legislation pertaining to GHG emissions has been passed to date by the U.S. Congress, similar legislation may be considered or passed by the U.S. Congress in the future. In addition, in the past Midwestern state governors (including the Governor of Indiana) and the premier of Manitoba, Canada committed to reduce GHG emissions through the implementation of a cap-and-trade program pursuant to the Midwestern Greenhouse Gas Reduction Accord. Though the participating states and province are no longer pursuing this commitment, similar applicable state or regional initiatives may be pursued in the future.

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

On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the ACE Rule. On July 8, 2019, the EPA published the final ACE Rule along with associated revisions to implementing regulations. The final ACE Rule established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015 CPP. In accordance with the ACE rule, the EPA determined that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule requires the State of Indiana to develop a State Plan to establish CO2 emission limits for designated facilities, including IPL Petersburg's coal-fired electric generating units. States have three years to develop their plans under the rule. On February 19, 2020, Indiana published a First Notice for the Indiana ACE Rule indicating that IDEM intends to determine the best system of emissions reductions and CO2 standards for affected units. Impacts remain largely uncertain because Indiana's State Plan has not yet been developed. On January 19, 2021, the D.C. Circuit vacated and remanded to EPA the ACE Rule, although the parties have an opportunity to request a rehearing at the D.C. Circuit or seek a review of the decision by the U.S. Supreme Court. The impact of this decision remains uncertain.

Due to the uncertainty of these regulations, and existing and potential associated litigation, it is too early to determine the potential impact, but any rule could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”), which agreement was signed and officially entered into on April 22, 2016. The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The U.S. withdrawal from the Paris Agreement became effective on November 4, 2020. However, on January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement, which will become effective on February 19, 2021.

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

In December 2019, IPL filed its IRP, which describes IPL's Preferred Resource Portfolio for meeting generation capacity needs for serving its retail customers over the next several years, which includes plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively. See Note 2, "Regulatory Matters - IRP Filing" to the Financial Statements for additional details.

New Source Review and Other CAA NOVs

See Note 10, “Commitments and Contingencies - Environmental Loss Contingencies - New Source Review and other CAA NOVs” to the Financial Statements for additional details.

CSAPR

CSAPR, which became effective in January 2015, addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The CSAPR is implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the EPA. In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and accordingly, the EPA issued federal implementation plans that both generally provide updated CSAPR NOx ozone season emission budgets for electric generating units within these states and that implement these budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation began in the 2017 ozone season (May through September 2017). Affected facilities receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of the October 2016 CSAPR Update Rule to the EPA. In December 2018, EPA determined that the 2016 CSAPR Update Rule fully satisfied 20 states (including Indiana) good neighbor obligations with respect to the 2008 Ozone NAAQS (“CSAPR Close-Out Rule”), obviating the need for EPA to promulgate Federal Implementation Plans (FIPs) in these states. In October 2019, the D.C. Circuit vacated and remanded the CSAPR Close-Out Rule. On July 28, 2020, the D.C. Circuit ordered EPA to issue FIPs addressing seven states’ (including Indiana) outstanding 2008 NAAQS “good neighbor” obligations by March 15, 2021. On October 30, 2020, EPA published a proposed rule addressing 21 states', including Indiana's, outstanding "good neighbor" obligations with respect to the 2008 ozone NAAQS. The proposed rule could result in affected facilities receiving fewer ozone season NOx allowances as soon as the 2021 Ozone Season.

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

Fine Particulate Matter.  In 2013, the EPA published the 2012 annual PM2.5 standard of 12 micrograms per cubic meter of air and the 24-hour PM2.5 standard of 35 micrograms per cubic meter of air. In 2015, the EPA published its final attainment designations for the 2012 PM2.5 standard. In addition to the PM2.5 standard, there is also a 24-hour PM10 standard of 150 micrograms per cubic meter of air. No IPL operations are currently located in nonattainment areas. On December 18, 2020, EPA issued a final rule retaining current particulate matter standards based on its required routine review of such standards. Petitioners subsequently filed for judicial review.

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

On May 21, 2020, the EPA finalized the redesignation of Marion County, the county in which IPL Harding Street is located, to attainment of the SO2 NAAQS. On July 14, 2020, the EPA proposed redesignation of Morgan County, the county in which IPL Eagle Valley is located, to attainment of the SO2 NAAQS. IDEM has imposed additional SO2 limits on Petersburg and on August 17, 2020, EPA approved those limits as part of a SIP revision concluding that Indiana has appropriately demonstrated that the plan provides for attainment of the 2010 SO2 NAAQS.

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

On April 15, 2020, in a proceeding involving the construction of the Keystone XL pipeline, the U.S. District Court for the District of Montana (Montana District Court) vacated NWP 12 and enjoined its application. On April 27, 2020, the Corps moved for the Montana District Court to stay pending appeal those portions of the April 15, 2020 order that vacate NWP 12 and enjoin its application. In the alternative, the Corps asked the Montana District Court to stay its vacatur and injunction as they relate to anything other than the Keystone XL pipeline. On May 11, 2020, following request from the Corps, the Montana District Court amended its order to vacate NWP 12 only for oil and gas pipeline construction projects, allowing electric utility transmission and distribution projects to continue. On May 13, the Corps appealed the Montana District Court decision with the Ninth Circuit Court and requested a stay. On May 28, 2020, the Ninth Circuit denied a motion to stay. On June 16, 2020, the Solicitor General, on behalf of the U.S. Army Corps of Engineers, filed an application with the U.S. Supreme Court asking the Court to stay the district court order that vacated and enjoined the Corps from issuing authorizations under NWP 12 as it relates to the construction of new oil and gas pipelines. On July 6, 2020, the U.S. Supreme Court stayed the district court order, allowing the use of NWP 12 for oil and gas pipeline projects except for Keystone XL. On January 13, 2021, the U.S. Army Corps of Engineers published a final rulemaking for the reissuance and modification of NWPs, including NWP 12 relating exclusively to the construction of oil or natural gas pipelines and the new NWP 57 for construction of electric or telecommunication utility lines. It is too early to determine whether future outcomes or decisions related to this matter may have a material impact on our business, financial condition or results of operations.

On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a CWA permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source such as groundwater. The Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. On December 10, 2020, EPA published a Notice of Availability of draft guidance memorandum addressing how the Supreme Court's decision applies to NPDES permits. It is too early to determine whether this decision may have a material impact on our business, financial condition or results of operations.

Biden Administration Actions Affecting Environmental Regulations

On January 20, 2021, President Biden issued an Executive Order (EO) titled “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” directing Agencies to, among other tasks, review regulations issued under the prior Administration to determine whether they should be suspended, revoked, or revised. As provided for by the EO, EPA submitted a letter to DOJ seeking to obtain abeyances or stays of proceedings in pending litigation that seeks review of regulations promulgated during the Trump Administration. The Biden Administration also issued a Memorandum titled “Regulatory Freeze Pending Review” directing Agencies to refrain from proposing or issuing any rules until the Biden Administration has reviewed and approved those rules. These actions may have an impact on regulations that may affect our business, financial condition, or results of operations.

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

ENERGY SUPPLY

Approximately 48% of the total kWh we generated in 2020 was from coal as compared to approximately 58% and 69% in 2019 and 2018, respectively. Our existing coal contracts provide for approximately 96% of our current projected requirements in 2021 and approximately 28% in total for the three-year period ending December 31, 2023. We have long-term coal contracts with two suppliers.

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

Natural gas and fuel oil provided the remaining kWh generation in 2020. Natural gas is used in our steam boiler units at Harding Street Station, our CCGT at Eagle Valley and combustion turbines. IPL sources natural gas from the wholesale market delivered to our plants by interstate pipeline and local distribution companies. IPL holds firm pipeline transportation commitments on Texas Gas Transmission interstate pipeline and has firm redelivery contracts with the local distribution companies that serve IPL plants. IPL has established physical natural gas hedges for firm supply of approximately 96% of the expected consumption at Eagle Valley during the 2021 winter period, which price off the daily natural gas index for the respective physical hubs. We do not maintain a natural gas inventory; however, our experience has been that natural gas is readily available at liquid supply points on interstate pipelines, and we expect this availability to continue in the future. Fuel oil is used for start-up and flame stabilization in coal-fired generating units, as primary fuel in two older combustion turbines, and as an alternate fuel in two other combustion turbines.

As a result of the completion of the CCGT at the Eagle Valley Station in April 2018, the Harding Street Station refueling projects and the retirement of coal-fired units at Eagle Valley in the second quarter of 2016, we have experienced and expect to continue experiencing an increase in the percentage of generation from natural gas. The generation fuel mix from coal and natural gas will continue to change as the relative prices of the commodities change. Currently, approximately 52% of the total kWh we generate is from natural gas and approximately 48% is from coal.

Additionally, we meet the electricity demands of our retail customers with energy purchased under power purchase agreements and by purchases in MISO. We are committed under long-term power purchase agreements to purchase all energy from two wind projects that have a combined maximum output capacity of 300 MW. We have 96.4 MW of solar-generated electricity in our service territory under long-term contracts, of which 95.9 MW was in operation as of December 31, 2020. We also purchase up to 8 MW of energy from a combined heat and power facility located in Indianapolis, Indiana.

Total electricity sold to our retail customers in 2020 came from the following sources: 46.5% from IPL-owned natural gas-fired units, 37.8% from IPL-owned coal-fired steam generation, and 15.7% from power purchased under power purchase agreements (primarily wind and solar) and from the wholesale power market.

STATISTICAL INFORMATION ON OPERATIONS

The following table of statistical information presents additional data on our operations:

	Years Ended December 31,
	2020	2019	2018	2017	2016
Revenues (In Thousands):
Residential	$575,329	$597,809	$592,625	$541,055	$532,564
Small commercial and industrial	194,904	215,878	217,896	205,473	208,928
Large commercial and industrial	500,208	564,216	565,720	561,194	557,491
Public lighting	9,257	7,335	9,797	9,906	10,023
Other(1)	14,402	14,136	10,427	9,967	8,610
Retail electric revenues	1,294,100	1,399,374	1,396,465	1,327,595	1,317,616
Wholesale	46,482	68,474	38,789	8,574	15,804
Miscellaneous	12,403	13,795	15,251	13,419	14,010
Total revenues	$1,352,985	$1,481,643	$1,450,505	$1,349,588	$1,347,430
kWh Sales (In Millions):
Residential	5,115	5,200	5,335	4,915	5,152
Small commercial and industrial	1,709	1,840	1,907	1,800	1,850
Large commercial and industrial	5,839	6,283	6,558	6,448	6,620
Public lighting	30	42	51	53	57
Sales – retail customers	12,693	13,365	13,851	13,216	13,679
Wholesale	1,866	2,718	1,241	268	507
Total kWh sold	14,559	16,083	15,092	13,484	14,186
Retail Customers at End of Year:
Residential	451,735	448,210	443,184	439,741	435,622
Small commercial and industrial	54,253	53,751	49,239	48,684	48,204
Large commercial and industrial	4,567	4,635	4,680	4,705	4,763
Public lighting	986	980	976	959	955
Total retail customers	511,541	507,576	498,079	494,089	489,544

(1) Other retail revenue includes miscellaneous charges to customers.

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

ITEM 1A. RISK FACTORS

Investors should consider carefully the following risk factors that could cause our business, operating results and financial condition to be materially adversely affected. We routinely encounter and address risks, some of which may cause our future results to be materially different than we presently anticipate. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. The categories of risk we have identified in "Item 1A. Risk Factors" include risks associated with our operations, governmental regulation and laws, our indebtedness and financial condition. These risk factors should be read in conjunction with the other detailed information concerning IPALCO and IPL set forth in the Notes to the Financial Statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. The risks and uncertainties described below are not the only ones we face.

RISKS ASSOCIATED WITH OUR OPERATIONS

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

We operate coal, oil and natural gas generating facilities, which involve certain risks that can adversely affect energy costs, output and efficiency levels. These risks include:

•unit or facility shutdowns due to a breakdown or failure of equipment or processes;
•increased prices for fuel and fuel transportation as existing contracts expire or as such contracts are adjusted through price re-opener provisions or automatic adjustments;
•disruptions in the availability or delivery of fuel and lack of adequate inventories;
•shortages of or delays in obtaining equipment;
•loss of cost-effective disposal options for solid waste generated by the facilities;
•accidents and injuries;
•reliability of our suppliers;
•inability to comply with regulatory or permit requirements;
•operational restrictions resulting from environmental or permit limitations or governmental interventions;
•construction delays and cost overruns;
•disruptions in the delivery of electricity;
•labor disputes or work stoppages by employees;
•the availability of qualified personnel;
•events occurring on third party systems that interconnect to and affect our system;
•operator error; and
•catastrophic events.

The above risks could result in unscheduled plant outages, unanticipated operation and/or maintenance expenses, increased capital expenditures and/or increased fuel and purchased power costs, any of which could have a material adverse effect on our results of operations, financial condition and cash flows. These risks are partially mitigated by our ability to generally pass fuel and purchased power costs through to customers through the Fuel Adjustment Charge (“FAC”). If unexpected plant outages occur frequently and/or for extended periods of time, this could result in adverse regulatory action.

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

The hazardous activities described above can also cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in us being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could adversely affect our results of operations, financial condition and cash flows. In addition, except for our large substations, transmission and distribution assets are not covered by insurance and are considered to be outside the scope of property insurance. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently available to us or at all. Any such losses not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows.

The current outbreak of the novel coronavirus, or COVID-19, has adversely affected, and it or the future outbreak of any other highly infectious or contagious diseases could materially and adversely affect, our generation facilities, transmission and distribution systems, results of operations, financial condition and cash flows. Further, the spread of the COVID-19 outbreak has caused disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 150 countries, including every state in the U.S. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the U.S. declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, including expenses relating to events outside of our control. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures as well as restricting travel. In addition to triggering a period of global economic slowdown or a global recession, COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

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
•delays or inability in achieving our financial goals, growth strategy and digital transformation; and
•delays in the implementation of expected rules and regulations.

We continue to review and modify our plans as conditions change. Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

COVID-19 continues to present material uncertainty which could materially and adversely affect our generation facilities, transmission and distribution systems, results of operations, financial condition and cash flows. To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

Approximately 48% of the energy we produced in 2020 was generated by coal as compared to approximately 58% and 69% in 2019 and 2018, respectively. While we have approximately 28% in total of our current coal requirements for the three-year period ending December 31, 2023 under long-term contracts as of the date of this report, the balance is yet to be purchased and will be purchased under a combination of long-term contracts, short-term contracts and on the spot market. Prices can be highly volatile in both the short-term market and on the spot market. The coal market has experienced significant price volatility in the last several years. We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance. Coal exports from the U.S. have increased significantly at times in recent years. In addition, domestic developments such as government-imposed direct costs and permitting issues that affect mining costs and supply availability, and the variable demand of retail customer load and the performance of our generation fleet have an impact on our fuel procurement operations. In addition, pricing provisions in some of our coal contracts with terms of one year or more allow for price changes under certain circumstances.

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

In addition, substantially all of our coal supply is currently mined in the state of Indiana, and all of our coal supply is currently mined by unaffiliated suppliers or third parties. Our current goal is to carry a 25-50 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays. IPL has long-term contracts with two suppliers. In recent years, the coal industry has undergone significant restructuring as a result of debt restructurings, bankruptcy proceedings and other factors. Further restructuring may result in a failure of our suppliers to fulfill their contractual obligations or fewer suppliers and, consequently, increased dependency on any one supplier. Any significant disruption in the ability of our suppliers, particularly our most significant suppliers, to mine or deliver coal or other fuel, or any failure on the part of our suppliers to fulfill their contractual obligations could have a material adverse effect on our business. In the event of disruptions or failures, there can be no assurance that we would be able to purchase power or find another supplier of fuel on similarly favorable terms, which could also limit our ability to recover fuel costs through the FAC proceedings.

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

Our business, results of operations, financial condition and cash flows have been and will continue to be affected by general economic conditions. Slowing economic growth, credit market conditions, fluctuating consumer and business confidence, fluctuating commodity prices, and other challenges affecting the general economy, have caused and may continue to cause some of our customers to experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing customers may reduce their electricity consumption and may not be able to fulfill their payment obligations to us in the normal, timely fashion. In addition, some existing commercial and industrial customers may discontinue their operations. Sustained downturns, recessions or a sluggish economy generally affect the markets in which we operate and negatively influence our energy operations. A contracting, slow or sluggish economy could reduce the demand for energy in areas in which we are doing business. For example, during economic downturns, our commercial and industrial customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of energy they require. Furthermore, projects which may result in potential new customers may be delayed until economic conditions improve. Some of our suppliers, customers and other counterparties, and others with whom we transact business experience financial difficulties, which may impact their ability to fulfill their obligations to us. For example, our counterparties on forward purchase contracts and financial institutions involved in our credit facility may become unable to fulfill their contractual obligations to us or result in their declaring bankruptcy or similar insolvency-like proceedings. We may not be able to enter into replacement agreements on terms as favorable as our existing agreements. Reduced demand for our electric services, failure by our customers to timely remit full payment owed to us and supply delays or unavailability could have a material adverse effect on our results of operations, financial condition and cash flows. In particular, the projected economic growth and total employment in Indianapolis are important to the realization of our forecasts for annual energy sales.

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

Further, our construction program calls for extensive expenditures for capital improvements and additions, including the installation of environmental upgrades, improvements to and replacements of generation, transmission and distribution facilities, as well as other initiatives. As a result, we have engaged, and will continue to engage, numerous contractors and have entered into a number of agreements to acquire the necessary materials and/or obtain the required construction related services. In addition, some contracts provide for us to assume the risk of price escalation and availability of certain metals and key components. This could force us to enter into alternative arrangements at then-current market prices that may exceed our contractual prices and cause construction delays. It could also subject us to enforcement action by regulatory authorities to the extent that such a contractor failure resulted in a failure by IPL to comply with requirements or expectations, particularly with regard to the cost of the project. As a result of these events, we might incur losses or delays in completing construction.

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

One of the challenges we face is to retain a skilled, efficient and cost-effective workforce while recruiting new talent to replace losses in knowledge and skills due to resignations, terminations or retirements. This undertaking could require us to make additional financial commitments and incur increased costs. If we are unable to successfully attract and retain an appropriately qualified workforce, it could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, we have employee compensation plans that reward the performance of our employees. We seek to ensure that our compensation plans encourage acceptable levels for risk and high performance through pay mix, performance metrics and timing. We also have policies and procedures in place to mitigate potential excessive risk-taking by employees to achieve performance targets which could result in events that could have a material adverse effect on our results of operations, financial condition and cash flows.

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

RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LAWS

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

Changes in, or reinterpretations of, the laws, rules, policies and procedures that set electric rates, permitted rates of return, changes in IPL’s rate structure, regulations regarding ownership of generation assets and electric service, the supply of generation, reliability initiatives, fuel and purchased power (which account for a substantial portion of our operating costs), capital expenditures and investments and the recovery of these and other costs on a full or timely basis through rates, power market prices and changes to the frequency and timing of rate increases could have a material adverse effect on our results of operations, financial condition and cash flows.

Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our business.

One byproduct of burning coal and other fossil fuels is the emission of GHGs, including CO2. At the federal, state and regional levels, policies are under development or have been developed to regulate GHG emissions. In 2020, IPL emitted approximately 10 million tons of CO2 from our power plants. IPL uses CO2 emission estimation methodologies supported by “The Greenhouse Gas Protocol” reporting standard on GHG emissions. Our CO2 emissions are determined from emissions monitoring data and calculations using actual fuel heat inputs and fuel type CO2 emission factors.

There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our electric power generation facilities. However, in 2015, the EPA promulgated a rule establishing NSPS for CO2 emissions for newly constructed and modified/reconstructed fossil-fueled EUSGUs larger than 25 MW, and the EPA proposed revisions to this rule in December 2018. In addition, in July 2019, the EPA published the final ACE Rule along with associated revisions to implementing regulations, which established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015 CPP, although the D.C. Circuit vacated and remanded the ACE Rule in January 2021. In addition, it is likely that there will be increased focus on climate change from a President Biden administration and a Democrat-controlled U.S. Congress, both of which may result in additional legislation and regulations regarding GHG emissions.

For further discussion of the regulation of GHG emissions in the U.S., see "Item 1. Business -Environmental Matters - Climate Change Legislation and Regulation."

In December 2015, the Parties to the United Nations Framework Convention on Climate Change convened for the 21st Conference of the Parties and the resulting Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. We anticipate that the Paris Agreement will continue the trend toward efforts to de-carbonize the global economy. Although the U.S. was officially able to withdraw from the Paris Agreement on November 4, 2020, on January 20, 2021, President Biden began the 30-day process of rejoining the Paris Agreement, which will become effective for the U.S. on February 19, 2021.

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

In addition, we are subject to potentially significant remediation expenses, enforcement initiatives, private party lawsuits and reputational risk associated with CCR, which consists of bottom ash, fly ash, and air pollution control wastes generated at our current and former coal-fired generation plant sites. We expect to incur substantial costs to comply with CCR rules and requirements and any changes to existing CCR rules or requirements or other new rules or requirements addressing CCR may require us to incur additional costs. Also, we may become subject to CCR-related lawsuits or involved in other CCR-related litigation that may require us to incur other costs or expose us to unexpected liabilities, which could be significant. In addition, CCR and its production at our facilities have been the subject of interest from environmental non-governmental organizations and the media. Any of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We are subject to extensive regulation at the federal, state and local levels. For example, at the federal level, IPL, as an electric utility, is regulated by the FERC and the NERC and, at the state level, we are regulated by the IURC. The regulatory power of the IURC over IPL is both comprehensive and typical of the traditional form of regulation generally imposed by state public utility commissions. We face the risk of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana. IPL is subject to regulation by the IURC as to our services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, the increase or decrease in retail rates and charges, the issuance of securities and long-term debt, the acquisition and sale of some public utility properties or securities and certain other matters.

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

For example, the U.S. federal government enacted tax reform in 2017 that, among other things, reduces U.S. federal corporate income tax rates, imposes limits on tax deductions for interest expense and changes the rules related to capital expenditure cost recovery. There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions of the tax reform measure. Given the unpredictability of these possible changes and their potential interdependency, it remains difficult to assess the overall effect such tax changes will have on our earnings and cash flow, and the extent to which such changes could adversely impact our results of operations. As the impacts of the law are determined, and as yet-to-be released regulations and other guidance interpreting the new law are issued and finalized, our financial results could be materially impacted.

In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will be sustained if challenged by relevant tax authorities and if not sustained, there could be a material impact on our results of operations.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION

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

As of December 31, 2020, we had on a consolidated basis $2,726.2 million of indebtedness and total common shareholders’ equity of $521.0 million. IPL had $1,803.8 million of first mortgage bonds outstanding as of December 31, 2020, which are secured by the pledge of substantially all of the assets of IPL under the terms of IPL’s mortgage and deed of trust. This level of indebtedness and related security could have important consequences, including the following:

•increasing our vulnerability to general adverse economic and industry conditions;

•requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund other corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•limiting, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, as needed.

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

Mortgage Financing on Properties

IPL’s mortgage and deed of trust secures first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage and deed of trust, substantially all property owned by IPL is subject to a direct first mortgage lien securing indebtedness of $1,803.8 million at December 31, 2020. In addition, IPALCO has outstanding $880.0 million of debt obligations which are secured by its pledge of all of the outstanding common stock of IPL.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements, cannot be reasonably determined, but could be material. Please see Note 2, “Regulatory Matters” and Note 10, “Commitments and Contingencies” to the Financial Statements for summaries of significant legal proceedings involving us, which are incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of February 24, 2021, all of the outstanding common stock of IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). As a result, our stock is not listed for trading on any stock exchange.

Dividends

During the years ended December 31, 2020, 2019 and 2018, we declared and paid distributions to our shareholders totaling $108.7 million, $136.4 million and $130.2 million, respectively. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL and such other factors as our Board of Directors deems relevant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” of this Form 10-K for a discussion of limitations on dividends from IPL. In order for us to make any dividend payments to our shareholders, we must, at the time and as a result of such dividends, either maintain certain credit ratings on our senior long-term debt or be in compliance with leverage and interest coverage ratios contained in IPALCO’s Third Amended and Restated Articles of Incorporation. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

Dividend and Capital Structure Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued, and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. As of December 31, 2020, and as of the filing of this report, IPL was in compliance with these restrictions.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2020, and as of the filing of this report, IPL was in compliance with all covenants and no event of default existed.

IPALCO’s Third Amended and Restated Articles of Incorporation contain provisions which state that IPALCO may not make a distribution to its shareholders or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no event of default (as defined in the articles) and no such event of default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, IPALCO’s leverage ratio does not exceed 0.67 to 1 and IPALCO’s interest coverage ratio is not less than 2.50 to 1 or, (b)(ii) if such ratios are not within the parameters, IPALCO’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2020, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In Thousands)
Statement of Operations Data:
Revenues	$1,352,985	$1,481,643	$1,450,505	$1,349,588	$1,347,430
Operating income	$262,532	$296,752	$236,358	$239,198	$261,829
Earnings from operations before income tax	$138,559	$167,921	$147,474	$157,744	$192,270
Net income	$109,967	$132,393	$134,025	$108,793	$131,060
Balance Sheet Data (end of period):
Total assets	$4,969,919	$4,928,669	$4,862,053	$4,740,561	$4,702,281
Long-term debt (less current maturities)	$2,556,278	$2,092,430	$2,649,064	$2,477,538	$2,474,840
Common shareholders’ equity	$520,988	$546,476	$573,266	$572,276	$571,183
Cumulative preferred stock of subsidiary	$59,784	$59,784	$59,784	$59,784	$59,784
Other Data:
Capital expenditures(1)	$235,736	$219,242	$235,764	$228,861	$607,716

(1)Capital expenditures includes $0.0 million, $5.6 million, $11.4 million, $10.6 million and $15.5 of payments for financed capital expenditures in 2020, 2019, 2018, 2017 and 2016, respectively.

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

EXECUTIVE SUMMARY

Compared with the prior year, the results for the year ended December 31, 2020 reflect lower earnings from operations before income tax of $29.4 million, or 17%, primarily due to factors including, but not limited to:

•a net decrease in the volume of retail kWh sold mostly due to milder weather and lower demand due to the impact of COVID-19; and
•a reduction in revenues due to an accrued regulatory liability for excess earnings under the FAC provisions.

These were partially offset by:

•a decrease in maintenance expenses; and
•lower pension costs.

See "Results of Operations" below for further discussion.

OVERVIEW OF 2020 RESULTS AND STRATEGIC PERFORMANCE

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

Our safety performance is measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of non-injury near misses. Our lagging safety metrics track lost workday cases, severity rate, and recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.

IPL measures delivery reliability by Customer Average Interruption Duration Index ("CAIDI"), System Average Interruption Duration Index ("SAIDI") and System Average Interruption Frequency Index ("SAIFI") and benchmarks the reliability metrics against other utilities at both the state and national levels. IPL also measures customer centricity on more of an individual basis by the industry metric of Customers that Experience Multiple Interruption of five or more times ("CEMI-5"). IPL measures generation reliability by Commercial Availability (“CA”), Equivalent Forced Outage Factor (“EFOF”) and Equivalent Availability Factor (“EAF”) metrics and benchmarks both EFOF and EAF results nationally. We measure Customer Satisfaction using J.D. Power in their Electric Utility Residential Customer Satisfaction Study and Research America Market Research - Consumer Insight. Monitoring performance in the areas such as competitive rates, operational reliability and customer service supports our ongoing work to deliver reliable service to our customers.

RESULTS OF OPERATIONS

The following review of consolidated results of operations and "Capital Resources and Liquidity" sections compare the results for the year ended December 31, 2020 to the results for the year ended December 31, 2019. For discussion comparing the results for the year ended December 31, 2019 to the results for the year ended December 31, 2018, see Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K, filed with the SEC on February 27, 2020.

In addition to the discussion on operations below, please see the “Statistical Information on Operations” table included in “Item 1. Business” of this report for additional data such as kWh sales and number of customers by customer class.

Statements of Operations Highlights

	Years Ended December 31,
(In Thousands)	2020	2019	2018
REVENUES	$1,352,985	$1,481,643	$1,450,505

OPERATING COSTS AND EXPENSES:
Fuel	247,105	340,466	331,701
Power purchased	135,767	133,674	164,542
Operation and maintenance	416,169	428,201	431,620
Depreciation and amortization	246,896	240,314	232,332
Taxes other than income taxes	44,516	42,236	53,952
Total operating expenses	1,090,453	1,184,891	1,214,147

OPERATING INCOME	262,532	296,752	236,358

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	4,574	3,486	8,477
Interest expense	(129,493)	(121,771)	(95,509)
Loss on early extinguishment of debt	(2,424)	—	—
Other income / (expense), net	3,370	(10,546)	(1,852)
Total other income / (expense), net	(123,973)	(128,831)	(88,884)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	138,559	167,921	147,474

Less: income tax expense	28,592	35,528	13,449
NET INCOME	109,967	132,393	134,025

Less: dividends on preferred stock	3,213	3,213	3,213
NET INCOME APPLICABLE TO COMMON STOCK	$106,754	$129,180	$130,812

2020 versus 2019

Revenues

Revenues decreased in 2020 from the prior year by $128.7 million, which resulted from the following changes (dollars in thousands):

	2020	2019	Change	Percentage Change
Revenues:
Retail Revenues	$1,294,100	$1,399,374	$(105,274)	(7.5)%
Wholesale Revenues	46,482	68,474	(21,992)	(32.1)%
Miscellaneous Revenues	12,403	13,795	(1,392)	(10.1)%
Total Revenues	$1,352,985	$1,481,643	$(128,658)	(8.7)%
Heating Degree Days(1):
Actual	4,905	5,298	(393)	(7.4)%
30-year Average	5,350	5,365
Cooling Degree Days(1):
Actual	1,192	1,318	(126)	(9.6)%
30-year Average	1,078	1,074

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

Retail Revenues

The decrease in retail revenues of $105.3 million was primarily due to the following (in millions):

Volume:
Net decrease in the volume of kWh sold, primarily due to milder weather in our service territory versus the comparable period and lower demand resulting from impacts of COVID-19	$(65.8)
Price:
Net decrease in the weighted average price of retail kWh sold, primarily due to lower fuel revenues, including a $10.0 million reduction due to excess earnings under FAC provisions (see Note 2, "Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income" to the Financial Statements for more information), partially offset by favorable block rate(1) and other retail rate variances	(40.7)

Other:	1.2

Net decrease in retail revenues	$(105.3)
(1)Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases and vice versa.

Wholesale Revenues

The decrease in wholesale revenues of $22.0 million was primarily due to a $21.5 million volume decrease and a $0.5 million decrease in the weighted average price per kWh sold. We sold 1,866.0 million kWh in the wholesale market during 2020 compared to 2,718.4 million kWh during 2019 primarily due to lower demand and lower unit availability (mostly attributed to the timing of outages). Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.

Operating Costs and Expenses

The following table illustrates changes in Operating costs and expenses from 2019 to 2020 (in thousands):

	Years Ended
	December 31,
	2020	2019	$ Change	% Change
Operating costs and expenses:
Fuel	$247,105	$340,466	$(93,361)	(27.4)%
Power purchased	135,767	133,674	2,093	1.6%
Operation and maintenance	416,169	428,201	(12,032)	(2.8)%
Depreciation and amortization	246,896	240,314	6,582	2.7%
Taxes other than income taxes	44,516	42,236	2,280	5.4%
Total operating costs and expenses	$1,090,453	$1,184,891	$(94,438)	(8.0)%

Fuel

The decrease in fuel costs of $93.4 million was primarily due to the following:

•a $38.0 million decrease due to the lower price of natural gas consumed versus the comparable period;
•a $34.4 million decrease in the quantity of fuel consumed versus the comparable period;
•an $11.6 million decrease from deferred fuel costs; and
•an $8.9 million decrease due to the lower price of coal consumed versus the comparable period.

We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. For further discussion, please see Note 2, "Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income” to the Financial Statements of this Form 10-K. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The increase in purchased power costs of $2.1 million was primarily due to the following:

•a $48.6 million increase due to a 45% increase in the volume of power purchased during the period; partially offset by
•a $46.7 million decrease in the market price of purchased power.

The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The primary driver for the $48.6 million volume increase was due to IPL's generation units running less frequently during 2020 due to lower market prices of purchased power, as well as the timing and duration of outages during these respective periods. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The decrease in Operation and maintenance expense of $12.0 million was primarily due to the following:

•decreased maintenance expenses of $13.7 million primarily due to decreased outage costs; and
•a $6.2 million write-off of materials and supplies inventory recorded in December 2019 (for further discussion, see Note 2, “Regulatory Matters - IRP Filing”).

These decreases were partially offset by:

•increase in MISO non-purchased power costs (primarily transmission related expenses) of $4.3 million; and
•higher DSM program costs of $3.2 million (these program costs are recoverable through customer rates and are offset by an increase in DSM revenues).

Depreciation and Amortization

The increase in Depreciation and amortization expense of $6.6 million was mostly attributed to the impact of additional assets placed in service.

Taxes Other Than Income Taxes

The increase in Taxes other than income taxes of $2.3 million was mostly attributed to higher property taxes of $1.9 million primarily as a result of higher assessed values.

Other Income / (Expense), Net

The following table illustrates changes in Other income / (expense), net from 2019 to 2020 (in thousands):

	Years Ended
	December 31,
	2020	2019	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$4,574	$3,486	$1,088	31.2%
Interest expense	(129,493)	(121,771)	(7,722)	6.3%
Loss on early extinguishment of debt	(2,424)	—	(2,424)	#DIV/0!
Other income / (expense), net	3,370	(10,546)	13,916	(132.0)%
Total other income/(expense), net	$(123,973)	$(128,831)	$4,858	(3.8)%

Interest Expense

The increase in Interest expense of $7.7 million was primarily due to (i) amortization of unrealized losses on interest rate hedges of $5.4 million beginning in April 2020 and (ii) higher interest expense on long-term debt of $3.0 million mostly due to higher rates.

Loss on Early Extinguishment of Debt

The increase in Loss on Early Extinguishment of Debt of $2.4 million was primarily due to a make-whole premium and write-off of deferred financing costs due to the redemption of $405 million of 2020 IPALCO Notes and $65 million IPALCO Term Loan in the second quarter of 2020.

Other Income/(Expense), Net

The increase in Other income/(expense), net of $13.9 million was primarily due to a decrease in defined benefit plan costs of $16.1 million due to a higher expected return on plan assets compared to the prior year.

Income Tax Expense

The following table illustrates changes in income tax expense from 2019 to 2020 (in thousands):

	Years Ended
	December 31,
	2020	2019	$ Change	% Change
Income tax expense	$28,592	$35,528	$(6,936)	(19.5)%

The decrease in income tax expense of $6.9 million was primarily due to lower pretax income versus the comparable period.

KEY TRENDS AND UNCERTAINTIES

During 2021 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:
▪regulatory outcomes and impacts;
▪the passage of new legislation, implementation of regulations or other changes in regulation; and
▪timely recovery of capital expenditures.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” of this Form 10-K.
COVID-19 Pandemic
The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. In response to the COVID-19 pandemic, the Governor of Indiana also issued an Executive Order prohibiting electric utilities, including us, from discontinuing electric utility service to customers through August 14, 2020, which prohibition has lapsed.
In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. We experienced impacts from the pandemic in 2020 and into 2021 and expect to continue to experience impacts for the remainder of 2021, and any such impacts during that time or in other future periods could have material and adverse effects on our results of operations, financial condition and cash flows. The following discussion highlights our assessment of the impacts of the COVID-19 pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see "Item 1A. Risk Factors" of this Form 10-K.

Business Continuity - During the COVID-19 pandemic, we are taking a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue to respond to this global crisis through comprehensive measures to protect our employees and others while fulfilling our vital role in providing our customers with electric energy. While stay-at-home restrictions have been lifted in our service territory, most of our management and administrative personnel are able to work remotely, and we have not experienced significant issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information.

Demand - The economic impact of the COVID-19 pandemic started to materialize in Indiana in the second half of March 2020 and continued for the remainder of 2020 and into 2021. See Note 15, "Risks and Uncertainties - COVID-19 Pandemic" for further discussion of how the COVID-19 pandemic has impacted our sales demand and Note 13, "Revenue" to the Financial Statements for a disaggregation of retail revenues by customer class. The declines for small and large commercial and industrial customers were most severe in April and May, and partially recovered the remainder of the year as stay-at-home orders were lifted. While we cannot predict the length and magnitude of the COVID-19 pandemic or how it could ultimately impact global or local economic conditions, continuous and/or further declines in future demand would adversely impact our financial results for 2021 and beyond.

Liquidity - We anticipate continuing to have sufficient liquidity to make all required payments, including payments for salaries and wages owed to our employees, during the COVID-19 pandemic. We also continue to not foresee a significant impact to our access to capital or our liquidity position as a result of the COVID-19 pandemic. During the second quarter of 2020, IPALCO accessed the capital markets to issue $475 million in principal amount of 4.25%, ten-year notes, which has been used to repay IPALCO debt due to mature in 2020. In addition, during the fourth quarter of 2020 IPL issued $90 million aggregate principal amount of first mortgage bonds and used the proceeds to refund $90 million of Indiana Finance Authority Environmental Facilities Refunding Revenue Bonds Series 2015A&B. For further discussion of our financial condition, liquidity, and capital requirements, see "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" of this Form 10-K.

Credit Exposures - We continue to monitor and manage our credit exposures in a prudent manner. During the year ended December 31, 2020 and into 2021, we experienced credit-related impacts from utility customers due to the prohibition of electric utilities, including us, from discontinuing electric utility service to customers and due to the economic impacts of the COVID-19 pandemic. This has resulted in an increase in past due customer receivable balances, and our allowance for credit losses has increased $2.2 million during the year ended December 31, 2020. See Note 1, "Overview and Summary of Significant Accounting Policies - Accounts Receivable" for further discussion of our allowance for credit losses. If these credit-related impacts from the COVID-19 pandemic continue into 2021 or beyond, further deterioration in our credit exposures and customer collections may result. See Note 2, "Regulatory Matters" for a discussion of regulatory measures which mitigate this impact.

Supply Chain - Our supply chain management has remained robust during this challenging time and we continue to closely manage and monitor developments.

Capital Projects - During the COVID-19 pandemic, our construction projects are proceeding without material delays. For further discussion of our capital requirements, see "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" of this Form 10-K.

CARES Act - The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, we have deferred the payment of federal payroll taxes in accordance with the provisions of this act. At December 31, 2020, the total deferral was approximately $2.5 million.

See Note 15, "Risks and Uncertainties" to the Financial Statements and "Item 1A. Risk Factors" of this Form 10-K for more information.

Operational
As part of IPL's December 2019 Integrated Resource Plan filing, IPL has plans to retire 630 MW of coal-fired generation at Petersburg Units 1 and 2. IPL issued an all-source request for proposal to competitively procure replacement capacity by June 1, 2023, which is the first year IPL is expected to have a capacity shortfall. Proposals were received through February 28, 2020 and are currently being evaluated. On February 5, 2021, IPL announced an agreement to acquire a 195 MW solar project, subject to approval from the IURC. For further discussion, see Note 2, "Regulatory Matters - IRP Filing" of this Form 10-K.
Regulatory Environment
For a discussion of the regulatory environment related to our business, see “Item 1. Business – Regulation” and Note 2, “Regulatory Matters” to the Financial Statements of this Form 10-K.

Macroeconomic and Political

Reference Rate Reform

In July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. On November 30, 2020, the ICE Benchmark Association ("IBA") announced it had begun consultation on its intention to cease publication of two specific LIBOR rates by December 31, 2021, while extending the timeline for the overnight, one-month, three-month, six-month, and 12-month USD LIBOR rates through June 30, 2023. The IBA expects to make separate announcements in this regard following the outcome of the consultation. We maintain financial instruments that use LIBOR as an interest rate benchmark. Although the full impact of the reform remains unknown, we have begun to engage with our counterparties to discuss specific action items to be undertaken in order to prepare for amendments when they become due.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2020, we had unrestricted cash and cash equivalents of $20.5 million and available borrowing capacity of $175 million under our unsecured revolving Credit Agreement. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2022. In December 2018, we received an order from the IURC granting us authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt, all of which authority remains available under the order as of December 31, 2020, and refinance up to $185 million in existing indebtedness, of which $95 million of authority remains available under the order as of December 31, 2020. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of December 31, 2020. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2020. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

IPL First Mortgage Bonds

In December 2020, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $90 million of Environmental Facilities Refunding Revenue Bonds, Series 2020A&B due December 2038. For further discussion, please see Note 7, " Debt - IPL First Mortgage Bonds."

IPL has $95 million of 3.875% IPL first mortgage bonds that are due August 1, 2021. For further discussion, please see Note 7, “Debt - IPL First Mortgage Bonds.”

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

Cash Flows

The following table provides a summary of our cash flows:

	Years ended December 31,			$ Change
	2020	2019	2018	2020 vs. 2019
	(in thousands)			(in thousands)
Net cash provided by operating activities	$295,425	$397,815	$381,012	$(102,390)
Net cash used in investing activities	(275,769)	(237,448)	(253,952)	(38,321)
Net cash used in financing activities	(41,586)	(145,414)	(124,142)	103,828
Net change in cash and cash equivalents	(21,930)	14,953	2,918	(36,883)
Cash, cash equivalents and restricted cash at beginning of period	48,552	33,599	30,681	14,953
Cash and cash equivalents at end of period	$26,622	$48,552	$33,599	$(21,930)

2020 versus 2019

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows:

	Years ended December 31,			$ Change
	2020	2019	2018	2020 vs. 2019
	(in thousands)			(in thousands)
Net income	$109,967	$132,393	$134,025	$(22,426)
Depreciation and amortization	246,896	240,314	232,332	6,582
Amortization of debt premium	3,942	4,109	3,975	(167)
Deferred income taxes and investment tax credit adjustments	2,854	15,277	(15,735)	(12,423)
Loss on early extinguishment of debt	2,424	—	—	2,424
Allowance for equity funds used during construction	(4,574)	(3,486)	(8,477)	(1,088)
Net income, adjusted for non-cash items	361,509	388,607	346,120	(27,098)
Net change in operating assets and liabilities	(66,084)	9,208	34,892	(75,292)
Net cash provided by operating activities	$295,425	$397,815	$381,012	$(102,390)

The net change in operating assets and liabilities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was driven by the following (in thousands):

Decrease from inventories is primarily due to higher inventory balances as IPL's generation units ran less frequently during 2020	$(28,814)
Decrease from accounts payable due to timing of payments	(23,369)
Decrease from short-term and long-term regulatory assets and liabilities is primarily due to a decrease in the ECCRA regulatory liability as we return certain benefits to customers	(14,311)
Decrease from accrued and other current liabilities primarily due to a decrease in customer deposits as IPL credited back and did not collect customer deposits during a portion of 2020 per the IURC COVID-19 order	(12,627)
Decrease from pension and other postretirement benefit obligations is primarily due to an increase in funded status due to lower net periodic benefit costs	(12,405)
Decrease from higher accounts receivable balances primarily due to timing of collections	(10,572)
Increase from accrued taxes payable/receivable primarily due to higher current portion income tax expense in the current year and lower tax sharing and property tax payments	22,393
Other	4,413
Net change in operating assets and liabilities	$(75,292)

Investing Activities

Net cash used in investing activities increased $38.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures due to higher growth related capital expenditures primarily from TDSIC Plan investments, partially offset by lower maintenance related capital expenditures	$(22,081)
Higher cash outflows on cost of removal and regulatory recoverable ARO payments due to timing of such payments	(15,948)
Other	(292)
Net change in investing activities	$(38,321)

Financing Activities

Net cash used in financing activities decreased $103.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, which was primarily driven by (in thousands):

Increase from long-term borrowings, net of discount due primarily to the April 2020 issuance of the $475 million 4.25% 2030 senior secured notes, and the December 2020 issuance of the $90M series 2020A and 2020B bonds	$564,568
Increase from net borrowings under revolving credit facilities due to higher net draws on IPL's line of credit in 2020	75,000
Lower distributions to shareholders	27,687
Decrease from retirement of long-term debt, including early retirement premium primarily due to the April 2020 retirement of a $65.0 million Term Loan, the May 2020 retirement of the $405.0 million 3.45% senior secured notes, and the December 2020 repayment of the $90.0M series 2015A and 2015B notes	(562,135)
Other	(1,292)
Net change in financing activities	$103,828

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2021 through 2023 is currently estimated to cost approximately $1.5 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2021	2022	2023	from 2021 through 2023
Transmission and distribution related additions, improvements and extensions	$287	$268	$287	$842	(1)
Power plant related projects	55	266	222	543
Other miscellaneous equipment	63	53	35	151
Total estimated costs of capital expenditure program	$405	$587	$544	$1,536

(1) Additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

The amounts described in the capital expenditure program above include spending under IPL's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027 (which includes estimated spending of $176.5 million in 2021, $190.0 million in 2022 and $212.6 million in 2023, respectively). Total TDSIC costs expended through December 31, 2020 were $145.8 million.

Additionally, estimated capital expenditure spending on environmental compliance costs for the three-year period from 2021 through 2023 includes the following (amounts in millions):

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project	Through December 31, 2020	of Project
NAAQS SO2 (1)	$27	$26	$1
Cooling water intake regulations (2)	$9	$2	$7

(1) Includes spending for projects underway related to environmental compliance for NAAQS SO2.
(2) Includes spending for studies related to cooling water intake requirements in section 316(b) of the CWA.

Please see “Item 1. Business - Environmental Matters" for additional details on each of these projects.

Capital Resources

As IPALCO is a holding company, substantially all of its cash is generated by the operating activities of its subsidiaries, principally IPL. None of its subsidiaries, including IPL, are obligated under or have guaranteed to make payments with respect to the 2024 IPALCO Notes or the 2030 IPALCO Notes; however, all of IPL’s common stock is pledged to secure these debt obligations. Accordingly, IPALCO’s ability to make payments on the 2024 IPALCO Notes and the 2030 IPALCO Notes depends on the ability of IPL to generate cash and distribute it to IPALCO.

Liquidity

We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to interest rate and commodity hedges, taxes and dividend payments. For 2021 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing, and funds from equity capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under the Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business, and our results of operations, financial condition and cash flows.

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

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at December 31, 2020
IPL	Revolving	June 2024	$250.0	$175.0

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on IPL’s Credit Agreement (as well as the amount of certain other fees in the Credit Agreement) are dependent upon the credit ratings of IPL. Downgrades in the credit ratings of AES could result in IPL’s and/or IPALCO’s credit ratings being downgraded. Any reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities.

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
(a)Ratings relate to IPALCO's Senior Secured Notes.
(b)Ratings relate to IPL's Senior Secured Bonds.

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

Contractual Cash Obligations

Our non-contingent contractual obligations as of December 31, 2020 are set forth below:

	Payment due
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Short-term and long-term debt	$2,758.8	$170.0	$—	$445.0	$2,143.8
Interest obligations	1,930.6	119.5	232.8	211.7	1,366.6
Purchase obligations
Coal, gas, purchased power and
related transportation	1,182.7	209.1	237.2	214.1	522.3
Other	188.4	172.0	5.4	2.8	8.2
Total	$6,060.5	$670.6	$475.4	$873.6	$4,040.9

Short-term and long-term debt:

Our short-term and long-term debt at December 31, 2020 consists of outstanding borrowings on the committed line of credit, IPL first mortgage bonds and IPALCO long-term debt. These long-term debt amounts include current maturities but exclude unamortized debt discounts and deferred financing costs. See Note 7, "Debt" to the Financial Statements of this Form 10-K.

Interest obligations:

Interest payment obligations are associated with the short-term and long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2020.

Purchase obligations:

Purchase commitments for coal, gas, purchased power and related transportation:

IPL enters into long-term contracts for the purchase of coal, gas, purchased power and related transportation. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:

At December 31, 2020, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives and incentive compensation (see Note 5, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 8, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 9, "Benefit Plans") and (v) contingencies (see Note 10, "Commitments and Contingencies"). See the indicated notes to the Financial Statements of this Form 10-K for additional information on the items excluded.

Reserve for uncertain tax positions:

Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $7.4 million at December 31, 2020, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.

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

Revenue Recognition

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2020 revenues and ending unbilled revenues of a one percentage point change in estimated line losses for the month of December 2020 is immaterial. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted.

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

The disclosures presented in this section are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this section. For further information regarding market risk, see "Item 1A.—Risk Factors." Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the electricity markets, which could have a material adverse effect on our financial performance; and we may not be adequately hedged against our exposure to changes in interest rates.

Wholesale Sales

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO day-ahead and real-time markets. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, the demand by load-serving entities, and the formation of IPL’s offers into the market. Our wholesale revenues are generated primarily from sales directly to the MISO energy market. The average price per MWh we sold in the wholesale market was $24.91, $25.19 and $31.26 in 2020, 2019 and 2018, respectively. For the periods presented in the Financial Statements of this Form 10-K, a decline in wholesale prices could have had a negative impact on earnings, because most of our non-fuel costs are fixed in the short term and lower wholesale prices can result in lower wholesale volumes sold. However, after the implementation of the 2018 Base Rate Order in December 2018, the impact is limited as the order provides that annual wholesale margins earned above (or below) a benchmark of $16.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Our wholesale revenues represented 2.6% of our total electric revenues over the past five years. As a result, we anticipate that a 10% change in the market price for wholesale electricity would not have a material impact on our results of operations.

Fuel

We have limited exposure to commodity price risk for the purchase of coal and natural gas, the primary fuels used by us for the production of electricity. We manage this risk for coal by providing for a significant portion of our current projected burn through 2021 and approximately 28% of our current projected burn for the three-year period ending December 31, 2023, under long-term contracts. Our current hedge percentage is lower than normal because we have delayed term purchases until the Spring of 2021 to manage our existing higher coal inventory levels. In addition, IPL has established physical natural gas hedges for firm gas supply of approximately 100% of the expected consumption at Eagle Valley during the 2021 winter period, which price off the daily natural gas index for the respective physical hubs. Pricing provisions in some of our long-term contracts allow for price changes under certain circumstances. Existing coal purchases made in 2021 are expected to be made at prices that are slightly higher than our weighted average price in 2020. New coal purchases transacted for 2021 are expected to be lower than the weighted average price of 2020. Our exposure to fluctuations in the price of fuel is limited because pursuant to Indiana law, we may apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

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

Equity Price Risk

Our Pension Plans are impacted significantly by the economy as a result of the Pension Plans being invested in common equity securities. The performance of the Pension Plans’ investments in such common equity securities and other instruments impacts our earnings as well as our funding liability. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $32.3 million reduction in fair value as of December 31, 2020 and approximately a $8.2 million increase to the 2021 pension expense. Please see Note 9, “Benefit Plans” to the Financial Statements for additional Pension Plan information.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, IPL’s Credit Agreement bears interest at a variable rate based either on the Prime interest rate or on the LIBOR. Fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily the LIBOR. At December 31, 2020, we had approximately $2,683.8 million principal amount of fixed rate debt and $75.0 million principal amount of variable rate debt outstanding. In regard to our fixed rate debt, the interest rate risk with respect to long-term debt primarily relates to the potential impact a decrease in interest rates has on the fair value of our fixed-rate debt and not on our financial condition or results of operations.

Variable rate debt at December 31, 2020 was comprised of $75.0 million under IPL's Credit Agreement. Based on amounts outstanding as of December 31, 2020, the effect of a 25 basis point change in the applicable rates on our variable-rate debt would change our annual interest expense and cash paid for interest by $0.2 million and $(0.2 million), respectively.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed-rate	$95.0	$—	$—	$445.0	$—	$2,143.8	$2,683.8	$3,295.6
Variable-rate	75.0	—	—	—	—	—	75.0	75.0
Total Indebtedness	$170.0	$—	$—	$445.0	$—	$2,143.8	$2,758.8	$3,370.6
Weighted Average Interest Rates by Maturity	2.732%	N/A	N/A	3.648%	N/A	4.673%	4.388%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IPALCO Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income / loss, common shareholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Accounting
Regulatory Accounting
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company applies the provisions of FASC 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the IURC and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory liabilities generally represent obligations to provide refunds or future rate reductions to customers for previous over collections or the deferral of revenues collected for costs that the Company expects to incur in the future. Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and related disclosures in the Company’s consolidated financial statements.
Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the consolidated financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2020, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the regulatory assets and liabilities and related disclosures.
How We Addressed the Matter in Our Audit	To test the Company’s accounting for regulatory assets and liabilities, our audit procedures included, among others, reviewing relevant regulatory orders, statutes and interpretations; filings made by intervening parties; and other publicly available information, to assess the likelihood of recovery of regulatory assets in future rates or of a refund or future reduction in rates for regulatory liabilities based on precedents for the treatment of similar costs under similar circumstances. We evaluated the Company’s assertions regarding the probability of recovery of regulatory assets or refund or future reduction in rates for regulatory liabilities, to assess the Company’s assertion that amounts are probable of recovery or of a refund or future reduction in rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Indianapolis, Indiana
February 24, 2021

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018
(In Thousands)
	2020	2019	2018
REVENUES	$1,352,985	$1,481,643	$1,450,505

OPERATING COSTS AND EXPENSES:
Fuel	247,105	340,466	331,701
Power purchased	135,767	133,674	164,542
Operation and maintenance	416,169	428,201	431,620
Depreciation and amortization	246,896	240,314	232,332
Taxes other than income taxes	44,516	42,236	53,952
Total operating expenses	1,090,453	1,184,891	1,214,147

OPERATING INCOME	262,532	296,752	236,358

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	4,574	3,486	8,477
Interest expense	(129,493)	(121,771)	(95,509)
Loss on early extinguishment of debt	(2,424)	—	—
Other income / (expense), net	3,370	(10,546)	(1,852)
Total other income / (expense), net	(123,973)	(128,831)	(88,884)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	138,559	167,921	147,474

Less: income tax expense	28,592	35,528	13,449
NET INCOME	109,967	132,393	134,025

Less: dividends on preferred stock	3,213	3,213	3,213
NET INCOME APPLICABLE TO COMMON STOCK	$106,754	$129,180	$130,812

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Comprehensive Income/(Loss)
For the Years Ended December 31, 2020, 2019 and 2018
(In Thousands)
	2020	2019	2018

Net income applicable to common stock	$106,754	$129,180	$130,812

Derivative activity:
Change in derivative fair value, net of income tax benefit of $8,876, $6,810 and $0, for each respective period	(27,779)	(19,750)	—
Reclassification to earnings, net of income tax benefit of $1,313, $0 and $0, for each respective period	4,109	—	—
Net change in fair value of derivatives	(23,670)	(19,750)	—

Other comprehensive loss	(23,670)	(19,750)	—

Net comprehensive income	$83,084	$109,430	$130,812

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,502	$48,152
Restricted cash	6,120	400
Accounts receivable, net of allowance for credit losses of $3,155 and $921, respectively	165,193	161,090
Inventories	95,506	83,569
Regulatory assets, current	45,430	37,398
Taxes receivable	24,384	23,670
Prepayments and other current assets	17,842	17,264
Total current assets	374,977	371,543
NON-CURRENT ASSETS:
Property, plant and equipment	6,530,395	6,398,612
Less: Accumulated depreciation	2,643,695	2,414,652
	3,886,700	3,983,960
Construction work in progress	209,584	130,609
Total net property, plant and equipment	4,096,284	4,114,569
OTHER NON-CURRENT ASSETS:
Intangible assets - net	59,141	64,861
Regulatory assets, non-current	392,801	355,614
Other non-current assets	46,716	22,082
Total other non-current assets	498,658	442,557
TOTAL ASSETS	$4,969,919	$4,928,669
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (Note 7)	$169,907	$559,199
Accounts payable	127,089	128,521
Accrued taxes	26,620	22,012
Accrued interest	31,733	35,334
Customer deposits	27,929	34,635
Regulatory liabilities, current	30,036	52,654
Derivative liabilities, current	—	26,560
Accrued and other current liabilities	19,453	23,300
Total current liabilities	432,767	882,215
NON-CURRENT LIABILITIES:
Long-term debt (Note 7)	2,556,278	2,092,430
Deferred income tax liabilities	275,714	272,861
Taxes payable	7,458	4,658
Regulatory liabilities, non-current	839,360	846,430
Accrued pension and other postretirement benefits	5,334	19,344
Asset retirement obligations	195,236	204,219
Derivative liabilities, non-current	63,215	—
Other non-current liabilities	13,785	252
Total non-current liabilities	3,956,380	3,440,194
Total liabilities	4,389,147	4,322,409
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
Paid in capital	588,966	590,784
Accumulated other comprehensive loss	(43,420)	(19,750)
Accumulated deficit	(24,558)	(24,558)
Total common shareholders' equity	520,988	546,476
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	580,772	606,260
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,969,919	$4,928,669

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(In Thousands)
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,967	$132,393	$134,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,896	240,314	232,332
Amortization of deferred financing costs and debt discounts	3,942	4,109	3,975
Deferred income taxes and investment tax credit adjustments - net	2,854	15,277	(15,735)
Loss on early extinguishment of debt	2,424	—	—
Allowance for equity funds used during construction	(4,574)	(3,486)	(8,477)
Change in certain assets and liabilities:
Accounts receivable	(4,103)	6,469	(9,944)
Inventories	(15,240)	13,574	(3,652)
Accounts payable	(20,322)	3,047	3,675
Accrued and other current liabilities	(8,214)	4,413	(10,532)
Accrued taxes payable/receivable	6,695	(15,698)	3,180
Accrued interest	(3,601)	544	458
Pension and other postretirement benefit expenses	(6,991)	5,414	(30,740)
Short-term and long-term regulatory assets and liabilities	(13,390)	921	76,647
Prepayments and other current assets	(578)	(2,119)	4,711
Other - net	(340)	(7,357)	1,089
Net cash provided by operating activities	295,425	397,815	381,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(235,700)	(213,619)	(224,335)
Project development costs	(2,401)	(2,269)	(1,127)
Cost of removal and regulatory recoverable ARO payments	(37,786)	(21,838)	(29,543)
Other	118	278	1,053
Net cash used in investing activities	(275,769)	(237,448)	(253,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	115,000	10,000	100,000
Repayments under revolving credit facilities	(40,000)	(10,000)	(248,000)
Long-term borrowings, net of discount	564,568	—	169,936
Retirement of long-term debt, including early payment premium	(562,135)	—	—
Distributions to shareholders	(108,739)	(136,426)	(130,179)
Preferred dividends of subsidiary	(3,213)	(3,213)	(3,213)
Deferred financing costs paid	(6,914)	—	(1,067)
Payments for financed capital expenditures	(36)	(5,623)	(11,429)
Other	(117)	(152)	(190)
Net cash used in financing activities	(41,586)	(145,414)	(124,142)
Net change in cash, cash equivalents and restricted cash	(21,930)	14,953	2,918
Cash, cash equivalents and restricted cash at beginning of period	48,552	33,599	30,681
Cash, cash equivalents and restricted cash at end of period	$26,622	$48,552	$33,599

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$122,938	$117,457	$90,975
Income taxes	27,000	29,600	28,275
Non-cash investing activities:
Accruals for capital expenditures	$54,360	$35,471	$47,553

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholders' Equity
and Noncontrolling Interest
For the Years Ended December 31, 2020, 2019 and 2018
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
Balance at January 1, 2018	$597,467	$—	$(25,191)	$572,276	$59,784
Net income	—	—	130,812	130,812	3,213
Preferred stock dividends	—	—	—	—	(3,213)
Distributions to shareholders	—	—	(130,179)	(130,179)	—
Other	357	—	—	357	—
Balance at December 31, 2018	597,824	—	(24,558)	573,266	59,784
Net comprehensive income	—	(19,750)	129,180	109,430	3,213
Preferred stock dividends	—	—	—	—	(3,213)
Distributions to shareholders(1)	(7,246)	—	(129,180)	(136,426)	—
Other	206	—	—	206	—
Balance at December 31, 2019	590,784	(19,750)	(24,558)	546,476	59,784
Net comprehensive income	—	(23,670)	106,754	83,084	3,213
Preferred stock dividends	—	—	—	—	(3,213)
Distributions to shareholders(1)	(1,985)	—	(106,754)	(108,739)	—
Other	167	—	—	167	—
Balance at December 31, 2020	$588,966	$(43,420)	$(24,558)	$520,988	$59,784

        1) IPALCO made return of capital payments of $2.0 million, $7.2 million and $0.0 million in 2020, 2019 and 2018, respectively, for the portion of current year distributions to shareholders in excess of current year net income.

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 512,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations all within the state of Indiana. Our largest generating station, Petersburg, is coal-fired, and IPL has plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively (for further discussion, see Note 2, "Regulatory Matters - IRP Filing"). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT plant in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of December 31, 2020, IPL’s net electric generation capacity for winter is 3,705 MW and net summer capacity is 3,560 MW.

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

	As of December 31,
	2020	2019
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$20,502	$48,152
Restricted cash	6,120	400
Total cash, cash equivalents and restricted cash	$26,622	$48,552

Revenues and Accounts Receivable

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. Our provision for expected credit losses included in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations was $4.8 million, $4.3 million and $5.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table summarizes our accounts receivable balances at December 31:

	As of December 31,
	2020	2019
	(In Thousands)
Accounts receivable, net
Customer receivables	$91,335	$90,747
Unbilled revenue	72,334	65,822
Amounts due from related parties	490	2,717
Other	4,189	2,725
Provision for uncollectible accounts	(3,155)	(921)
Total accounts receivable, net	$165,193	$161,090

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the year ended December 31, 2020 (in Thousands):

	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at December 31, 2020
Allowance for credit losses	$921	$5,861	$(5,473)	$1,846	$3,155

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of December 31, 2020. Amounts are written off when reasonable collections efforts have been exhausted. An Executive Order issued by the Governor of Indiana on March 19, 2020 and extended by the IURC prohibited electric utilities, including us, from discontinuing electric utility service to customers through August 14, 2020 due to the economic impacts of COVID-19. This order along with the economic impacts of COVID-19 has resulted in an increase in past due customer receivable balances, and thus the current period provision and the allowance for credit losses has increased during 2020. Please see additional discussion in Note 2, "Regulatory Matters - IURC COVID-19 Order” and Note 15, "Risks and Uncertainties - COVID-19 Pandemic."

Inventories

We maintain coal, fuel oil, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or net realizable value, using the average cost. The following table summarizes our inventories balances at December 31:

	As of December 31,
	2020	2019
	(In Thousands)
Inventories
Fuel	$36,953	$26,907
Materials and supplies, net	58,553	56,662
Total inventories	$95,506	$83,569

Property, Plant and Equipment

Property, plant and equipment is stated at original cost as defined for regulatory purposes. The cost of additions to property, plant and equipment and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.7%, 3.7%, and 4.2% during 2020, 2019 and 2018, respectively. Depreciation expense was $232.8 million, $228.2 million, and $235.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. "Depreciation and amortization" expense on the accompanying Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 6.9%, 6.9% and 6.4% during 2020, 2019 and 2018, respectively.

Impairment of Long-lived Assets

GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $4.1 billion as of December 31, 2020 and 2019. In December 2020, IPL reclassified net property, plant and equipment of $74.5 million associated with the probable Petersburg Unit 1 retirement to long-term regulatory assets (for further discussion, see Note 2, “Regulatory Matters - IRP Filing” and Note 3, "Property, Plant and Equipment"). We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Intangible Assets

Intangible assets primarily include capitalized software of $144.5 million and $139.6 million and its corresponding accumulated amortization of $85.3 million and $74.7 million, as of December 31, 2020 and 2019, respectively. Amortization expense was $10.6 million, $7.5 million and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated amortization expense of this capitalized software is approximately $59.0 million over the next 5 years ($11.8 million in 2021, $11.8 million in 2022, $11.8 million in 2023, $11.8 million in 2024 and $11.8 million in 2025).

Implementation Costs Related to Software as a Service

IPALCO has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $8.8 million as of December 31, 2020, which are recorded within "Other non-current assets" on the accompanying Consolidated Balance Sheets.

Contingencies

IPALCO accrues for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations and are involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2020 and 2019, total loss contingencies accrued were $15.4 million and $4.5 million, respectively, which were included in “Accrued and Other Current Liabilities” and "Other Non-Current Liabilities", respectively, on the accompanying Consolidated Balance Sheets.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. Approximately 69% of IPL’s employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s contract with the physical unit expires on December 6, 2021, and the contract with the clerical-technical unit expires February 13, 2023. Additionally, IPL has long-term coal contracts with two suppliers, and substantially all of the coal is currently mined in the state of Indiana.

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

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of Accumulated Other Comprehensive Loss by component during the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	For the Years Ended December 31,
		2020	2019	2018
Gains and losses on cash flow hedges (Note 5):	Interest expense	$(5,422)	$—	$—
	Income tax expense	1,313	—	—
Total reclassifications for the period, net of income taxes		$(4,109)	$—	$—

The changes in the components of Accumulated Other Comprehensive Income/(Loss) during the years ended December 31, 2020, 2019, and 2018 are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Gains and losses on cash flow hedges (Note 5):
Balance at January 1	$(19,750)	$—	$—
Other comprehensive loss before reclassifications	(27,779)	(19,750)	—
Amounts reclassified from AOCI to earnings	4,109	—	—
Balance at December 31	$(43,420)	$(19,750)	$—

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

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the Financial Statements upon adoption
2020-04 and 2021-01, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 21, 2022).
		March 12, 2020 - December 31, 2022	The Company is currently evaluating the impact of adopting the standard on the Financial Statements.

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

Base Rate Orders

On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement previously filed with the IURC by IPL for a $43.9 million, or 3.2%, increase to annual revenues (the "2018 Base Rate Order"). The 2018 Base Rate Order includes recovery through rates of the CCGT at Eagle Valley completed in the first half of 2018, as well as other construction projects and changes to operating income since the 2016 Base Rate Order. New basic rates and charges became effective on December 5, 2018. The 2018 Base Rate Order also provides customers approximately $50 million in benefits, which are flowing to customers over the two-year period that began March 2019, via the ECCRA rate adjustment mechanism. This liability, less amounts returned to IPL's customers during 2020 and 2019, is recorded primarily in "Regulatory liabilities, current" ($4.7 million and $25.1 million as of December 31, 2020 and 2019, respectively) and "Regulatory liabilities, non-current" ($0.0 million and $4.7 million as of December 31, 2020 and 2019, respectively) on the accompanying Consolidated Balance Sheets. In addition, the 2018 Base Rate Order provides that annual wholesale margins earned above (or below) the benchmark of $16.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Prior to the 2018 Base Rate Order, wholesale sales margins were shared with customers 50% above and below an established benchmark of $6.3 million. Similarly, the 2018 Base Rate Order provides that all capacity sales above (or below) a benchmark of $11.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. The 2018 Base Rate Order also approved changes to IPL's depreciation and amortization rates (including no longer deferring depreciation on the CCGT at Eagle Valley) which altogether represent a net expense increase of approximately $28.7 million annually.

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

In each of the last three calendar years, IPL has reported earnings in excess of the authorized level for each of the four quarterly reporting periods in those years, however IPL was not required to reduce its fuel cost recovery because of its Cumulative Deficiencies. During 2020, IPL's Cumulative Deficiencies dropped to zero and thus IPL recorded a reduction to revenue of $10.0 million in 2020. IPL's regulatory liability attributed to the Cumulative Deficiencies calculation was $7.7 million as of December 31, 2020, which is recorded within "Regulatory liabilities, current" on the accompanying Consolidated Balance Sheets.

ECCRA

IPL may apply to the IURC for approval of a rate adjustment known as the ECCRA periodically to recover costs (including a return) to comply with certain environmental regulations applicable to IPL’s generating stations. The total amount of IPL’s equipment approved for ECCRA recovery as of December 31, 2020 was $22.5 million. The jurisdictional revenue requirement approved by the IURC to be included in IPL’s rates for the twelve-month period ending February 2021 was a net credit to customers of $31.2 million. This amount is significantly lower than ECCRA periods prior to 2019 as a result of (i) having the vast majority of the ECCRA projects rolled into IPL’s basic rates and charges effective December 5, 2018 as a result of the 2018 Base Rate Order and (ii) the approximately $50 million of customer benefits being flowed through the ECCRA as a result of the 2018 Base Rate Order, as described above. The only equipment still remaining in the ECCRA as of December 31, 2020 are certain projects associated with NAAQS compliance.

DSM

Through various rate orders from the IURC, IPL has been able to recover its costs of implementing various DSM programs throughout the periods covered by this report. In 2020, 2019 and 2018, IPL also had the ability to receive performance incentives, dependent upon the level of success of the programs. Performance incentives included in revenues for the years ended December 31, 2020, 2019 and 2018 were $6.0 million, $7.5 million and $3.8 million, respectively.

On February 7, 2018, the IURC approved a settlement agreement approving a three year DSM plan for IPL through 2020. The approval included cost recovery of programs as well as performance incentives, depending on the level of success of the programs. The order also approved recovery of lost revenues, consistent with the provisions of the settlement agreement.

On December 29, 2020, the IURC approved a settlement agreement establishing a new three year DSM plan for IPL through 2023. The approval included cost recovery of programs as well as performance incentives, depending on the level of success of the programs. The order also approved recovery of lost revenues, consistent with the provisions of the settlement agreement.

Wind and Solar Power Purchase Agreements

We are committed under a power purchase agreement to purchase all wind-generated electricity through 2029 from a wind project in Indiana. We are also committed under another agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota. The Indiana project has a maximum output capacity of approximately 100 MW and the Minnesota project has a maximum output capacity of approximately 200 MW. In addition, we have 96.4 MW of solar-generated electricity in our service territory under long-term contracts (these long-term contracts have expiration dates ranging from 2021 to 2033), of which 95.9 MW was in operation as of December 31, 2020. We have authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC. If and when IPL sells the renewable energy attributes (in the form of renewable energy credits) generated from these facilities, the proceeds would pass back to benefit IPL’s retail customers through the FAC.

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

TDSIC

In 2013, Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, was signed into law.  The TDSIC statute was revised in 2019. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a plan of at least five years and not more than seven for eligible investments. The first eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next base rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues.

On March 4, 2020, the IURC issued an order approving the projects in a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. On June 18, 2020, IPL filed its first annual TDSIC rate adjustment (TDSIC 1) for a return on and of investments through March 31, 2020. On October 14, 2020, the IURC issued an order approving this TDSIC rate adjustment, which was reflected in rates effective November 2020. On December 23, 2020, IPL filed its first annual TDSIC plan update filing (TDSIC 2), which was staggered by six months from TDSIC 1 as ordered by the IURC.

IRP Filing

In December 2019, IPL filed its IRP, which describes IPL's Preferred Resource Portfolio for meeting generation capacity needs for serving IPL's retail customers over the next several years. IPL's Preferred Resource Portfolio is its reasonable least cost option and provides a cleaner and more diverse generation mix for customers. IPL's Preferred Resource Portfolio includes the retirement of approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively. Based on extensive modeling, IPL has determined that the cost of operating Petersburg Units 1 and 2 exceeds the value customers receive compared to alternative resources. Retirement of these units allows the company to cost-effectively diversify the portfolio and transition to lower cost and cleaner resources while maintaining a reliable system.

IPL issued an all-source Request for Proposal on December 20, 2019, in order to competitively procure replacement capacity by June 1, 2023, which is the first year IPL is expected to have a capacity shortfall. Our modeling indicated that a combination of wind, solar, storage, and energy efficiency would be the lowest reasonable cost option for the replacement capacity, but IPL continues to assess the type, size, and location of resources in the bids we received. As a result of the plans to retire Petersburg Units 1 and 2, IPL recorded a $6.2 million obsolescence loss in December 2019 for materials and supplies inventory IPL does not believe will be utilized by the planned retirement dates, which is recorded in "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations. In December 2020, IPL reclassified net property, plant and equipment of $74.5 million, associated with the probable Petersburg Unit 1 retirement, to long-term regulatory assets. On February 5, 2021, IPL announced an agreement to acquire a 195 MW solar project. Expected to be completed in 2023, the solar project will be located in Clinton County, Indiana and Invenergy will develop the project and manage construction. The acquisition agreement is subject to approval from the IURC. On February 12, 2021, IPL filed a petition and case-in-chief with the IURC seeking a CPCN for this solar project.

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

On August 12, 2020, the IURC required all jurisdictional utilities to continue offering extended payment arrangements for a minimum of six months to all customers for an additional 60 days, until October 12, 2020, which the IURC again extended through December 31, 2020 for residential customers on October 27, 2020. The IURC also continued to suspend the collection of certain utility fees (late fees, deposits, and disconnection/reconnection fees) from residential customers for an additional 60 days, until October 12, 2020, after which utilities were allowed to resume charging convenience fees as set forth in the rate and charges established in their Commission-approved tariffs.

As a result of these orders, IPL has recorded a $6.4 million regulatory asset as of December 31, 2020. Additionally, IPL implemented and extended flexible payment assistance plans to customers during 2020.

Phase Two of the IURC investigation is expected to focus on longer-term issues related to COVID-19. Among other things, the issues may include consideration of appropriate methodology to review the reasonableness, necessity, and prudency of any COVID-19-related cost recovery requests in future rate cases. For further discussion on the COVID-19 pandemic, see Note 15, "Risks and Uncertainties - COVID-19 Pandemic".

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

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2020	2019	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Undercollections of rate riders	$31,569	$22,216	Approximately 1 year(1)
Costs being recovered through basic rates and charges	13,861	15,182	Approximately 1 year(1)
Total current regulatory assets	45,430	37,398
Long-term:
Unrecognized pension and other
postretirement benefit plan costs	149,374	176,646	Various (2)
Deferred MISO costs	61,267	74,660	Through 2026(1)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	5,975	7,030	Through 2026(1)(3)
Unamortized reacquisition premium on debt	17,018	18,330	Over remaining life of debt
Environmental projects	74,637	78,021	Through 2046(1)(3)
COVID-19	6,391	—	To be determined
TDSIC projects	2,747	—	36.3 years(1)(3)
Petersburg Unit 1 retirement	74,545	—	Through 2035(3)(5)
Other miscellaneous	847	927	Various (4)
Total long-term regulatory assets	392,801	355,614
Total regulatory assets	$438,231	$393,012
Regulatory Liabilities
Current:
Overcollections and other credits being passed
to customers through rate riders	$29,493	$51,790	Approximately 1 year(1)
FTRs	543	864	Approximately 1 year(1)
Total current regulatory liabilities	30,036	52,654
Long-term:
ARO and accrued asset removal costs	723,897	719,680	Not applicable
Deferred income taxes payable to customers through rates	112,957	122,156	Various
Long-term portion of credits being passed to customers
through rate riders	—	3,337	Through 2020
Other miscellaneous	2,506	1,257	To be determined
Total long-term regulatory liabilities	839,360	846,430
Total regulatory liabilities	$869,396	$899,084

(1)Recovered (credited) per specific rate orders
(2)IPL receives a return on its discretionary funding
(3)Recovered with a current return
(4) The majority of these costs are being recovered in basic rates and charges through 2026. For the remainder, recovery is probable, but the timing is not yet determined.
(5) Recovered per regulatory precedent.

Current Regulatory Assets and Liabilities

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate order; recovery for the remaining costs is probable, but not certain. As current assets, this includes undercollection of adjustment mechanisms for: (i) DSM, (ii) Off System Sales Margin Sharing, (iii) Capacity Cost Recovery and (iv) TDSIC. It also includes the current portion of deferred MISO costs and environmental costs which are described in greater detail below. As current liabilities, this includes overcollection of green power costs, MISO rider costs, fuel costs (including the NOI liability) and ECCRA costs.

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

Unamortized Petersburg Unit 4 Carrying Charges and Certain Other Costs

These consist of deferred debt carrying costs, depreciation, and post-in-service Allowance for Funds Used During Construction ("AFUDC") on Petersburg Unit 4. These costs are being recovered per specific rate order.

Unamortized Reaquisition Premium on Debt

This regulatory asset represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the IURC.

Environmental Costs

These consist of various costs incurred to comply with environmental regulations. These costs were approved for recovery either through IPL's ECCRA proceedings or in the 2018 Base Rate Order. Amortization periods vary, ranging from 3 to 45 years.

COVID-19 Costs

These consist of deferred fees (foregone late fees, reconnection fees and disconnection fees), as well as deferred convenience payments and incremental bad debt expense as the result of COVID-19. See "IURC COVID-19 Orders" above for additional discussion.

TDSIC Costs

These consist of various costs incurred for IPL's approved TDSIC Plan. These costs were approved for recovery through IPL's TDSIC proceedings and amortization periods range from 3 to 31 years. See "TDSIC" above for additional discussion.

Petersburg Unit 1 Retirement Costs

These consist of the estimated remaining net book value of Petersburg Unit 1 at its anticipated date of retirement. It was determined that the Petersburg Unit 1 retirement became probable, in accordance with ASC 980, in the fourth quarter of 2020. As it is expected that the entire carrying value of the asset will be recoverable through future rates, no loss on abandonment was recorded and the asset was reclassified from net property, plant and equipment to a long-term regulatory asset. See "IRP Filing" above for additional discussion.

FTRs

In connection with IPL’s participation in MISO, in the second quarter of each year IPL is granted financial instruments that can be converted into cash or FTRs based on IPL’s forecasted peak load for the period. See Note 4, "Fair Value - Fair Value Hierarchy and Valuation Techniques - Financial Assets - FTRs" for additional information.

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

On December 22, 2017, the U.S. federal government enacted the TCJA, which, among other things, reduced the federal corporate income tax rate from 35% to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, IPL and IPALCO remeasured their deferred income tax assets and liabilities using the new tax rate. The impact of the reduction of the income tax rate on deferred income taxes was utilized in the 2018 Base Rate Order to reduce jurisdictional retail rates. Accordingly, we have a net regulatory deferred income tax liability of $113.0 million and $122.2 million as of December 31, 2020 and 2019, respectively.

3.  PROPERTY, PLANT AND EQUIPMENT

The original cost of property, plant and equipment segregated by functional classifications follows:

	As of December 31,
	2020	2019
	(In Thousands)
Production	$4,191,223	$4,154,919
Transmission	408,380	398,903
Distribution	1,671,861	1,594,208
General plant	258,931	250,582
Total property, plant and equipment	$6,530,395	$6,398,612

In December 2020, IPL reclassified net property, plant and equipment of $74.5 million associated with the Petersburg Unit 1 retirement to long-term regulatory assets by crediting accumulated depreciation (for further discussion, see Note 2, “Regulatory Matters - IRP Filing”).

Substantially all of IPL’s property is subject to a $1,803.8 million direct first mortgage lien, as of December 31, 2020, securing IPL’s first mortgage bonds. Total non-contractually or legally required accrued removal costs of utility plant in service at December 31, 2020 and 2019 were $818.0 million and $788.3 million, respectively; and total contractually or legally required removal costs of property, plant and equipment at December 31, 2020 and 2019 were $195.2 million and $204.2 million, respectively. Please see “ARO” below for further information.

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

IPL’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability year end balances:

	2020	2019
	(In Thousands)
Balance as of January 1	$204,219	$129,451
Liabilities settled	(18,302)	(9,891)
Revisions to cash flow and timing estimates	1,120	78,153
Accretion expense	8,199	6,506
Balance as of December 31	$195,236	$204,219

IPL recorded adjustments to its ARO liabilities of $1.1 million and $78.2 million in 2020 and 2019, respectively, primarily to reflect increases to estimated ash pond closure costs, including groundwater remediation. As of December 31, 2020 and 2019, IPL did not have any assets that are legally restricted for settling its ARO liability.

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

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Consolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the years ended December 31, 2020, 2019, or 2018. Any unrealized gains or losses are recorded in "Other income / (expense), net" on the accompanying Consolidated Statements of Operations.

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

Summary

The fair value of assets and liabilities at December 31, 2020 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2020	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$16	$16	$—	$—
Mutual funds	3,209	—	3,209	—
Total VEBA investments	3,225	16	3,209	—
Financial transmission rights	543	—	—	543
Total financial assets measured at fair value	$3,768	$16	$3,209	$543
Financial liabilities:
Interest rate hedges	$63,215	$—	$63,215	$—
Total financial liabilities measured at fair value	$63,215	$—	$63,215	$—

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

The following table sets forth a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Reconciliation of Financial Instruments Classified as Level 3
(In Thousands)
Balance at January 1, 2019	$3,046
Unrealized gain recognized in earnings	53
Issuances	2,846
Settlements	(5,081)
Balance at December 31, 2019	$864
Issuances	1,889
Settlements	(2,210)
Balance at December 31, 2020	$543

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2020		December 31, 2019
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,683,800	$3,295,588	$2,523,800	$2,876,140
Variable-rate	75,000	75,000	155,000	155,000
Total indebtedness	$2,758,800	$3,370,588	$2,678,800	$3,031,140

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $26.0 million and $20.7 million at December 31, 2020 and 2019, respectively; and
•unamortized discounts of $6.6 million and $6.5 million at December 31, 2020 and 2019, respectively.

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

At December 31, 2020, IPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	3,168	—	3,168
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

In March 2019, we entered into three forward interest rate swaps to hedge the interest risk associated with refinancing the IPALCO 2020 maturities. The three interest rate swaps had a combined notional amount of $400.0 million. In April 2020, we de-designated the swaps as cash flow hedges and froze the AOCL of $72.3 million at the date of de-designation. The interest rate swaps were then amended and re-designated as cash flow hedges to hedge the interest rate risk associated with refinancing the 2024 IPALCO Notes. The amended interest rate swaps have a combined notional amount of $400.0 million and will be settled when the 2024 IPALCO Notes are refinanced. The $72.3 million of AOCL associated with the interest rate swaps through the date of the amendment will be amortized out of AOCL into interest expense over the remaining life of the 2030 IPALCO Notes, while any changes in fair value associated with the amended interest rate swaps will be recognized in AOCL going forward.

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Year Ended December 31,
$ in thousands (net of tax)	2020	2019	2018
Beginning accumulated derivative gain / (loss) in AOCL	$(19,750)	$—	$—

Net losses associated with current period hedging transactions	(27,779)	(19,750)	—
Net losses reclassified to interest expense, net of tax	4,109	—	—
Ending accumulated derivative loss in AOCL	$(43,420)	$(19,750)	$—

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	45

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

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2020, IPALCO had $6.1 million of collateral in a broker margin account which offsets our loss positions on the interest rate hedges.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments:

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2020	2019
Financial transmission rights	Not a Cash Flow Hedge	Prepayments and other current assets	$543	$864
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, current	$—	$26,560
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, non-current	$63,215	$—

6. EQUITY

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued, and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. As of December 31, 2020, and as of the filing of this report, IPL was in compliance with these restrictions.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain a ratio of total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2020. and as of the filing of this report, IPL was in compliance with all covenants and no event of default existed.

IPALCO’s Third Amended and Restated Articles of Incorporation contain provisions which state that IPALCO may not make a distribution to its shareholders or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no event of default (as defined in the articles) and no such event of default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, IPALCO’s leverage ratio does not exceed 0.67 to 1 and IPALCO’s interest coverage ratio is not less than 2.50 to 1 or, (b)(ii) if such ratios are not within the parameters, IPALCO’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2020, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

During the years ended December 31, 2020, 2019 and 2018, IPALCO declared and paid distributions to its shareholders totaling $108.7 million, $136.4 million and $130.2 million, respectively.

Cumulative Preferred Stock

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2020, 2019 and 2018, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s Board of Directors. Based on the preferred stockholders’ ability to elect a majority of IPL’s Board of Directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities. IPL has issued and outstanding 500,000 shares of 5.65% preferred stock, which are now redeemable at par value, subject to certain restrictions, in whole or in part. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2020, 2019 and 2018, preferred stock consisted of the following:

	December 31, 2020		December 31,
	Shares Outstanding	Call Price	2020	2019	2018
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

7.  DEBT

Long-Term Debt

The following table presents our long-term debt:

		December 31,
Series	Due	2020	2019
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
0.75% (2)	April 2026	30,000	—
0.95% (2)	April 2026	60,000	—
Unamortized discount – net		(6,006)	(6,156)
Deferred financing costs		(17,384)	(16,629)
Total IPL first mortgage bonds		1,780,410	1,691,015
IPL unsecured debt:
Variable (3)	December 2020	—	30,000
Variable (3)	December 2020	—	60,000
Deferred financing costs		—	(114)
Total IPL unsecured debt		—	89,886
Total long-term debt – IPL		1,780,410	1,780,901
Long-term debt – IPALCO:
Term Loan	July 2020	—	65,000
3.45% Senior Secured Notes	July 2020	—	405,000
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	—
Unamortized discount – net		(625)	(313)
Deferred financing costs		(8,600)	(3,959)
Total long-term debt – IPALCO		870,775	870,728
Total consolidated IPALCO long-term debt		2,651,185	2,651,629
Less: current portion of long-term debt		94,907	559,199
Net consolidated IPALCO long-term debt		$2,556,278	$2,092,430

(1)First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.
(2)Unsecured notes issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but were subject to a mandatory put in December 2020.
(3)First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in April 2026.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2020, are as follows:

Year	Amount
(In Thousands)
2021	$95,000
2022	—
2023	—
2024	445,000
2025	—
Thereafter	2,143,800
Total	$2,683,800

Significant Transactions

IPL First Mortgage Bonds and Recent Indiana Finance Authority Bond Issuances

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a first mortgage lien securing indebtedness of $1,803.8 million as of December 31, 2020. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2020.

In December 2020, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $90 million of Environmental Facilities Refunding Revenue Bonds, Series 2020A&B due December 2038. IPL issued $90 million aggregate principal amount of first mortgage bonds to the Indiana Finance Authority in two series: $30 million Series 2020A notes at 0.75% and $60 million Series 2020B notes at 0.95% to secure the loan of proceeds from these bonds issued by the Indiana Finance Authority. These bonds are subject to a mandatory put date of April 1, 2026. Proceeds of the bonds were used to refund $90 million of Indiana Finance Authority Environmental Facilities Refunding Revenue Bonds Series 2015A&B.

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

IPALCO’s Senior Secured Notes and Term Loan

In April 2020, IPALCO completed the sale of the $475 million aggregate principal amount of 4.25% 2030 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. We used the net proceeds from this offering to retire the $65 million Term Loan on April 14, 2020. The remaining net proceeds, together with cash on hand, were used to redeem the 2020 IPALCO Notes on May 14, 2020, and to pay certain related fees, expenses and make-whole premiums. A loss on early extinguishment of debt of $2.4 million for the 2020 IPALCO Notes is included as a separate line item within "Other Income/(Expense), Net" in the accompanying Consolidated Statements of Operations.

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

Line of Credit

IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility on June 19, 2019 with a syndication of bank lenders. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on June 19, 2024, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time prior to June 19, 2023, subject to approval by the lenders. The Credit Agreement also includes two one-year extension options, allowing IPL to extend the maturity date subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties to the Credit Agreement. As of December 31, 2020 and 2019, IPL had $75.0 million and $0.0 million in outstanding borrowings on the committed line of credit, respectively.

Restrictions on Issuance of Debt

All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2022. In December 2018, IPL received an order from the IURC granting IPL authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt, all of which authority remains available as of December 31, 2020, and refinance up to $185 million in existing indebtedness, of which $95 million of authority remains available under the order as of December 31, 2020. This order also grants IPL authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250.0 million remains available under the order as of December 31, 2020. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2020. IPL also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on IPL’s Credit Agreement are dependent upon the credit ratings of IPL. Downgrades in the credit ratings of AES could result in IPL’s and/or IPALCO’s credit ratings being downgraded.

8. INCOME TAXES

IPALCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if IPALCO and its subsidiaries each filed separate income tax returns. IPALCO is no longer subject to U.S. or state income tax examinations for tax years through March 27, 2001, but is open for all subsequent periods. IPALCO made tax sharing payments to AES of $27.0 million, $29.6 million and $28.3 million in 2020, 2019 and 2018, respectively.

On March 25, 2014, the state of Indiana amended Indiana Code 6-3-2-1 through Senate Bill 001, which phases in an additional 1.6% reduction to the state corporate income tax rate that was initially being reduced by 2%. While the statutory state income tax rate decreased to 5.375% for the calendar year 2020, the deferred tax balances were adjusted according to the anticipated reversal of temporary differences. The change in required deferred taxes on plant and plant-related temporary differences resulted in a reduction to the associated regulatory asset of $1.3 million. The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $0.1 million. The statutory state corporate income tax rate will be 5.075% for 2021.

Income Tax Provision

Federal and state income taxes charged to income are as follows:

	2020	2019	2018
	(In Thousands)
Components of income tax expense:
Current income taxes:
Federal	$19,489	$17,229	$20,341
State	6,249	3,022	8,843
Total current income taxes	25,738	20,251	29,184
Deferred income taxes:
Federal	323	7,547	(15,150)
State	2,531	7,745	326
Total deferred income taxes	2,854	15,292	(14,824)
Net amortization of investment credit	—	(15)	(911)
Total income tax expense	$28,592	$35,528	$13,449

Effective and Statutory Rate Reconciliation

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	4.2%	4.4%	5.6%
Research and development credit	—%	—%	(1.9)%
Depreciation flow through and amortization	(6.8)%	(5.7)%	(15.6)%
Additional funds used during construction - equity	1.0%	0.2%	0.3%
Other – net	1.2%	1.3%	(0.3)%
Effective tax rate	20.6%	21.2%	9.1%

Deferred Income Taxes

The significant items comprising IPALCO’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2020 and 2019, are as follows:

	2020	2019
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$408,291	$411,182
Regulatory assets recoverable through future rates	82,783	69,156
Other	5,485	6,192
Total deferred tax liabilities	496,559	486,530
Deferred tax assets:
Investment tax credit	6	7
Regulatory liabilities including ARO	197,657	191,676
Employee benefit plans	3,866	8,545
Other	19,316	13,441
Total deferred tax assets	220,845	213,669
Deferred income tax liability – net	$275,714	$272,861

Uncertain Tax Positions

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(In Thousands)
Unrecognized tax benefits at January 1	$7,056	$7,056	$7,049
Gross increases – current period tax positions	312	—	—
Gross decreases – prior period tax positions	—	—	7
Unrecognized tax benefits at December 31	$7,368	$7,056	$7,056

The unrecognized tax benefits at December 31, 2020 represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

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

9. BENEFIT PLANS

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 80% of IPL’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds of base compensation. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the company match. Employer contributions to the Thrift Plan were $3.4 million, $3.3 million and $3.3 million for 2020, 2019 and 2018, respectively.

The RSP

Approximately 20% of IPL’s active employees are covered by the RSP, a qualified defined contribution plan containing a match and nondiscretionary component. All non-union new hires are covered under the RSP. Participants elect to make contributions to the RSP based on a percentage of their eligible compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s eligible compensation. Starting in 2018, the RSP also includes a 4% nondiscretionary contribution based as a percentage of each participant's eligible compensation. Employer contributions (by IPL) relating to the RSP were $1.8 million, $1.6 million and $1.7 million for 2020, 2019 and 2018, respectively.

Defined Benefit Plans

Approximately 72% of IPL’s active employees are covered by the qualified Defined Benefit Pension Plan; while approximately 8% of active employees are IBEW clerical-technical unit employees who are only eligible for the Thrift Plan. The remaining 20% of active employees are covered by the RSP. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan, in addition to the company match. The Defined Benefit Pension Plan is noncontributory and is funded by IPL through a trust. Benefits for non-union participants in the Defined Benefit Pension Plan are based on salary, years of service and accrued benefits at April 1, 2015. Benefits for eligible union participants are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2020 was 22. The plan is closed to new participants.

IPL also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 142 active employees and 16 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2020. The plan is unfunded. These postretirement health care benefits and the related unfunded obligation of $4.3 million and $6.4 million at December 31, 2020 and 2019, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2020	2019
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$782,795	$697,228
Service cost	8,272	7,412
Interest cost	22,151	27,343
Actuarial loss/(gain)	66,827	88,311
Amendments (primarily increases in pension bands)	967	—
Benefits paid	(38,487)	(37,499)
Projected benefit obligation at December 31	842,525	782,795
Change in plan assets:
Fair value of plan assets at January 1	769,704	684,485
Actual return on plan assets	118,716	122,690
Employer contributions	87	28
Benefits paid	(38,487)	(37,499)
Fair value of plan assets at December 31	850,020	769,704
Funded (unfunded) status	$7,495	$(13,091)
Amounts recognized in the statement of financial position:
Non-current assets	$8,669	$—
Non-current liabilities	(1,174)	(13,091)
Net amount recognized at end of year	$7,495	$(13,091)
Sources of change in regulatory assets(1):
Prior service cost arising during period	$967	$—
Net (gain)/loss arising during period	(14,110)	(4,472)
Amortization of prior service cost	(3,677)	(3,823)
Amortization of loss	(8,115)	(11,084)
Total recognized in regulatory assets	$(24,935)	$(19,379)
Amounts included in regulatory assets:
Net loss	$145,526	$167,750
Prior service cost	11,613	14,323
Total amounts included in regulatory assets	$157,139	$182,073

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

Information for Pension Plans with a projected benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2020	2019
	(In Thousands)
Benefit obligation	$842,525	$782,795
Plan assets	850,020	769,704
Benefit obligation in excess of plan assets	$(7,495)	$13,091

IPL’s total plan assets in excess of projected benefit obligation was $7.5 million as of December 31, 2020 ($8.7 million Defined Benefit Pension Plan plan assets in excess of projected benefit obligation, partially offset by $1.2 million Supplemental Retirement Plan projected benefit obligation in excess of plan assets).

Information for Pension Plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2020	2019
	(In Thousands)
Accumulated benefit obligation	$830,458	$771,592
Plan assets	850,020	769,704
Accumulated benefit obligation in excess of plan assets	$(19,562)	$1,888

IPL’s total plan assets in excess of accumulated benefit obligation was $19.6 million as of December 31, 2020 ($20.7 million Defined Benefit Pension Plan plan assets in excess of accumulated benefit obligation, partially offset by $1.1 million Supplemental Retirement Plan accumulated benefit obligation in excess of plan assets).

Significant Gains and Losses Related to Changes in the Benefit Obligation for the Period

As shown in the table above, an actuarial loss of $66.8 million increased the benefit obligation for the year ended December 31, 2020 and an actuarial loss of $88.3 million increased the benefit obligation for the year ended December 31, 2019. The actuarial losses in 2020 and 2019 were primarily due to decreases in the discount rate.

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

The 2020 net actuarial gain of $14.1 million recognized in regulatory assets is comprised of two parts: (1) an $80.9 million pension asset actuarial gain primarily due to higher than expected return on assets; partially offset by (2) a $66.8 million pension liability actuarial loss primarily due to a decrease in the discount rate used to value pension liabilities. The unrecognized net loss of $145.5 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of plan participants. During 2020, the accumulated net gain increased due to lower discount rates used to value pension liabilities, which was partially offset by a combination of higher than expected return on pension assets, as well as the year 2020 amortization of accumulated loss. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 10.84 years based on estimated demographic data as of December 31, 2020. The projected benefit obligation of $842.5 million less the fair value of assets of $850.0 million results in an overfunded status of $7.5 million at December 31, 2020.

	Pension benefits for years ended December 31,
	2020	2019	2018
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$8,272	$7,412	$8,450
Interest cost	22,151	27,343	25,220
Expected return on plan assets	(37,779)	(29,907)	(40,801)
Amortization of prior service cost	3,677	3,823	3,837
Recognized actuarial loss	8,115	11,084	11,403
Recognized settlement loss	—	—	1,230
Total pension cost	4,436	19,755	9,339
Less: amounts capitalized	372	1,237	1,223
Amount charged to expense	$4,064	$18,518	$8,116
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	3.33%	4.36%	3.67%
Discount rate – supplemental retirement plan	3.05%	4.24%	3.60%
Expected return on defined benefit pension plan assets	5.05%	4.50%	5.45%
Expected return on supplemental retirement plan assets	4.45%	4.50%	5.45%

Pension expense for the following year is determined as of the December 31 measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets, a mortality table assumption that reflects the life expectancy of plan participants, and a discount rate used to determine the projected benefit obligation. For 2020, pension expense was determined using an assumed long-term rate of return on plan assets of 5.05% for the Defined Benefit Pension Plan and 4.45% for the Supplemental Retirement Plan. As of the December 31, 2020 measurement date, IPL decreased the discount rate from 3.33% to 2.46% for the Defined Benefit Pension Plan and from 3.05% to 2.31% for the Supplemental Retirement Plan. The discount rate assumptions affect the pension expense determined for 2021. In addition, IPL maintained the expected long-term rate of return on plan assets at 5.05% for the Defined Benefit Pension Plan and decreased the expected long-term rate of return for the Supplemental Retirement Plan from 4.45% to 3.60% for 2021. The expected long-term rate of return assumption affects the pension expense determined for 2021. The effect on 2021 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is $(1.4) million and $1.3 million, respectively.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high-quality fixed income investments as of December 31, 2020. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Pension Plan Assets and Fair Value Measurements

Pension plan assets consist of investments in cash and cash equivalents, government debt securities, and mutual funds (equity and debt). Differences between actual portfolio returns and expected returns may result in increased or reduced pension costs in future periods. Pension costs are determined as of the plans' measurement date of December 31, 2020. Pension costs are determined for the following year based on the market value of pension plan assets, expected employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

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

A description of the valuation methodologies used for each major class of assets and liabilities measured at fair value follows:

•The non-qualified Supplemental Retirement Plan investments have quoted market prices and are categorized as Level 1 in the fair value hierarchy.

•The qualified Defined Benefit Pension Plan investments in common collective trusts are valued based on the daily net asset value and are categorized as Level 2 in the fair value hierarchy except for cash and cash equivalents which are categorized as level 1.

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

The following table summarizes the Company’s target pension plan allocation for 2020:

Asset Category:	Target Allocations
Equity Securities	36%
Debt Securities	64%

	Fair Value Measurements at
	December 31, 2020
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Cash and cash equivalents	$2,221	$2,221	$—	—%
Government debt securities	118,255	131	118,124	14%
Mutual fund - equities	323,253	2,839	320,414	38%
Mutual fund - debt	406,291	1,578	404,713	48%
Total	$850,020	$6,769	$843,251	100%

	Fair Value Measurements at
	December 31, 2019
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Cash and cash equivalents	$2,599	$2,599	$—	—%
Government debt securities	154,798	39	154,759	20%
Mutual fund - equities	214,369	2,744	211,625	28%
Mutual fund - debt	397,938	1,664	396,274	52%
Total(1)	$769,704	$7,046	$762,658	100%

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

Pension Funding

We contributed $0.1 million, $0.0 million, and $30.1 million to the Pension Plans in 2020, 2019 and 2018, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, IPL’s funded target liability percentage was estimated to be 100%. In general, IPL must contribute the normal service cost earned by active participants during the plan year; however, this amount can be offset by any surplus or credit balance carried by the Pension Plan. The normal cost is expected to be approximately $6.1 million in 2021 (including $0.4 million for plan expenses), which is expected to be fully offset by the surplus amount. Each year thereafter, if the Pension Plans’ underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. IPL does not expect to make an employer contribution for the calendar year 2021. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2020, 2019 and 2018 were $38.5 million, $37.5 million and $62.1 million, respectively. Expected benefit payments are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2021	$41,552
2022	42,715
2023	43,371
2024	43,827
2025	44,467
2026 through 2030	224,933

10. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPALCO and IPL are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2020 and 2019, total legal loss contingencies accrued were $13.4 million and $2.6 million, respectively, which were included in “Accrued and Other Current Liabilities” and "Other Non-Current Liabilities," respectively, on the accompanying Consolidated Balance Sheets. A significant portion of these accrued liabilities relate to a personal injury legal claim involving injuries to a contractor. We maintain an amount of insurance protection for such litigation that we believe is adequate. While the ultimate outcome of such litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

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

New Source Review and other CAA NOVs

In October 2009, IPL received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleged violations of the CAA at IPL’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and non-attainment New Source Review (NSR) requirements under the CAA. In addition, on October 1, 2015, IPL received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at IPL Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of PSD, non-attainment NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. On August 31, 2020, IPL reached a settlement with the EPA, the DOJ and IDEM resolving the purported violations of the CAA with respect to IPL's four coal-fired generation units currently operating at IPL's Petersburg location. The settlement agreement, in the form of a proposed judicial consent decree, includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than IPL's current Title V air permit; payment of civil penalties totaling $1.525 million; a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.325 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If IPL does not meet this retirement obligation, it must install a Selective Non-Catalytic

Reduction System (SNCR) on Unit 4. The proposed Consent Decree is subject to final review and approval by the U.S. District Court for the Southern District of Indiana. On January 14, 2021, the U.S. and Indiana, on behalf of EPA and IDEM, respectively, filed a motion asking the court to enter the proposed Consent Decree, along with the U.S.' response to the adverse public comments on the proposed settlements. IPL has a contingent liability recorded related to these New Source Review and other CAA NOV matters.

11.  RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. IPL is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by the third-party administrator. IPL also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to IPL of coverage under the property insurance program with AES Global Insurance Company was approximately $5.6 million, $4.3 million, and $3.1 million in 2020, 2019 and 2018, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. As of December 31, 2020 and 2019, we had prepaid approximately $2.3 million and $2.0 million, respectively, for coverage under these plans, which is recorded in "Prepayments and other current assets" on the accompanying Consolidated Balance Sheets.
IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $21.0 million, $20.2 million, and $21.5 million in 2020, 2019 and 2018, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. We had no prepaids for coverage under this plan as of December 31, 2020 and 2019, respectively.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $24.4 million and $23.7 million as of December 31, 2020 and 2019, respectively, which is recorded in “Taxes receivable” on the accompanying Consolidated Balance Sheets. See Note 8, "Income Taxes" for more information.

Long-term Compensation Plan

During 2020, 2019 and 2018, many of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2020, 2019 and 2018 was $0.3 million, $0.3 million and $0.5 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 9, “Benefit Plans” to the Financial Statements for a description of benefits awarded to IPL employees by AES under the RSP.

Service Company

Total costs incurred by the Service Company on behalf of IPALCO were $55.7 million, $42.0 million and $44.5 million during 2020, 2019 and 2018, respectively. Total costs incurred by IPALCO on behalf of the Service Company during 2020, 2019 and 2018 were $10.6 million, $9.7 million and $10.1 million, respectively, which are included as a reduction to charges from the Service Company. These costs were included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations. IPALCO had a payable balance with the Service Company of $4.5 million and $8.4 million as of December 31, 2020 and December 31, 2019, respectively, which is recorded in “Accounts payable” on the accompanying Consolidated Balance Sheets.

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

Additionally, transactions with various other related parties were $6.5 million, $3.0 million and $5.7 million during 2020, 2019 and 2018, respectively. These expenses were primarily recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations.

12. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other non-utility business activities aggregated separately. The "All Other" non-utility category primarily includes the 2024 IPALCO Notes and 2030 IPALCO Notes and related interest expense, balances associated with IPALCO's interest rate hedges, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	2020			2019			2018
	Utility	All Other	Total	Utility	All Other	Total	Utility	All Other	Total
Revenues	$1,352,985	$—	$1,352,985	$1,481,643	$—	$1,481,643	$1,450,505	$—	$1,450,505
Depreciation and amortization	$246,896	$—	$246,896	$240,314	$—	$240,314	$232,332	$—	$232,332
Interest expense	$87,281	$42,212	$129,493	$89,014	$32,757	$121,771	$64,472	$31,037	$95,509
Earnings/(loss) from operations before income tax	$184,174	$(45,615)	$138,559	$200,707	$(32,786)	$167,921	$178,953	$(31,479)	$147,474
Capital expenditures(1)	$235,736	$—	$235,736	$219,242	$—	$219,242	$235,764	$—	$235,764
(1) Capital expenditures includes $0.0 million, $5.6 million and $11.4 million of payments for financed capital expenditures in 2020, 2019 and 2018, respectively.

	As of December 31, 2020			As of December 31, 2019			As of December 31, 2018
Total assets	$4,952,408	$17,511	$4,969,919	$4,918,408	$10,261	$4,928,669	$4,851,712	$10,341	$4,862,053

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

In exchange for the exclusive right to sell or distribute electricity in our service area, IPL is subject to rate regulation by federal and state regulators. This regulation sets the framework for the prices (“tariffs”) that IPL is allowed to charge customers for electric services. Since tariffs are approved by the regulator, the price that IPL has the right to bill corresponds directly with the value to the customer of IPL’s performance completed in each period. Therefore, revenue under these contracts is recognized using an output method measured by the MWhs delivered each month at the approved tariff. Customer payments are typically due on a monthly basis, though see Note 2, "Regulatory Matters - IURC COVID-19 Orders" for a discussion of the orders requiring expanded payment arrangements for customers.

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

IPL’s revenue from contracts with customers was $1,326.6 million, $1,455.3 million and $1,440.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Retail Revenues
Retail revenue from contracts with customers:
Residential	$566,668	$589,719	$588,031
Small commercial and industrial	194,904	215,878	217,896
Large commercial and industrial	484,230	548,551	565,720
Public lighting	9,115	7,249	9,797
Other (1)	14,402	14,136	10,427
Total retail revenue from contracts with customers	1,269,319	1,375,533	1,391,871
Alternative revenue programs	24,781	23,841	4,594
Wholesale Revenues
Wholesale revenues from contracts with customers	46,482	68,474	38,789
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	10,794	11,335	10,057
Other miscellaneous revenues (2)	1,609	2,460	5,194
Total Revenues	$1,352,985	$1,481,643	$1,450,505

(1) Other retail revenue from contracts with customers includes miscellaneous charges to customers
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers are $163.8 million and $155.0 million as of December 31, 2020 and December 31, 2019, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, though see Note 2, "Regulatory Matters - IURC COVID-19 Order" for a discussion of orders requiring expanded payment arrangements for customers.

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

Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $0.5 million as of December 31, 2020. During the year ended December 31, 2020, we recognized revenue of $1.3 million related to this contract liability balance, respectively.

14. LEASES

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Consolidated Statements of Operations was $0.9 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Consolidated Balance Sheet were $4.3 million and $0.8 million, respectively, as of December 31, 2020 and $4.3 million and $0.7 million, respectively, as of December 31, 2019.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of December 31, 2020.

The following table shows the future minimum lease receipts through 2025 and thereafter (in thousands):

Operating Leases
2021	$886
2022	906
2023	906
2024	786
2025	544
Thereafter	2,074
Total	$6,102

15. RISKS AND UNCERTAINTIES

COVID-19 Pandemic

The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures and social distancing measures as well as restricting travel. The State of Indiana implemented, among other things, stay-at-home and other social distancing measures to slow the spread of the virus, which has impacted energy demand within our service territory, though the stay-at-home restrictions have now been lifted in our service territory. Also, the Executive Order previously issued by the Governor of Indiana prohibiting electric utilities, including us, from discontinuing electric utility service to customers through August 14, 2020 has lapsed. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to generate, transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, including those that relate to events outside of our control.

As the economic impact of the COVID-19 pandemic started to materialize in Indiana in the second half of March 2020 and continued for the duration of 2020, the COVID-19 pandemic primarily impacted our retail sales demand as shown by the changes in weather-normalized volumes of kWh sold compared to the weather-normalized volumes for the same periods in 2019:

Customer class	For the three months ended				For the year ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
Residential	1.6%	6.6%	3.9%	2.4%	3.4%
Small commercial and industrial	(1.8)%	(10.3)%	(4.2)%	(5.3)%	(5.2)%
Large commercial and industrial	(2.8)%	(11.0)%	(7.9)%	(5.7)%	(6.9)%

As noted above, we also have incurred and expect to continue to incur expenses relating to COVID-19, however see Note 2, "Regulatory Matters - IURC COVID-19 Orders" for a discussion of regulatory measures which partially mitigate the impact of these expenses. We continued to experience COVID-19 impacts into 2021. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Indianapolis Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indianapolis Power & Light Company and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Accounting
Regulatory Accounting
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company applies the provisions of FASC 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the IURC and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory liabilities generally represent obligations to provide refunds or future rate reductions to customers for previous over collections or the deferral of revenues collected for costs that the Company expects to incur in the future. Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and related disclosures in the Company’s consolidated financial statements.
Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the consolidated financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2020, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the regulatory assets and liabilities and related disclosures.
How We Addressed the Matter in Our Audit	To test the Company’s accounting for regulatory assets and liabilities, our audit procedures included, among others, reviewing relevant regulatory orders, statutes and interpretations; filings made by intervening parties; and other publicly available information, to assess the likelihood of recovery of regulatory assets in future rates or of a refund or future reduction in rates for regulatory liabilities based on precedents for the treatment of similar costs under similar circumstances. We evaluated the Company’s assertions regarding the probability of recovery of regulatory assets or refund or future reduction in rates for regulatory liabilities, to assess the Company’s assertion that amounts are probable of recovery or of a refund or future reduction in rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Indianapolis, Indiana
February 24, 2021

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018
(In Thousands)
	2020	2019	2018
REVENUES	$1,352,985	$1,481,643	$1,450,505

OPERATING COSTS AND EXPENSES:
Fuel	247,105	340,466	331,701
Power purchased	135,767	133,674	164,542
Operations and maintenance	415,824	427,803	431,125
Depreciation and amortization	246,896	240,314	232,332
Taxes other than income taxes	44,516	42,229	53,941
Total operating expenses	1,090,108	1,184,486	1,213,641

OPERATING INCOME	262,877	297,157	236,864

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	4,574	3,486	8,477
Interest expense	(87,478)	(89,014)	(64,472)
Other income / (expense), net	4,201	(10,922)	(1,916)
Total other income / (expense), net	(78,703)	(96,450)	(57,911)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	184,174	200,707	178,953

Less: income tax expense	40,134	43,430	21,590
NET INCOME	144,040	157,277	157,363

Less: dividends on preferred stock	3,213	3,213	3,213
NET INCOME APPLICABLE TO COMMON STOCK	$140,827	$154,064	$154,150

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Balance Sheets
(In Thousands)
	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,946	$42,189
Restricted cash	5	400
Accounts receivable, net of allowance for credit losses of $3,155 and $921, respectively	165,435	161,365
Inventories	95,506	83,569
Regulatory assets, current	45,430	37,398
Taxes receivable	12,531	23,134
Prepayments and other current assets	23,944	17,264
Total current assets	360,797	365,319
NON-CURRENT ASSETS:
Property, plant and equipment	6,530,395	6,398,612
Less: Accumulated depreciation	2,643,695	2,414,652
	3,886,700	3,983,960
Construction work in progress	209,584	130,609
Total net property, plant and equipment	4,096,284	4,114,569
OTHER NON-CURRENT ASSETS:
Intangible assets - net	59,141	64,861
Regulatory assets, non-current	392,801	355,614
Other non-current assets	43,386	18,045
Total other non-current assets	495,328	438,520
TOTAL ASSETS	$4,952,409	$4,918,408
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (Note 7)	$169,907	$89,886
Accounts payable	126,772	128,504
Accrued taxes	26,620	22,012
Accrued interest	23,340	23,857
Customer deposits	27,929	34,635
Regulatory liabilities, current	30,036	52,654
Accrued and other current liabilities	26,653	37,500
Total current liabilities	431,257	389,048
NON-CURRENT LIABILITIES:
Long-term debt (Note 7)	1,685,503	1,691,015
Deferred income tax liabilities	289,799	279,159
Taxes payable	7,458	4,658
Regulatory liabilities, non-current	839,360	846,430
Accrued pension and other postretirement benefits	5,334	19,344
Asset retirement obligations	195,236	204,219
Other non-current liabilities	13,785	252
Total non-current liabilities	3,036,475	3,045,077
Total liabilities	3,467,732	3,434,125
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDER'S EQUITY:
Common stock	324,537	324,537
Paid in capital	664,886	664,719
Retained earnings	435,470	435,243
Total shareholder's equity	1,424,893	1,424,499
Cumulative preferred stock	59,784	59,784
Total shareholder's equity	1,484,677	1,484,283
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$4,952,409	$4,918,408

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(In Thousands)
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,040	$157,277	$157,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,896	240,314	232,332
Amortization of deferred financing costs and debt discounts	2,335	2,262	2,011
Deferred income taxes and investment tax credit adjustments - net	3,078	15,120	(15,646)
Allowance for equity funds used during construction	(4,574)	(3,486)	(8,477)
Change in certain assets and liabilities:
Accounts receivable	(4,071)	6,504	(10,167)
Inventories	(15,240)	13,574	(3,652)
Accounts payable	(20,621)	2,816	4,080
Accrued and other current liabilities	(8,214)	4,416	(9,655)
Accrued taxes payable/receivable	18,012	(15,437)	3,180
Accrued interest	(518)	546	826
Pension and other postretirement benefit expenses	(6,991)	5,414	(30,740)
Short-term and long-term regulatory assets and liabilities	(13,390)	921	76,647
Prepayments and other current assets	(569)	(2,119)	7,279
Other - net	(6,174)	(7,053)	582
Net cash provided by operating activities	333,999	421,069	405,963
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(235,700)	(213,619)	(224,335)
Project development costs	(2,401)	(2,269)	(1,127)
Cost of removal and regulatory recoverable ARO payments	(37,786)	(21,838)	(29,543)
Loans to parent	(26,110)	—	—
Loan repayments from parent	20,000	—	—
Other	118	—	—
Net cash used in investing activities	(281,879)	(237,726)	(255,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	115,000	10,000	100,000
Repayments under revolving credit facilities	(40,000)	(10,000)	(248,000)
Long-term borrowings, net of discount	90,000	—	104,936
Retirement of long-term debt	(90,000)	—	—
Dividends on common stock	(147,600)	(159,000)	(142,250)
Dividends on preferred stock	(3,213)	(3,213)	(3,213)
Deferred financing costs paid	(792)	—	—
Equity contributions from IPALCO	—	—	65,000
Payments for financed capital expenditures	(36)	(5,623)	(11,429)
Other	(117)	(152)	(1,110)
Net cash used in financing activities	(76,758)	(167,988)	(136,066)
Net change in cash, cash equivalents and restricted cash	(24,638)	15,355	14,892
Cash, cash equivalents and restricted cash at beginning of period	42,589	27,234	12,342
Cash, cash equivalents and restricted cash at end of period	$17,951	$42,589	$27,234

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$84,869	$88,546	$61,310
Income taxes	27,000	37,400	33,750
Non-cash investing activities:
Accruals for capital expenditures	$54,360	$35,471	$47,553

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Common Shareholder's Equity
For the Years Ended December 31, 2020, 2019 and 2018
(In Thousands)
	Common Stock	Paid in Capital	Retained Earnings	Total
Balance at January 1, 2018	$324,537	$599,157	$442,779	$1,366,473
Net income	—	—	157,363	157,363
Preferred stock dividends	—	—	(3,213)	(3,213)
Cash dividends declared on common stock	—	—	(156,750)	(156,750)
Contributions from IPALCO	—	65,000	—	65,000
Other	—	356	—	356
Balance at December 31, 2018	324,537	664,513	440,179	1,429,229
Net income	—	—	157,277	157,277
Preferred stock dividends	—	—	(3,213)	(3,213)
Cash dividends declared on common stock	—	—	(159,000)	(159,000)
Other	—	206	—	206
Balance at December 31, 2019	324,537	664,719	435,243	1,424,499
Net income	—	—	144,040	144,040
Preferred stock dividends	—	—	(3,213)	(3,213)
Cash dividends declared on common stock	—	—	(140,600)	(140,600)
Other	—	167	—	167
Balance at December 31, 2020	$324,537	$664,886	$435,470	$1,424,893

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPL was incorporated under the laws of the state of Indiana in 1926. All of the outstanding common stock of IPL is owned by IPALCO. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments and CDPQ. AES U.S. Investments is owned by AES (85%) and CDPQ (15%). IPL is engaged primarily in generating, transmitting, distributing and selling of electric energy to approximately 512,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations all within the state of Indiana. Our largest generating station, Petersburg, is coal-fired, and IPL has plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively (for further discussion, see Note 2, "Regulatory Matters - IRP Filing"). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT plant in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of December 31, 2020, IPL’s net electric generation capacity for winter is 3,705 MW and net summer capacity is 3,560 MW.

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

	As of December 31,
	2020	2019
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$17,946	$42,189
Restricted cash	5	400
Total cash, cash equivalents and restricted cash	$17,951	$42,589

Revenues and Accounts Receivable

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. IPL’s provision for expected credit losses included in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations was $4.8 million, $4.3 million and $5.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table summarizes our accounts receivable balances at December 31:

	As of December 31,
	2020	2019
	(In Thousands)
Accounts receivable, net
Customer receivables	$91,335	$90,747
Unbilled revenue	72,334	65,822
Amounts due from related parties	734	2,992
Other	4,187	2,725
Provision for uncollectible accounts	(3,155)	(921)
Total accounts receivable, net	$165,435	$161,365

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the year ended December 31, 2020 (in Thousands):

	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at December 31, 2020
Allowance for credit losses	$921	$5,861	$(5,473)	$1,846	$3,155

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of December 31, 2020. Amounts are written off when reasonable collections efforts have been exhausted. An Executive Order issued by the Governor of Indiana on March 19, 2020 and extended by the IURC prohibited electric utilities, including us, from discontinuing electric utility service to customers through August 14, 2020 due to the economic impacts of COVID-19. This order along with the economic impacts of COVID-19 has resulted in an increase in past due customer receivable balances, and thus the current period provision and the allowance for credit losses has increased during 2020. Please see additional discussion in Note 2, "Regulatory Matters - IURC COVID-19 Order” and Note 15, "Risks and Uncertainties - COVID-19 Pandemic."

Inventories

IPL maintains coal, fuel oil, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or net realizable value, using the average cost. The following table summarizes our inventories balances at December 31:

	As of December 31,
	2020	2019
	(In Thousands)
Inventories
Fuel	$36,953	$26,907
Materials and supplies, net	58,553	56,662
Total inventories	$95,506	$83,569

Property, Plant and Equipment

Property, plant and equipment is stated at original cost as defined for regulatory purposes. The cost of additions to property, plant and equipment and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.7%, 3.7%, and 4.2% during 2020, 2019 and 2018, respectively. Depreciation expense was $232.8 million, $228.2 million, and $235.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. "Depreciation and amortization" expense on the accompanying Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 6.9%, 6.9% and 6.4% during 2020, 2019 and 2018, respectively.

Impairment of Long-lived Assets

GAAP requires that IPL test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, IPL is required to write down the asset to its fair value with a charge to current earnings. The net book value of IPL’s property, plant, and equipment was $4.1 billion as of December 31, 2020 and 2019. In December 2020, IPL reclassified net property, plant and equipment of $74.5 million associated with the probable Petersburg Unit 1 retirement to long-term regulatory assets (for further discussion, see Note 2, “Regulatory Matters - IRP Filing” and Note 3, "Property, Plant and Equipment"). IPL does not believe any of these assets are currently impaired. In making this assessment, IPL considers such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; the anticipated demand and relative pricing of retail electricity in its service territory and wholesale electricity in the region; and the cost of fuel.

Intangible Assets

Intangible assets primarily include capitalized software of $144.5 million and $139.6 million and its corresponding accumulated amortization of $85.3 million and $74.7 million, as of December 31, 2020 and 2019, respectively. Amortization expense was $10.6 million, $7.5 million and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated amortization expense of this capitalized software is approximately $59.0 million over the next 5 years ($11.8 million in 2021, $11.8 million in 2022, $11.8 million in 2023, $11.8 million in 2024 and $11.8 million in 2025).

Implementation Costs Related to Software as a Service

IPL has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $8.8 million as of December 31, 2020, which are recorded within "Other non-current assets" on the accompanying Consolidated Balance Sheets.

Contingencies

IPL accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2020 and 2019, total loss contingencies accrued were $15.4 million and $4.5 million, respectively, which were included in “Accrued and Other Current Liabilities” and "Other Non-Current Liabilities", respectively, on the accompanying Consolidated Balance Sheets.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. Approximately 69% of IPL’s employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s contract with the physical unit expires on December 6, 2021, and the contract with the clerical-technical unit expires February 13, 2023. Additionally, IPL has long-term coal contracts with two suppliers, and substantially all of the coal is currently mined in the state of Indiana.

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

The Company applied the modified retrospective method of adoption for ASC 326. Under this transition method, the Company applied the transition provisions starting at the date of adoption. The CECL model primarily impacts the calculation of the Company's expected credit losses in gross customer trade accounts receivable. The adoption of ASC 326 and the application of CECL on our trade accounts receivable did not have a material impact on IPL's Financial Statements.

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

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the Financial Statements upon adoption
2020-04 and 2021-01, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 21, 2022).	March 12, 2020 - December 31, 2022	The Company is currently evaluating the impact of adopting the standard on the Financial Statements.

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

Base Rate Orders

On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement previously filed with the IURC by IPL for a $43.9 million, or 3.2%, increase to annual revenues (the "2018 Base Rate Order"). The 2018 Base Rate Order includes recovery through rates of the CCGT at Eagle Valley completed in the first half of 2018, as well as other construction projects and changes to operating income since the 2016 Base Rate Order. New basic rates and charges became effective on December 5, 2018. The 2018 Base Rate Order also provides customers approximately $50 million in benefits, which are flowing to customers over the two-year period that began March 2019, via the ECCRA rate adjustment mechanism. This liability, less amounts returned to IPL's customers during 2020 and 2019, is recorded primarily in "Regulatory liabilities, current" ($4.7 million and $25.1 million as of December 31, 2020 and 2019, respectively) and "Regulatory liabilities, non-current" ($0.0 million and $4.7 million as of December 31, 2020 and 2019, respectively) on the accompanying Consolidated Balance Sheets. In addition, the 2018 Base Rate Order provides that annual wholesale margins earned above (or below) the benchmark of $16.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Prior to the 2018 Base Rate Order, wholesale sales margins were shared with customers 50% above and below an established benchmark of $6.3 million. Similarly, the 2018 Base Rate Order provides that all capacity sales above (or below) a benchmark of $11.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. The 2018 Base Rate Order also approved changes to IPL's depreciation and amortization rates (including no longer deferring depreciation on the CCGT at Eagle Valley) which altogether represent a net expense increase of approximately $28.7 million annually.

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

In each of the last three calendar years, IPL has reported earnings in excess of the authorized level for each of the four quarterly reporting periods in those years, however IPL was not required to reduce its fuel cost recovery because of its Cumulative Deficiencies. During 2020, IPL's Cumulative Deficiencies dropped to zero and thus IPL recorded a reduction to revenue of $10.0 million in 2020. IPL's regulatory liability attributed to the Cumulative Deficiencies calculation was $7.7 million as of December 31, 2020, which is recorded within "Regulatory liabilities, current" on the accompanying Consolidated Balance Sheets.

ECCRA

IPL may apply to the IURC for approval of a rate adjustment known as the ECCRA periodically to recover costs (including a return) to comply with certain environmental regulations applicable to IPL’s generating stations. The total amount of IPL’s equipment approved for ECCRA recovery as of December 31, 2020 was $22.5 million. The jurisdictional revenue requirement approved by the IURC to be included in IPL’s rates for the twelve-month period ending February 2021 was a net credit to customers of $31.2 million. This amount is significantly lower than ECCRA periods prior to 2019 as a result of (i) having the vast majority of the ECCRA projects rolled into IPL’s basic rates and charges effective December 5, 2018 as a result of the 2018 Base Rate Order and (ii) the approximately $50 million of customer benefits being flowed through the ECCRA as a result of the 2018 Base Rate Order, as described above. The only equipment still remaining in the ECCRA as of December 31, 2020 are certain projects associated with NAAQS compliance.

DSM

Through various rate orders from the IURC, IPL has been able to recover its costs of implementing various DSM programs throughout the periods covered by this report. In 2020, 2019 and 2018, IPL also had the ability to receive performance incentives, dependent upon the level of success of the programs. Performance incentives included in revenues for the years ended December 31, 2020, 2019 and 2018 were $6.0 million, $7.5 million and $3.8 million, respectively.

On February 7, 2018, the IURC approved a settlement agreement approving a three year DSM plan for IPL through 2020. The approval included cost recovery of programs as well as performance incentives, depending on the level of success of the programs. The order also approved recovery of lost revenues, consistent with the provisions of the settlement agreement.

On December 29, 2020, the IURC approved a settlement agreement establishing a new three year DSM plan for IPL through 2023. The approval included cost recovery of programs as well as performance incentives, depending on the level of success of the programs. The order also approved recovery of lost revenues, consistent with the provisions of the settlement agreement.

Wind and Solar Power Purchase Agreements

IPL is committed under a power purchase agreement to purchase all wind-generated electricity through 2029 from a wind project in Indiana. IPL is also committed under another agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota. The Indiana project has a maximum output capacity of approximately 100 MW and the Minnesota project has a maximum output capacity of approximately 200 MW. In addition, IPL has 96.4 MW of solar-generated electricity in its service territory under long-term contracts (these long-term contracts have expiration dates ranging from 2021 to 2033), of which 95.9 MW was in operation as of December 31, 2020. IPL has authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC. If and when IPL sells the renewable energy attributes (in the form of renewable energy credits) generated from these facilities, the proceeds would pass back to benefit IPL’s retail customers through the FAC.

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

TDSIC

In 2013, Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, was signed into law.  The TDSIC statute was revised in 2019. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a plan of at least five years and not more than seven for eligible investments. The first eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next base rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues.

On March 4, 2020, the IURC issued an order approving the projects in a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. On June 18, 2020, IPL filed its first annual TDSIC rate adjustment (TDSIC 1) for a return on and of investments through March 31, 2020. On October 14, 2020, the IURC issued an order approving this TDSIC rate adjustment, which was reflected in rates effective November 2020. On December 23, 2020, IPL filed its first annual TDSIC plan update filing (TDSIC 2), which was staggered by six months from TDSIC 1 as ordered by the IURC.

IRP Filing

In December 2019, IPL filed its IRP, which describes IPL's Preferred Resource Portfolio for meeting generation capacity needs for serving IPL's retail customers over the next several years. IPL's Preferred Resource Portfolio is its reasonable least cost option and provides a cleaner and more diverse generation mix for customers. IPL's Preferred Resource Portfolio includes the retirement of approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively. Based on extensive modeling, IPL has determined that the cost of operating Petersburg Units 1 and 2 exceeds the value customers receive compared to alternative resources. Retirement of these units allows the company to cost-effectively diversify the portfolio and transition to lower cost and cleaner resources while maintaining a reliable system.

IPL issued an all-source Request for Proposal on December 20, 2019, in order to competitively procure replacement capacity by June 1, 2023, which is the first year IPL is expected to have a capacity shortfall. Our modeling indicated that a combination of wind, solar, storage, and energy efficiency would be the lowest reasonable cost option for the replacement capacity, but IPL continues to assess the type, size, and location of resources in the bids we received. As a result of the plans to retire Petersburg Units 1 and 2, IPL recorded a $6.2 million obsolescence loss in December 2019 for materials and supplies inventory IPL does not believe will be utilized by the planned retirement dates, which is recorded in "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations. In December 2020, IPL reclassified net property, plant and equipment of $74.5 million, associated with the probable Petersburg Unit 1 retirement, to long-term regulatory assets. On February 5, 2021, IPL announced an agreement to acquire a 195 MW solar project. Expected to be completed in 2023, the solar project will be located in Clinton County, Indiana and Invenergy will develop the project and manage construction. The acquisition agreement is subject to approval from the IURC. On February 12, 2021, IPL filed a petition and case-in-chief with the IURC seeking a CPCN for this solar project.

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

On August 12, 2020, the IURC required all jurisdictional utilities to continue offering extended payment arrangements for a minimum of six months to all customers for an additional 60 days, until October 12, 2020, which the IURC again extended through December 31, 2020 for residential customers on October 27, 2020. The IURC also continued to suspend the collection of certain utility fees (late fees, deposits, and disconnection/reconnection fees) from residential customers for an additional 60 days, until October 12, 2020, after which utilities were allowed to resume charging convenience fees as set forth in the rate and charges established in their Commission-approved tariffs.

As a result of these orders, IPL has recorded a $6.4 million regulatory asset as of December 31, 2020. Additionally, IPL implemented and extended flexible payment assistance plans to customers during 2020.

Phase Two of the IURC investigation is expected to focus on longer-term issues related to COVID-19. Among other things, the issues may include consideration of appropriate methodology to review the reasonableness, necessity, and prudency of any COVID-19-related cost recovery requests in future rate cases. For further discussion on the COVID-19 pandemic, see Note 15, "Risks and Uncertainties - COVID-19 Pandemic".

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

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2020	2019	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Undercollections of rate riders	$31,569	$22,216	Approximately 1 year(1)
Costs being recovered through basic rates and charges	13,861	15,182	Approximately 1 year(1)
Total current regulatory assets	45,430	37,398
Long-term:
Unrecognized pension and other
postretirement benefit plan costs	149,374	176,646	Various(2)
Deferred MISO costs	61,267	74,660	Through 2026(1)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	5,975	7,030	Through 2026(1)(3)
Unamortized reacquisition premium on debt	17,018	18,330	Over remaining life of debt
Environmental projects	74,637	78,021	Through 2046(1)(3)
COVID-19	6,391	—	To be determined
TDSIC projects	2,747	—	36.3 years(1)(3)
Petersburg Unit 1 retirement	74,545	—	Through 2035(3)(5)
Other miscellaneous	847	927	Various(4)
Total long-term regulatory assets	392,801	355,614
Total regulatory assets	$438,231	$393,012
Regulatory Liabilities
Current:
Overcollections and other credits being passed
to customers through rate riders	$29,493	$51,790	Approximately 1 year(1)
FTRs	543	864	Approximately 1 year(1)
Total current regulatory liabilities	30,036	52,654
Long-term:
ARO and accrued asset removal costs	723,897	719,680	Not applicable
Deferred income taxes payable to customers through rates	112,957	122,156	Various
Long-term portion of credits being passed to customers
through rate riders	—	3,337	Through 2020
Other miscellaneous	2,506	1,257	To be determined
Total long-term regulatory liabilities	839,360	846,430
Total regulatory liabilities	$869,396	$899,084

(1)Recovered (credited) per specific rate orders
(2)IPL receives a return on its discretionary funding
(3)Recovered with a current return
(4) The majority of these costs are being recovered in basic rates and charges through 2026. For the remainder, recovery is probable, but the timing is not yet determined.
(5) Recovered per regulatory precedent.

Current Regulatory Assets and Liabilities

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate order; recovery for the remaining costs is probable, but not certain. As current assets, this includes undercollection of adjustment mechanisms for: (i) DSM, (ii) Off System Sales Margin Sharing, (iii) Capacity Cost Recovery and (iv) TDSIC. It also includes the current portion of deferred MISO costs and environmental costs which are described in greater detail below. As current liabilities, this includes overcollection of green power costs, MISO rider costs, fuel costs (including the NOI liability) and ECCRA costs.

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

Unamortized Petersburg Unit 4 Carrying Charges and Certain Other Costs

These consist of deferred debt carrying costs, depreciation, and post-in-service Allowance for Funds Used During Construction ("AFUDC") on Petersburg Unit 4. These costs are being recovered per specific rate order.

Unamortized Reaquisition Premium on Debt

This regulatory asset represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the IURC.

Environmental Costs

These consist of various costs incurred to comply with environmental regulations. These costs were approved for recovery either through IPL's ECCRA proceedings or in the 2018 Base Rate Order. Amortization periods vary, ranging from 3 to 45 years.

COVID-19 Costs

These consist of deferred fees (foregone late fees, reconnection fees and disconnection fees), as well as deferred convenience payments and incremental bad debt expense as the result of COVID-19. See "IURC COVID-19 Orders" above for additional discussion.

TDSIC Costs

These consist of various costs incurred for IPL's approved TDSIC Plan. These costs were approved for recovery through IPL's TDSIC proceedings and amortization periods range from 3 to 31 years. See "TDSIC" above for additional discussion.

Petersburg Unit 1 Retirement Costs

These consist of the estimated remaining net book value of Petersburg Unit 1 at its anticipated date of retirement. It was determined that the Petersburg Unit 1 retirement became probable, in accordance with ASC 980, in the fourth quarter of 2020. As it is expected that the entire carrying value of the asset will be recoverable through future rates, no loss on abandonment was recorded and the asset was reclassified from net property, plant and equipment to a long-term regulatory asset. See "IRP Filing" above for additional discussion.

FTRs

In connection with IPL’s participation in MISO, in the second quarter of each year IPL is granted financial instruments that can be converted into cash or FTRs based on IPL’s forecasted peak load for the period. See Note 4, "Fair Value - Fair Value Hierarchy and Valuation Techniques - Financial Assets - FTRs" for additional information.

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

On December 22, 2017, the U.S. federal government enacted the TCJA, which, among other things, reduced the federal corporate income tax rate from 35% to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, IPL remeasured their deferred income tax assets and liabilities using the new tax rate. The impact of the reduction of the income tax rate on deferred income taxes was utilized in the 2018 Base Rate Order to reduce jurisdictional retail rates. Accordingly, IPL has a net regulatory deferred income tax liability of $113.0 million and $122.2 million as of December 31, 2020 and 2019, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

The original cost of property, plant and equipment segregated by functional classifications follows:

	As of December 31,
	2020	2019
	(In Thousands)
Production	$4,191,223	$4,154,919
Transmission	408,380	398,903
Distribution	1,671,861	1,594,208
General plant	258,931	250,582
Total property, plant and equipment	$6,530,395	$6,398,612

In December 2020, IPL reclassified net property, plant and equipment of $74.5 million associated with the Petersburg Unit 1 retirement to long-term regulatory assets by crediting accumulated depreciation (for further discussion, see Note 2, “Regulatory Matters - IRP Filing”).

Substantially all of IPL’s property is subject to a $1,803.8 million direct first mortgage lien, as of December 31, 2020, securing IPL’s first mortgage bonds. Total non-contractually or legally required accrued removal costs of utility plant in service at December 31, 2020 and 2019 were $818.0 million and $788.3 million, respectively; and total contractually or legally required removal costs of property, plant and equipment at December 31, 2020 and 2019 were $195.2 million and $204.2 million, respectively. Please see “ARO” below for further information.

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

IPL’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability year end balances:

	2020	2019
	(In Thousands)
Balance as of January 1	$204,219	$129,451
Liabilities settled	(18,302)	(9,891)
Revisions to cash flow and timing estimates	1,120	78,153
Accretion expense	8,199	6,506
Balance as of December 31	$195,236	$204,219

IPL recorded adjustments to its ARO liabilities of $1.1 million and $78.2 million in 2020 and 2019, respectively, primarily to reflect increases to estimated ash pond closure costs, including groundwater remediation. As of December 31, 2020 and 2019, IPL did not have any assets that are legally restricted for settling its ARO liability.

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

Summary

The fair value of assets and liabilities at December 31, 2020 measured on a recurring basis and the respective category within the fair value hierarchy for IPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2020	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
Financial transmission rights	$543	$—	$—	$543
Total financial assets measured at fair value	$543	$—	$—	$543

The fair value of assets and liabilities at December 31, 2019 measured on a recurring basis and the respective category within the fair value hierarchy for IPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2019	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
Financial transmission rights	$864	$—	$—	$864
Total financial assets measured at fair value	$864	$—	$—	$864

The following table sets forth a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Reconciliation of Financial Instruments Classified as Level 3
(In Thousands)
Balance at January 1, 2019	$3,046
Unrealized gain recognized in earnings	53
Issuances	2,846
Settlements	(5,081)
Balance at December 31, 2019	$864
Issuances	1,889
Settlements	(2,210)
Balance at December 31, 2020	$543

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2020		December 31, 2019
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$1,803,800	$2,302,973	$1,713,800	$2,049,758
Variable-rate	75,000	75,000	90,000	90,000
Total indebtedness	$1,878,800	$2,377,973	$1,803,800	$2,139,758

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $17.4 million and $16.7 million at December 31, 2020 and 2019, respectively; and
•unamortized discounts of $6.0 million and $6.2 million at December 31, 2020 and 2019, respectively.

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

At December 31, 2020, IPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
FTRs	Not Designated	MWh	3,168	—	3,168
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

When applicable, IPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2020, IPL did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPL's derivative instruments:

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2020	2019
Financial transmission rights	Not a Cash Flow Hedge	Prepayments and other current assets	$543	$864

6. EQUITY

Paid In Capital and Capital Stock

IPL had capital contributions from IPALCO of $0.0 million, $0.0 million and $65.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

All of the outstanding common stock of IPL is owned by IPALCO. IPL’s common stock is pledged under the 2024 IPALCO Notes and 2030 IPALCO Notes. There have been no changes in the capital stock of IPL during the three years ended December 31, 2020.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued, and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. As of December 31, 2020, and as of the filing of this report, IPL was in compliance with these restrictions.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain a ratio of total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2020, and as of the filing of this report, IPL was in compliance with all covenants and no event of default existed.

During the years ended December 31, 2020, 2019 and 2018, IPL declared dividends to its shareholder totaling $140.6 million, $159.0 million, and $156.8 million, respectively.

Cumulative Preferred Stock

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2020, 2019 and 2018, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s Board of Directors. Based on the preferred stockholders’ ability to elect a majority of IPL’s Board of Directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities. IPL has issued and outstanding 500,000 shares of 5.65% preferred stock, which are now redeemable at par value, subject to certain restrictions, in whole or in part. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2020, 2019 and 2018, preferred stock consisted of the following:

	December 31, 2020		December 31,
	Shares Outstanding	Call Price	2020	2019	2018
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

7. DEBT

Long-Term Debt

The following table presents IPL’s long-term debt:

		December 31,
Series	Due	2020	2019
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
0.75% (2)	April 2026	30,000	—
0.95% (2)	April 2026	60,000	—
Unamortized discount – net		(6,006)	(6,156)
Deferred financing costs		(17,384)	(16,629)
Total IPL first mortgage bonds		1,780,410	1,691,015
IPL unsecured debt:
Variable (3)	December 2020	—	30,000
Variable (3)	December 2020	—	60,000
Deferred financing costs		—	(114)
Total IPL unsecured debt		—	89,886
Total consolidated IPL long-term debt		1,780,410	1,780,901
Less: current portion of long-term debt		94,907	89,886
Net consolidated IPL long-term debt		$1,685,503	$1,691,015

(1)First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.
(2)Unsecured notes issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but were subject to a mandatory put in December 2020.
(3)First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in April 2026.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2020, are as follows:

Year	Amount
(In Thousands)
2021	$95,000
2022	—
2023	—
2024	40,000
2025	—
Thereafter	1,668,800
Total	$1,803,800

Significant Transactions

IPL First Mortgage Bonds and Recent Indiana Finance Authority Bond Issuances

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a first mortgage lien securing indebtedness of $1,803.8 million as of December 31, 2020. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2020.

In December 2020, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $90 million of Environmental Facilities Refunding Revenue Bonds, Series 2020A&B due December 2038. IPL issued $90 million aggregate principal amount of first mortgage bonds to the Indiana Finance Authority in two series: $30 million Series 2020A notes at 0.75% and $60 million Series 2020B notes at 0.95% to secure the loan of proceeds from these bonds issued by the Indiana Finance Authority. These bonds are subject to a mandatory put date of April 1, 2026. Proceeds of the bonds were used to refund $90 million of Indiana Finance Authority Environmental Facilities Refunding Revenue Bonds Series 2015A&B.

IPL has $95 million of 3.875% IPL first mortgage bonds that are due August 1, 2021. Management plans to refinance these first mortgage bonds with new debt. In the event that we are unable to refinance these first mortgage bonds on acceptable terms, IPL has available borrowing capacity on its revolving credit facility that could be used to satisfy the obligation.

Line of Credit

IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility on June 19, 2019 with a syndication of bank lenders. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on June 19, 2024, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time prior to June 19, 2023, subject to approval by the lenders. The Credit Agreement also includes two one-year extension options, allowing IPL to extend the maturity date subject to approval by the lenders. Prior to execution, IPL had existing general banking relationships with the parties to the Credit Agreement. As of December 31, 2020 and 2019, IPL had $75.0 million and $0.0 million in outstanding borrowings on the committed line of credit, respectively.

Restrictions on Issuance of Debt

All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2022. In December 2018, IPL received an order from the IURC granting IPL authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt, all of which authority remains available as of December 31, 2020, and refinance up to $185 million in existing indebtedness, of which $95 million of authority remains available under the order as of December 31, 2020. This order also grants IPL authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250.0 million remains available under the order as of December 31, 2020. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2020. IPL also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

Credit Ratings

IPL’s ability to borrow money or to refinance existing indebtedness and the interest rates at which IPL can borrow money or refinance existing indebtedness are affected by IPL’s credit ratings. In addition, the applicable interest rates on IPL’s Credit Agreement are dependent upon the credit ratings of IPL. Downgrades in the credit ratings of AES and/or IPALCO could result in IPL’s credit ratings being downgraded.

8. INCOME TAXES

IPL follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property.

AES files federal and state income tax returns which consolidate IPALCO and IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if IPL filed separate income tax returns. IPL is no longer subject to U.S. or state income tax examinations for tax years through March 27, 2001, but is open for all subsequent periods. IPL made tax sharing payments to IPALCO of $27.0 million, $37.4 million and $33.8 million in 2020, 2019 and 2018, respectively.

On March 25, 2014, the state of Indiana amended Indiana Code 6-3-2-1 through Senate Bill 001, which phases in an additional 1.6% reduction to the state corporate income tax rate that was initially being reduced by 2%. While the statutory state income tax rate decreased to 5.375% for the calendar year 2020, the deferred tax balances were adjusted according to the anticipated reversal of temporary differences. The change in required deferred taxes on plant and plant-related temporary differences resulted in a reduction to the associated regulatory asset of $1.3 million. The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $0.1 million. The statutory state corporate income tax rate will be 5.075% for 2021.

Income Tax Provision

Federal and state income taxes charged to income are as follows:

	2020	2019	2018
	(In Thousands)
Components of income tax expense:
Current income taxes:
Federal	$28,395	$23,941	$26,021
State	8,661	4,370	11,215
Total current income taxes	37,056	28,311	37,236
Deferred income taxes:
Federal	503	7,578	(15,080)
State	2,576	7,556	345
Total deferred income taxes	3,079	15,134	(14,735)
Net amortization of investment credit	—	(15)	(911)
Total income tax expense	$40,135	$43,430	$21,590

Effective and Statutory Rate Reconciliation

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	4.2%	4.4%	5.6%
Amortization of investment tax credits	—%	—%	(0.5)%
Research and development credit	—%	—%	(1.6)%
Depreciation flow through and amortization	(5.1)%	(4.7)%	(12.6)%
Additional funds used during construction - equity	0.7%	0.2%	0.3%
Other – net	1.0%	0.8%	(0.1)%
Effective tax rate	21.8%	21.7%	12.1%

Deferred Income Taxes

The significant items comprising IPL’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2020 and 2019, are as follows:

	2020	2019
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$408,291	$411,182
Regulatory assets recoverable through future rates	82,783	69,156
Other	5,323	5,742
Total deferred tax liabilities	496,397	486,080
Deferred tax assets:
Investment tax credit	6	7
Regulatory liabilities including ARO	197,657	191,676
Employee benefit plans	3,866	8,556
Other	5,069	6,682
Total deferred tax assets	206,598	206,921
Deferred income tax liability – net	$289,799	$279,159

Uncertain Tax Positions

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(In Thousands)
Unrecognized tax benefits at January 1	$7,056	$7,056	$7,049
Gross increases – current period tax positions	312	—	—
Gross decreases – prior period tax positions	—	—	7
Unrecognized tax benefits at December 31	$7,368	$7,056	$7,056

The unrecognized tax benefits at December 31, 2020 represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

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

9. BENEFIT PLANS

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 80% of IPL’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds of base compensation. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the company match. Employer contributions to the Thrift Plan were $3.4 million, $3.3 million and $3.3 million for 2020, 2019 and 2018, respectively.

The RSP

Approximately 20% of IPL’s active employees are covered by the RSP, a qualified defined contribution plan containing a match and nondiscretionary and component. All non-union new hires are covered under the RSP. Participants elect to make contributions to the RSP based on a percentage of their eligible compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s eligible compensation. Starting in 2018, the RSP also includes a 4% nondiscretionary contribution based as a percentage of each participant's eligible compensation. Employer contributions (by IPL) relating to the RSP were $1.8 million, $1.6 million and $1.7 million for 2020, 2019 and 2018, respectively.

Defined Benefit Plans

Approximately 72% of IPL’s active employees are covered by the qualified Defined Benefit Pension Plan; while approximately 8% of active employees are IBEW clerical-technical unit employees who are only eligible for the Thrift Plan. The remaining 20% of active employees are covered by the RSP. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan, in addition to the company match. The Defined Benefit Pension Plan is noncontributory and is funded by IPL through a trust. Benefits for non-union participants in the Defined Benefit Pension Plan are based on salary, years of service and accrued benefits at April 1, 2015. Benefits for eligible union participants are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2020 was 22. The plan is closed to new participants.

IPL also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 142 active employees and 16 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2020. The plan is unfunded. These postretirement health care benefits and the related unfunded obligation of $4.3 million and $6.4 million at December 31, 2020 and 2019, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2020	2019
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$782,795	$697,228
Service cost	8,272	7,412
Interest cost	22,151	27,343
Actuarial loss/(gain)	66,827	88,311
Amendments (primarily increases in pension bands)	967	—
Benefits paid	(38,487)	(37,499)
Projected benefit obligation at December 31	842,525	782,795
Change in plan assets:
Fair value of plan assets at January 1	769,704	684,485
Actual return on plan assets	118,716	122,690
Employer contributions	87	28
Benefits paid	(38,487)	(37,499)
Fair value of plan assets at December 31	850,020	769,704
Funded (unfunded) status	$7,495	$(13,091)
Amounts recognized in the statement of financial position:
Non-current assets	$8,669	$—
Non-current liabilities	(1,174)	(13,091)
Net amount recognized at end of year	$7,495	$(13,091)
Sources of change in regulatory assets(1):
Prior service cost arising during period	$967	$—
Net (gain)/loss arising during period	(14,110)	(4,472)
Amortization of prior service cost	(3,677)	(3,823)
Amortization of loss	(8,115)	(11,084)
Total recognized in regulatory assets	$(24,935)	$(19,379)
Amounts included in regulatory assets:
Net loss	$145,526	$167,750
Prior service cost	11,613	14,323
Total amounts included in regulatory assets	$157,139	$182,073

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

Information for Pension Plans with a projected benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2020	2019
	(In Thousands)
Benefit obligation	$842,525	$782,795
Plan assets	850,020	769,704
Benefit obligation in excess of plan assets	$(7,495)	$13,091

IPL’s total plan assets in excess of projected benefit obligation was $7.5 million as of December 31, 2020 ($8.7 million Defined Benefit Pension Plan plan assets in excess of projected benefit obligation, partially offset by $1.2 million Supplemental Retirement Plan projected benefit obligation in excess of plan assets).

Information for Pension Plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2020	2019
	(In Thousands)
Accumulated benefit obligation	$830,458	$771,592
Plan assets	850,020	769,704
Accumulated benefit obligation in excess of plan assets	$(19,562)	$1,888

IPL’s total plan assets in excess of accumulated benefit obligation was $19.6 million as of December 31, 2020 ($20.7 million Defined Benefit Pension Plan plan assets in excess of accumulated benefit obligation, partially offset by $1.1 million Supplemental Retirement Plan accumulated benefit obligation in excess of plan assets).

Significant Gains and Losses Related to Changes in the Benefit Obligation for the Period

As shown in the table above, an actuarial loss of $66.8 million increased the benefit obligation for the year ended December 31, 2020 and an actuarial loss of $88.3 million increased the benefit obligation for the year ended December 31, 2019. The actuarial losses in 2020 and 2019 were primarily due to decreases in the discount rate.

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

The 2020 net actuarial gain of $14.1 million recognized in regulatory assets is comprised of two parts: (1) an $80.9 million pension asset actuarial gain primarily due to higher than expected return on assets; partially offset by (2) a $66.8 million pension liability actuarial loss primarily due to a decrease in the discount rate used to value pension liabilities. The unrecognized net loss of $145.5 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of plan participants. During 2020, the accumulated net gain increased due to lower discount rates used to value pension liabilities, which was partially offset by a combination of higher than expected return on pension assets, as well as the year 2020 amortization of accumulated loss. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 10.84 years based on estimated demographic data as of December 31, 2020. The projected benefit obligation of $842.5 million less the fair value of assets of $850.0 million results in an overfunded status of $7.5 million at December 31, 2020.

	Pension benefits for years ended December 31,
	2020	2019	2018
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$8,272	$7,412	$8,450
Interest cost	22,151	27,343	25,220
Expected return on plan assets	(37,779)	(29,907)	(40,801)
Amortization of prior service cost	3,677	3,823	3,837
Recognized actuarial loss	8,115	11,084	11,403
Recognized settlement loss	—	—	1,230
Total pension cost	4,436	19,755	9,339
Less: amounts capitalized	372	1,237	1,223
Amount charged to expense	$4,064	$18,518	$8,116
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	3.33%	4.36%	3.67%
Discount rate – supplemental retirement plan	3.05%	4.24%	3.60%
Expected return on defined benefit pension plan assets	5.05%	4.50%	5.45%
Expected return on supplemental retirement plan assets	4.45%	4.50%	5.45%

Pension expense for the following year is determined as of the December 31 measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets, a mortality table assumption that reflects the life expectancy of plan participants, and a discount rate used to determine the projected benefit obligation. For 2020, pension expense was determined using an assumed long-term rate of return on plan assets of 5.05% for the Defined Benefit Pension Plan and 4.45% for the Supplemental Retirement Plan. As of the December 31, 2020 measurement date, IPL decreased the discount rate from 3.33% to 2.46% for the Defined Benefit Pension Plan and from 3.05% to 2.31% for the Supplemental Retirement Plan. The discount rate assumptions affect the pension expense determined for 2021. In addition, IPL maintained the expected long-term rate of return on plan assets at 5.05% for the Defined Benefit Pension Plan and decreased the expected long-term rate of return for the Supplemental Retirement Plan from 4.45% to 3.60% for 2021. The expected long-term rate of return assumption affects the pension expense determined for 2021. The effect on 2021 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is $(1.4) million and $1.3 million, respectively.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high-quality fixed income investments as of December 31, 2020. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Pension Plan Assets and Fair Value Measurements

Pension plan assets consist of investments in cash and cash equivalents, government debt securities, and mutual funds (equity and debt). Differences between actual portfolio returns and expected returns may result in increased or reduced pension costs in future periods. Pension costs are determined as of the plans' measurement date of December 31, 2020. Pension costs are determined for the following year based on the market value of pension plan assets, expected employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

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

A description of the valuation methodologies used for each major class of assets and liabilities measured at fair value follows:
•The non-qualified Supplemental Retirement Plan investments have quoted market prices and are categorized as Level 1 in the fair value hierarchy.

•The qualified Defined Benefit Pension Plan investments in common collective trusts are valued based on the daily net asset value and are categorized as Level 2 in the fair value hierarchy except for cash and cash equivalents which are categorized as level 1.

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

The following table summarizes IPL’s target pension plan allocation for 2020:

Asset Category:	Target Allocations
Equity Securities	36%
Debt Securities	64%

	Fair Value Measurements at
	December 31, 2020
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Cash and cash equivalents	$2,221	$2,221	$—	—%
Government debt securities	118,255	131	118,124	14%
Mutual fund - equities	323,253	2,839	320,414	38%
Mutual fund - debt	406,291	1,578	404,713	48%
Total	$850,020	$6,769	$843,251	100%

	Fair Value Measurements at
	December 31, 2019
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Cash and cash equivalents	$2,599	$2,599	$—	—%
Government debt securities	154,798	39	154,759	20%
Mutual fund - equities	214,369	2,744	211,625	28%
Mutual fund - debt	397,938	1,664	396,274	52%
Total(1)	$769,704	$7,046	$762,658	100%

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

Pension Funding

IPL contributed $0.1 million, $0.0 million, and $30.1 million to the Pension Plans in 2020, 2019 and 2018, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, IPL’s funded target liability percentage was estimated to be 100%. In general, IPL must contribute the normal service cost earned by active participants during the plan year; however, this amount can be offset by any surplus or credit balance carried by the Pension Plan. The normal cost is expected to be approximately $6.1 million in 2021 (including $0.4 million for plan expenses), which is expected to be fully offset by the surplus amount. Each year thereafter, if the Pension Plans' underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. IPL does not expect to make an employer contribution for the calendar year 2021. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2020, 2019 and 2018 were $38.5 million, $37.5 million and $62.1 million, respectively. Expected benefit payments are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2021	$41,552
2022	42,715
2023	43,371
2024	43,827
2025	44,467
2026 through 2030	224,933

10. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPL is involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2020 and 2019, total legal loss contingencies accrued were $13.4 million and $2.6 million, respectively, which were included in “Accrued and Other Current Liabilities” and "Other Non-Current Liabilities," respectively, on the accompanying Consolidated Balance Sheets. A significant portion of these accrued liabilities relate to a personal injury legal claim involving injuries to a contractor. We maintain an amount of insurance protection for such litigation that we believe is adequate. While the ultimate outcome of such litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPL's results of operations, financial condition and cash flows.

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

New Source Review and other CAA NOVs

In October 2009, IPL received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleged violations of the CAA at IPL’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and non-attainment New Source Review (NSR) requirements under the CAA. In addition, on October 1, 2015, IPL received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at IPL Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of PSD, non-attainment NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. On August 31, 2020, IPL reached a settlement with the EPA, the DOJ and IDEM resolving the purported violations of the CAA with respect to IPL's four coal-fired generation units currently operating at IPL's Petersburg location. The settlement agreement, in the form of a proposed judicial consent decree, includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than IPL's current Title V air permit; payment of civil penalties totaling $1.525 million; a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.325 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If IPL does not meet this retirement obligation, it must install a Selective Non-Catalytic Reduction System (SNCR) on Unit 4. The proposed Consent Decree is subject to final review and approval by the U.S. District Court for the Southern District of Indiana. On January 14, 2021, the U.S. and Indiana, on behalf of EPA and IDEM, respectively, filed a motion asking the court to enter the proposed Consent Decree, along with the U.S.' response to the adverse public comments on the proposed settlements. IPL has a contingent liability recorded related to these New Source Review and other CAA NOV matters.

11. RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. IPL is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPL, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by the third-party administrator. IPL also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to IPL of coverage under the property insurance program with AES Global Insurance Company was approximately $5.6 million, $4.3 million, and $3.1 million in 2020, 2019 and 2018, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. As of December 31, 2020 and 2019, IPL had prepaid approximately of $2.3 million and $2.0 million, respectively, for coverage under these plans, which is recorded in "Prepayments and other current assets" on the accompanying Consolidated Balance Sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $21.0 million, $20.2 million, and $21.5 million in 2020, 2019 and 2018, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. IPL had no prepaids for coverage under this plan as of December 31, 2020 and 2019, respectively.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPL had a receivable balance under this agreement of $12.5 million and $23.1 million as of December 31, 2020 and 2019, respectively, which is recorded in “Taxes receivable” on the accompanying Consolidated Balance Sheets. See Note 8, "Income Taxes" for more information.

Long-term Compensation Plan

During 2020, 2019 and 2018, many of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2020, 2019 and 2018 was $0.3 million, $0.3 million and $0.5 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPL’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPL’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 9, “Benefit Plans” to the audited consolidated financial statements of IPL for a description of benefits awarded to IPL employees by AES under the RSP.

Service Company

Total costs incurred by the Service Company on behalf of IPL were $55.5 million, $41.8 million and $44.1 million during 2020, 2019 and 2018, respectively. Total costs incurred by IPL on behalf of the Service Company during 2020, 2019 and 2018 were $10.6 million, $9.7 million and $10.1 million, respectively, which are included as a reduction to charges from the Service Company. These costs were included in “Operating expenses - Operation and maintenance” on IPL’s Consolidated Statements of Operations. IPL had a payable balance with the Service Company of $4.5 million and $8.4 million as of December 31, 2020 and December 31, 2019, respectively, which is recorded in “Accounts payable” on the accompanying Consolidated Balance Sheets.

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

IPL made loans to IPALCO, net of repayments, of $6.1 million during the year ended December 31, 2020. IPL has a loan receivable in the same amount recorded in “Prepayments and other current assets” on the accompanying Consolidated Balance Sheets as of December 31, 2020.

Additionally, transactions with various other related parties were $6.5 million, $3.0 million and $5.7 million during 2020, 2019 and 2018, respectively. These expenses were primarily recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations.

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

In exchange for the exclusive right to sell or distribute electricity in our service area, IPL is subject to rate regulation by federal and state regulators. This regulation sets the framework for the prices (“tariffs”) that IPL is allowed to charge customers for electric services. Since tariffs are approved by the regulator, the price that IPL has the right to bill corresponds directly with the value to the customer of IPL’s performance completed in each period. Therefore, revenue under these contracts is recognized using an output method measured by the MWhs delivered each month at the approved tariff. Customer payments are typically due on a monthly basis, though see Note 2, "Regulatory Matters - IURC COVID-19 Orders" for a discussion of the orders requiring expanded payment arrangements for customers.

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

IPL’s revenue from contracts with customers was $1,326.6 million, $1,455.3 million and $1,440.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The following table presents IPL's revenue from contracts with customers and other revenue (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Retail Revenues
Retail revenue from contracts with customers:
Residential	$566,668	$589,719	$588,031
Small commercial and industrial	194,904	215,878	217,896
Large commercial and industrial	484,230	548,551	565,720
Public lighting	9,115	7,249	9,797
Other (1)	14,402	14,136	10,427
Total retail revenue from contracts with customers	1,269,319	1,375,533	1,391,871
Alternative revenue programs	24,781	23,841	4,594
Wholesale Revenues
Wholesale revenues from contracts with customers	46,482	68,474	38,789
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	10,794	11,335	10,057
Other miscellaneous revenues (2)	1,609	2,460	5,194
Total Revenues	$1,352,985	$1,481,643	$1,450,505

(1) Other retail revenue from contracts with customers includes miscellaneous charges to customers
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers are $163.8 million and $155.0 million as of December 31, 2020 and December 31, 2019, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, though see Note 2, "Regulatory Matters - IURC COVID-19 Order" for a discussion of orders requiring expanded payment arrangements for customers.

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

Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $0.5 million as of December 31, 2020. During the year ended December 31, 2020, we recognized revenue of $1.3 million related to this contract liability balance, respectively.

14. LEASES

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Consolidated Statements of Operations was $0.9 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Consolidated Balance Sheet were $4.3 million and $0.8 million, respectively, as of December 31, 2020 and $4.3 million and $0.7 million, respectively, as of December 31, 2019.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of December 31, 2020.

The following table shows the future minimum lease receipts through 2025 and thereafter (in thousands):

Operating Leases
2021	$886
2022	906
2023	906
2024	786
2025	544
Thereafter	2,074
Total	$6,102
15. RISKS AND UNCERTAINTIES

COVID-19 Pandemic

The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures and social distancing measures as well as restricting travel. The State of Indiana implemented, among other things, stay-at-home and other social distancing measures to slow the spread of the virus, which has impacted energy demand within our service territory, though the stay-at-home restrictions have now been lifted in our service territory. Also, the Executive Order previously issued by the Governor of Indiana prohibiting electric utilities, including us, from discontinuing electric utility service to customers through August 14, 2020 has lapsed. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to generate, transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, including those that relate to events outside of our control.

As the economic impact of the COVID-19 pandemic started to materialize in Indiana in the second half of March 2020 and continued for the duration of 2020, the COVID-19 pandemic primarily impacted our retail sales demand as shown by the changes in weather-normalized volumes of kWh sold compared to the weather-normalized volumes for the same periods in 2019:

Customer class	For the three months ended				For the year ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
Residential	1.6%	6.6%	3.9%	2.4%	3.4%
Small commercial and industrial	(1.8)%	(10.3)%	(4.2)%	(5.3)%	(5.2)%
Large commercial and industrial	(2.8)%	(11.0)%	(7.9)%	(5.7)%	(6.9)%

As noted above, we also have incurred and expect to continue to incur expenses relating to COVID-19, however see Note 2, "Regulatory Matters - IURC COVID-19 Orders" for a discussion of regulatory measures which partially mitigate the impact of these expenses. We continued to experience COVID-19 impacts into 2021. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

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

The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•provide reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements are prevented or detected timely.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the COSO in 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting:

There were no changes that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2020	2019
Audit Fees	$855,233	$1,021,700
Audit Related Fees:
Fees for the audit of IPL’s employee benefit plans	61,200	61,200
Assurance services for debt offering documents	116,525	—
Fees for tax services	—	—
Other	8,500	8,500
Total Principal Accounting Fees and Services	$1,041,458	$1,091,400

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
Third Supplemental Indenture, dated as of April 1, 1949 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Tenth Supplemental Indenture, dated as of October 1, 1960 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Eighteenth Supplemental Indenture, dated as of February 15, 1974 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Forty-Eighth Supplemental Indenture, dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Third Supplemental Indenture, dated as of October 1, 2006 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Eighth Supplemental Indenture, dated as of August 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Ninth Supplemental Indenture, dated as of August 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 Form 10-K)
Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)
Sixty-Third Supplemental Indenture, dated as of September 1, 2015 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on September 28, 2015)
Sixty-Fourth Supplemental Indenture, dated as of May 1, 2016 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2016 Form 10-Q)
Sixty-Fifth Supplemental Indenture, dated as of December 1, 2016 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2016 Form 10-K)
Sixty-Sixth Supplemental Indenture, dated as of November 1, 2018 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2018 Form 10-K)
Sixty-Seventh Supplemental Indenture, dated as of December 1, 2020
Sixty-Eighth Supplemental Indenture, dated as of December 1, 2020
4.4
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated June 25, 2015 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended (Incorporated by reference to Exhibit 4.2 to IPALCO’s Current Report on Form 8-K filed on June 25, 2015)

4.5
Indenture between IPALCO Enterprises, Inc. and U.S. Bank, National Association, as Trustee, dated August 22, 2017 for IPALCO’s 3.70% Senior Secured Notes due 2024 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s August 22, 2017 Form 8-K)

4.6
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon trust Company, N.A., as Collateral Agent, dated August 22, 2017 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended (Incorporated by reference to Exhibit No. 4.2 to IPALCO’s August 22, 2017 Form 8-K)

4.7
Indenture between IPALCO Enterprises, Inc. and U.S. Bank National Association, as Trustee, dated April 14, 2020 for the 4.250% Senior Secured Notes due 2030 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's April 14, 2020 Form 8-K)

4.8
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated April 14, 2020 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended and supplemented (Incorporated by reference to Exhibit No. 4.2 to IPALCO's April 14, 2020 Form 8-K)

4.9
Registration Rights Agreement, dated April 14, 2020, among IPALCO Enterprises, Inc. and J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the initial purchasers of the Notes (Incorporated by reference to Exhibit No. 4.3 to IPALCO's April 14, 2020 Form 8-K)

10.1
Interconnection Agreement, dated April 1, 2008, between American Electric Power Service Corporation, as agent for Indiana Michigan Power Company, and IPL (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.2
Interconnection Agreement, dated December 2, 1968, between IPL and Southern Indiana Gas and Electric Company as modified through Modification Number 11 (Incorporated by reference to Exhibit No. 10.2 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.3
Interconnection Agreement dated December 1, 1981, between IPL and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 6 (Incorporated by reference to Exhibit No. 10.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.4
Tenth Supplemental Agreement to the Interconnection Agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002, amending and completely restating prior agreements (Incorporated by reference to Exhibit No. 10.4 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.5
$250,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, dated June 19, 2019, among Indianapolis Power & Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Joint Bookrunner and Joint Lead Arranger, U.S. Bank, National Association, as Syndication Agent, Joint Bookrunner and Joint Lead Arranger and BMO Harris Bank, N.A. and Fifth Third Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to IPALCO's Current Report on Form 8-K filed on June 21, 2019)

10.6
Subscription Agreement by and between IPALCO and CDP Infrastructures Fund G.P., a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec dated December 14, 2014 (Incorporated by reference to Exhibit 10.10 to IPALCO’s December 31, 2014 10-K/A)

10.7
IPALCO’s Shareholders’ Agreement by and among AES U.S. Investments, Inc., IPALCO Enterprises, Inc. and CDP Infrastructures Fund G.P. dated as of February 11, 2015 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s March 31, 2015 10-Q)

10.8
The AES Corporation 2003 Long Term Compensation Plan, as amended and restated, dated April 23, 2015 (Incorporated by reference to Exhibit 99.1 of The AES Corporation’s Form 8-K filed on April 23, 2015)

10.9	The AES Corporation Performance Incentive Plan, as amended and restated on April 23, 2015 (Incorporated by reference to Exhibit 99.2 of The AES Corporation’s Form 8-K filed on April 23, 2015)
10.10	The AES Corporation Severance Plan, as amended and restated on August 4, 2017 (Incorporated by reference to Exhibit 10.1 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2017)
10.11
The AES Corporation Restoration Supplemental Retirement Plan, as amended and restated, effective January 1, 2017 (Incorporated by reference to Exhibit 4.1 of The AES Corporation’s Form S-8 filed on August 6, 2019)

10.12
Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.13 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.13
Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.14 of The AES Corporation’s Form 10-K for the year ended December 31, 2019)

10.14
Form of AES Performance Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.15
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.4 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2015)

10.16
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.17 of The AES Corporation’s Form 10-K for the year ended December 31, 2019)

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Balance Sheets
(In Thousands)
	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$302	$3,709
Restricted cash	6,115	—
Taxes receivable	11,862	541
Prepayments and other current assets	7,508	14,500
Total current assets	25,787	18,750
OTHER NON-CURRENT ASSETS:
Investment in subsidiaries	1,426,739	1,427,141
Deferred tax asset – long term	14,289	6,764
Other non-current assets	3,194	2,843
Total other non-current assets	1,444,222	1,436,748
TOTAL ASSETS	$1,470,009	$1,455,498
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt	$—	$469,313
Loans payable to subsidiary	6,110	—
Accounts payable	365	292
Accrued interest	8,556	11,442
Derivative liabilities, current	—	26,560
Total current liabilities	15,031	507,607
NON-CURRENT LIABILITIES:
Long-term debt	870,775	401,415
Derivative liabilities, non-current	63,215	—
Total non-current liabilities	933,990	401,415
Total liabilities	949,021	909,022
SHAREHOLDERS' EQUITY
Paid in capital	588,966	590,784
Accumulated other comprehensive loss	(43,420)	(19,750)
Accumulated deficit	(24,558)	(24,558)
Total shareholders' equity	520,988	546,476
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,470,009	$1,455,498

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Operations
(In Thousands)
	2020	2019	2018
OTHER INCOME / (EXPENSE), NET:
Equity in earnings of subsidiaries	$140,030	$154,078	$154,150
Interest expense	(42,212)	(32,761)	(31,038)
Loss on early extinguishment of debt	(2,415)	—	—
Other income / (expense), net	73	(46)	(443)
Total other income / (expense), net	95,476	121,271	122,669
EARNINGS FROM OPERATIONS BEFORE INCOME TAX	95,476	121,271	122,669
Less: income tax expense / (benefit)	(11,278)	(7,909)	(8,143)
NET INCOME	$106,754	$129,180	$130,812

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
	2020	2019	2018

Net income	$106,754	$129,180	$130,812

Derivative activity:
Change in derivative fair value, net of income tax benefit of $8,876, $6,810 and $0, for each respective period	(27,779)	(19,750)	—
Reclassification to earnings, net of income tax benefit of $1,313, $0 and $0, for each respective period	4,109	—	—
Net change in fair value of derivatives	(23,670)	(19,750)	—

Other comprehensive loss	(23,670)	(19,750)	—

Net comprehensive income	$83,084	$109,430	$130,812

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Cash Flows
(In Thousands)
	2020	2019	2018
CASH FLOWS FROM OPERATIONS:
Net income	$106,754	$129,180	$130,812
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings of subsidiaries	(140,030)	(154,078)	(154,150)
Cash dividends received from subsidiary companies	147,600	159,000	142,250
Amortization of deferred financing costs and debt premium	1,607	1,847	1,964
Deferred income taxes – net	(224)	157	(89)
Charges related to early extinguishment of debt	2,415	—	—
Change in certain assets and liabilities:
Accounts payable	299	231	(405)
Accrued and other current liabilities	—	(3)	(876)
Accrued taxes payable/receivable	(11,317)	(261)	—
Accrued interest	(3,083)	(2)	(368)
Other – net	5,005	(623)	(1,838)
Net cash provided by operating activities	109,026	135,448	117,300
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	—	—	(65,000)
Other	—	278	1,053
Net cash provided by (used in) investing activities	—	278	(63,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings, net of discount	474,568	—	65,000
Retirement of long-term debt and early tender premium	(472,135)	—	—
Loans from subsidiary	26,110	—	—
Repayments of loans to subsidiary	(20,000)	—	—
Distributions to shareholders	(108,739)	(136,426)	(130,179)
Deferred financing costs paid	(6,122)	—	(148)
Net cash used in financing activities	(106,318)	(136,426)	(65,327)
Net change in cash and cash equivalents	2,708	(700)	(11,974)
Cash, cash equivalents and restricted cash at beginning of period	3,709	4,409	16,383
Cash, cash equivalents and restricted cash at end of period	$6,417	$3,709	$4,409

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$38,069	$28,911	$29,665
Income taxes	27,000	29,600	28,275

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Common Shareholders' Equity (Deficit)
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2018	$597,467	$—	$(25,191)	$572,276
Net comprehensive income	—	—	130,812	130,812
Distributions to shareholders	—	—	(130,179)	(130,179)
Other	357	—	—	357
Balance at December 31, 2018	597,824	—	(24,558)	573,266
Net comprehensive income	—	(19,750)	129,180	109,430
Distributions to shareholders(1)	(7,246)	—	(129,180)	(136,426)
Other	206	—	—	206
Balance at December 31, 2019	590,784	(19,750)	(24,558)	546,476
Net comprehensive income	—	(23,670)	106,754	83,084
Distributions to shareholders(1)	(1,985)	—	(106,754)	(108,739)
Other	167	—	—	167
Balance at December 31, 2020	$588,966	$(43,420)	$(24,558)	$520,988

1) IPALCO made return of capital payments of $2.0 million, $7.2 million and $0.0 million in 2020, 2019 and 2018, respectively, for the portion of current year distributions to shareholders in excess of current year net income.

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

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Consolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the years ended December 31, 2020, 2019, or 2018. Any unrealized gains or losses are recorded in "Other income / (expense), net" on the accompanying Unconsolidated Statements of Operations.

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

Summary

The fair value of assets and liabilities at December 31, 2020 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2020	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$16	$16	$—	$—
Mutual funds	3,209	—	3,209	—
Total VEBA investments	3,225	16	3,209	—
Total financial assets measured at fair value	$3,225	$16	$3,209	$—
Financial liabilities:
Interest rate hedges	$63,215	$—	$63,215	$—
Total financial liabilities measured at fair value	$63,215	$—	$63,215	$—

The fair value of assets and liabilities at December 31, 2019 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2019	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$25	$25	$—	$—
Mutual funds	2,854	—	2,854	—
Total VEBA investments	2,879	25	2,854	—
Total financial assets measured at fair value	$2,879	$25	$2,854	$—
Financial liabilities:
Interest rate hedges	$26,560	$—	$26,560	$—
Total financial liabilities measured at fair value	$26,560	$—	$26,560	$—

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2020		December 31, 2019
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$880,000	$992,615	$810,000	$826,382
Variable-rate	—	—	65,000	65,000
Total indebtedness	$880,000	$992,615	$875,000	$891,382

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $8.6 million and $4.0 million at December 31, 2020 and 2019, respectively; and
•unamortized discounts of $0.6 million and $0.3 million at December 31, 2020 and 2019, respectively.

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

At December 31, 2020, IPALCO's outstanding derivative instruments were as follows:

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

In March 2019, we entered into three forward interest rate swaps to hedge the interest risk associated with refinancing future debt. The three interest rate swaps have a combined notional amount of $400.0 million. In April 2020, we de-designated the swaps as cash flow hedges and froze the AOCL of $72.3 million at the date of de-

designation. The interest rate swaps were then amended and re-designated as cash flow hedges to hedge the interest rate risk associated with refinancing the 2024 IPALCO Notes. The amended interest rate swaps have a combined notional amount of $400.0 million and will be settled when the 2024 IPALCO Notes are refinanced. The $72.3 million of AOCL associated with the interest rate swaps through the date of the amendment will be amortized out of AOCL into interest expense over the remaining life of the 2030 IPALCO Notes, while any changes in fair value associated with the amended interest rate swaps will be recognized in AOCL going forward.

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the period indicated:

	Interest Rate Hedges for the Year Ended December 31,
$ in thousands (net of tax)	2020	2019	2018
Beginning accumulated derivative gain / (loss) in AOCL	$(19,750)	$—	$—

Net losses associated with current period hedging transactions	(27,779)	(19,750)	—
Net losses reclassified to interest expense, net of tax	4,109	—	—
Ending accumulated derivative loss in AOCL	$(43,420)	$(19,750)	$—

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	45

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2020, IPALCO had $6.1 million of collateral in a broker margin account which offsets our loss positions on the interest rate hedges.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments:

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2020	2019
Interest rate hedges	Cash Flow Hedge	Accrued and other current liabilities	$—	$26,560
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, non-current	$63,215	$—

4. DEBT

The following table presents IPALCO’s long-term indebtedness:

			December 31,
Series	Due		2020	2019
			(In Thousands)
Long-Term Debt
Term Loan	July 2020		$—	$65,000
3.45% Senior Secured Notes	July 2020	—	—	405,000
3.70% Senior Secured Notes	September 2024	—	405,000	405,000
4.25% Senior Secured Notes	May 2030		475,000	—
Unamortized discount – net			(625)	(313)
Deferred financing costs – net			(8,600)	(3,959)
Total long-term debt			870,775	870,728
Less: current portion of long-term debt			—	469,313
Net long-term debt			$870,775	$401,415

IPALCO’s Senior Secured Notes and Term Loan

In April 2020, IPALCO completed the sale of the $475 million aggregate principal amount of 4.25% 2030 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. We used the net proceeds from this offering to retire the $65 million Term Loan on April 14, 2020. The remaining net proceeds, together with cash on hand, were used to redeem the 2020 IPALCO Notes on May 14, 2020, and to pay certain related fees, expenses and make-whole premiums. A loss on early extinguishment of debt of $2.4 million for the 2020 IPALCO Notes is included as a separate line item within "Other Income/(Expense), Net" in the accompanying Unconsolidated Statements of Operations.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2020, 2019 and 2018
(In Thousands)
Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Net Write-offs	Balance at End of Period
Year ended December 31, 2020
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,053	$5,861	$(1,132)	$3,627	$3,155
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$6,204	$—	$—	$71	$6,133
Year ended December 31, 2019
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,821	$4,760	$—	$5,528	$2,053
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$—	$6,204	$—	$—	$6,204
Year ended December 31, 2018
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,830	$6,008	$—	$6,017	$2,821

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2020, 2019 and 2018
(In Thousands)
Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Net Write-offs	Balance at End of Period
Year ended December 31, 2020
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,053	$5,861	$(1,132)	$3,627	$3,155
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$6,204			$71	$6,133
Year ended December 31, 2019
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,821	$4,760	$—	$5,528	$2,053
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$—	$6,204	$—	$—	$6,204
Year ended December 31, 2018
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,830	$6,008	$—	$6,017	$2,821

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    IPALCO ENTERPRISES, INC.
                    (Registrant)

Date:    February 24, 2021                /s/ Kristina Lund
                    Kristina Lund
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Kristina Lund	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 24, 2021
Kristina Lund
/s/ Lisa Krueger	Director and Executive Chairman	February 24, 2021
Lisa Krueger
/s/ Kenneth J. Zagzebski	Director	February 24, 2021
Kenneth J. Zagzebski
/s/ Bernerd Da Santos	Director	February 24, 2021
Bernerd Da Santos
/s/ Paul L. Freedman	Director	February 24, 2021
Paul L. Freedman
/s/ Susan Harcourt	Director	February 24, 2021
Susan Harcourt
/s/ Marc Michael	Director	February 24, 2021
Marc Michael
/s/ Gustavo Pimenta	Director	February 24, 2021
Gustavo Pimenta
/s/ Barry J. Bentley	Director	February 24, 2021
Barry J. Bentley
/s/ Frédéric Lesage	Director	February 24, 2021
Frédéric Lesage
/s/ Fady Mansour	Director	February 24, 2021
Fady Mansour
/s/ Gustavo Garavaglia	Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Gustavo Garavaglia
/s/ Karin M. Nyhuis	Controller (Principal Accounting Officer)	February 24, 2021
Karin M. Nyhuis

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.