Form 10-K/A
period 2020-12-31
IPALCO ENTERPRISES, INC.
filed 2021-03-19
CIK 728391

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

At March 1, 2021, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which (i) 89,685,177 shares were owned by AES U.S. Investments, Inc. (“AES U.S. Investments”), which is owned by AES U.S. Holdings, LLC (“AES U.S. Holdings”) and (ii) 19,222,141 shares were owned by CDP Infrastructures Fund G.P. (“CDPQ”), a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec. AES U.S. Holdings is a wholly-owned subsidiary of The AES Corporation (“AES”).

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
IPALCO Enterprises, Inc. (the “Company,” “IPALCO,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021, to include the information required by Items 10 through 13 of Part III of the 2020 10-K. This information was previously omitted from the 2020 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12 and 13) of Form 10-K to be incorporated by reference into the 2020 10-K and to delete the references to the definitive proxy statement in Part III of the 2020 10-K. The cover page of the 2020 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.

Except as described above, no other changes have been made to the 2020 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2020 10-K. This Amendment does not reflect events occurring after the date of the filing of the 2020 10-K, nor does it amend, modify or otherwise update any other information in the 2020 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with the 2020 10-K and with our filings with the SEC subsequent to the filing of the 2020 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also amends and restates Part IV, Item 15 to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Terms used but not defined herein are as defined in the 2020 10-K.

i

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Set forth below is certain information regarding each of IPALCO’s current directors as of March 1, 2021, including the qualifications of such persons to serve as directors. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. Please see “Corporate Governance-Nomination of Directors” below for a discussion of certain rights with respect to the nomination and election of directors held by certain of IPALCO’s shareholders.
Barry J. Bentley, 55, served as a Director of IPALCO from March 2017 until his retirement from the AES organization on March 19, 2021. Mr. Bentley served as Interim President and Chief Executive Officer of IPALCO from February 2019 to June 2020 and served as Vice President, U.S. Utilities Operations for IPALCO and the US SBU (as defined in “Executive Officers” below) from March 2018 until his retirement on March 19, 2021, where he was responsible for the operation of transmission and distribution facilities across the AES U.S. region. Mr. Bentley also served as Vice President, U.S. Utilities Operations for Indianapolis Power & Light Company, doing business as AES Indiana (“IPL”) and its Ohio sister company, The Dayton Power and Light Company, doing business as AES Ohio (“DP&L”), and DP&L’s parent company, DPL Inc. (“DPL”) and served as Interim President and CEO of DPL from February 2019 to June 2020. In addition, Mr. Bentley served as a director or officer of other AES affiliates, including as a Director of IPL, DP&L, DPL and IPALCO’s parent company, AES U.S. Investments. Mr. Bentley brought extensive experience in energy company operations to the Board. Prior to assuming the roles referenced above, Mr. Bentley served as the Market Business Leader of the US SBU from June 2017 to March 2018 and as the Vice President of Customer Operations of the US SBU until June 2017. Since joining AES in 1988, Mr. Bentley has held several other positions, including IPL Senior Vice President of Customer Operations and was responsible for IPL’s transmission and distribution system, Customer Service, Strategic Accounts, and Supply Chain. He also was a Senior Investment Associate with IPALCO. Prior to joining AES, Mr. Bentley served as Principal with EnerTech Capital Partners, a venture capital firm in Wayne, Pennsylvania focused on early stage venture investments in energy and telecommunications. Mr. Bentley received a B.S. in Electrical Engineering at Purdue University in 1988 and has participated in executive education programs at the University of Michigan and the Darden School of Business. He is a member of the executive committee of the board of directors for the Indianapolis Symphony Orchestra and a member of the Indiana University Purdue University of Indianapolis (IUPUI) Dean’s Industry Advisory Council and serves on the executive committee and was Chairman of the board of directors of the Midwest Energy Association in 2019.

Bernerd Da Santos, 57, has been a Director of IPALCO since January 2021. Mr. Da Santos has served as Executive Vice President and Chief Operating Officer of AES since December 2017. Previously, Mr. Da Santos held several positions at AES, including Chief Operating Officer and Senior Vice President from 2014 to 2017, Chief Financial Officer, Global Finance Operations from 2012 to 2014, Chief Financial Officer of Global Utilities from 2011 to 2012, Chief Financial Officer of Latin America and Africa from 2009 to 2011, Chief Financial Officer of Latin America from 2007 to 2009, Managing Director of Finance for Latin America from 2005 to 2007, and VP and Controller of La Electricidad de Caracas (’EDC’) (Venezuela). Prior to joining AES in 2000, Mr. Da Santos held a number of financial leadership positions at EDC. Mr. Da Santos serves as a director or officer of other AES affiliates, including as a Director of IPL,AES Gener, Companhia Brasiliana de Energia, AES Tietê, Compañia de Alumbrado Electrico de San Salvador, Empresa Electrica de Oriente, Compañia de Alumbrado Electrico de Santa Ana, AES Distributed Energy, and AES Mong Duong Power Company Limited. Mr. Da Santos brings extensive industry operational and finance experience to the Board. Mr. Da Santos holds a bachelor's degree with Cum Laude distinction in Business Administration and Public Administration from Universidad José Maria Vargas, a bachelor's degree with Cum Laude distinction in Business Management and Finance, and an MBA with Cum Laude distinction from Universidad José Maria Vargas.

Paul L. Freedman, 51, has been a Director of IPALCO since February 2015. Mr. Freedman joined AES in 2007 and has served as Executive Vice President, General Counsel and Corporate Secretary since February 2021. Prior to assuming his current position, Mr. Freedman was Senior Vice President and General Counsel of AES from February 2018 and Corporate Secretary from October 2018, Chief of Staff to the Chief Executive Officer from April

2016 to February 2018, Assistant General Counsel from 2014 to 2016, General Counsel North America Generation from 2011 to 2014, Senior Corporate Counsel from 2010 to 2011 and Counsel from 2007 to 2010. Mr. Freedman serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and DP&L. Mr. Freedman brings to the Board his legal and industry experience together with his experience at AES in a wide range of areas, including commercial transactions, financings, corporate strategy, regulatory and environmental matters, and corporate governance. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development, and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center. He also is currently on the board of directors of the Business Council for International Understanding and the Coalition for Integrity.

Susan Harcourt, 38, has been a Director of IPALCO since November 2020. Ms. Harcourt has served as Chief of Staff to the CEO of AES since October 2018. Previously, Ms. Harcourt held several positions with AES, including Director, Mergers and Acquisitions from January 2012 to September 2018 and Project Manager, Business Development from July 2010 to December 2011. Ms. Harcourt is also a member of the Board of Directors of AES U.S. Investments and AES Tiete Energia S.A. Ms. Harcourt brings extensive experience in business development and strategy to the Board. Ms. Harcourt holds a B.A. in Economics and International Studies from Yale University, a Master of Arts in Energy, Resources, and the Environment from The Johns Hopkins University – Paul H. Nitze School of Advance International Studies, and an M.B.A. in Finance from The Wharton School. She is also currently on the board of directors of Youth For Understanding USA.

Lisa Krueger, 57, has been a Director of IPALCO since November 2018 and has served as Executive Chairman of the Board since November 2020. Ms. Krueger has served as President of the US SBU since September 2018, and as Executive Vice President of AES since February 2021. Previously, she was Senior Vice President of AES from September 2018. Ms. Krueger served as President and Chief Executive Officer of IPALCO and DPL, Interim President and Chief Executive Officer of IPL and DP&L, and President of AES U.S. Investments from June 2020 to November 2020. In addition, Ms. Krueger serves as a director or officer of other AES affiliates, including as Executive Chairman of the Boards of IPL, DP&L, DPL, and AES U.S. Investments and as a Director of AES Clean Energy. Ms. Krueger brings extensive commercial, renewables development, and utility experience to the Board. Prior to joining AES, Ms. Krueger served as an energy consultant from July 2017 to August 2018, Chief Commercial Officer of Cogentrix Energy Power Management, LLC, the portfolio management company of Carlyle Power Partners, from January 2017 to June 2017, and President and CEO of Essential Power, LLC, a wholesale power generator and marketer with facilities throughout the Mid-Atlantic and New England, from March 2014 to June 2017. Ms. Krueger also served as Vice President - Sustainable Development of First Solar, one of the world’s largest photovoltaic manufacturers and system integrators, where she led the development and implementation of various domestic and internal strategic plans focused on market and business development and served as the President of First Solar Electric. Prior to First Solar, Ms. Krueger held a variety of executive level positions with Dynegy, Inc., including Vice President - Enterprise Risk Control, Vice President - Northeast Commercial Operations, Vice President - Origination and Retail Operations, and Vice President - Environmental, Health & Safety. She also held a variety of leadership roles at Illinois Power, including positions in transmission planning and system operations, generation planning and system operations, and environmental, health & safety. Ms. Krueger received a B.S. in Chemical Engineering from the Missouri University of Science and Technology and an M.B.A from the Jones Graduate School of Business at Rice University.

Frédéric Lesage, 54, has been a Director of IPALCO since September 2017. Mr. Lesage is also a member of the Board of Directors of AES U.S. Investments. Mr. Lesage brings extensive experience in strategic planning, general management and post-merger integration to the Board. Mr. Lesage joined CDPQ in 2017 and is currently Managing Director, Infrastructure. From 2015 to 2017, Mr. Lesage was the Chief Executive Officer of FL Investments and Advisory Inc., assisting businesses with strategic and organizational matters, and, from 2007 to 2014, he held various positions within TAQA - ABU Dhabi National Energy Co., an international energy and water operator, including Chief Strategy Officer, Regional President and Managing Director, and Group Vice-President, and served on the company’s Executive Committee. Previously, Mr. Lesage served as a management consultant and lawyer. Mr. Lesage holds a Bachelor’s degree in Law from Université De Montréal and an M.B.A. from Richard Ivey School of Business at Western University.

Kristina Lund, 43, has been a Director of IPALCO since November 2020. Ms. Lund has served as the President and CEO of IPALCO and IPL since November 2020. In addition, Ms. Lund has served as the President and CEO of AES U.S. Investments, DPL, and DP&L since November 2020. She previously served as Chief Product Officer, Carbon Free Energy for AES since April 2020. Prior to that, Ms. Lund served as the Chief Financial Officer for the AES Mexico, Central America and the Caribbean Strategic Business Unit (the “MCAC SBU”) from March 2018 to April 2020, where she was responsible for the financial affairs for AES businesses in five countries, and the Chief Financial Officer for the AES Eurasia Strategic Business Unit from April 2017 to March 2018, where she led the management of all financial matters for AES businesses in eight countries across Europe and Asia. She also served as the Vice President of the Corporate Strategy and Investment group of AES from April 2016 to March 2017 and the Chief of Staff to the AES Chief Executive Officer from August 2014 to March 2016. Since joining AES in 2006, Ms. Lund has held several other positions in AES’ finance, corporate development and investor relations groups. Ms. Lund also serves as director or officer of other AES affiliates, including as a Director of AES U.S. Investments, IPL, DPL and DP&L. Ms. Lund brings to the Board extensive experience in leadership, strategic planning and execution, communications and financial management. Ms. Lund holds a Bachelor’s degree in Economics from Wellesley College and an M.B.A from Harvard Business School.

Fady Mansour, 48, has been a Director of IPALCO since April 2020. Mr. Mansour is also a member of the Board of Directors of AES U.S. Investments. Mr. Mansour brings extensive experience in strategic planning, project development and integration, and deep financial expertise to the Board. Mr. Mansour joined CDPQ in 2020 and is currently a Senior Director in the infrastructure group. Prior to joining CDPQ, Mr. Mansour spent over 20 years in several senior management functions at Canadian National Railway Company (CN). CN is the largest freight railway in Canada, one of the largest in North America and the only railway that reaches all three North American costs (Pacific, Atlantic, and Gulf of Mexico). Mr. Mansour held senior management roles in the Corporate Strategy and Innovation group, Business Development group, and key financial roles in the Financial Planning and Financial Reporting groups. Mr. Mansour holds a Graduate Diploma in Accounting from Concordia University and is a CPA.

Marc Michael, 47, has been a Director of IPALCO since April 2019. Mr. Michael has managed a broad range of disputes for AES since 2005. In his current role as Chief Counsel, Global Dispute Resolution, of AES, Mr. Michael oversees material dispute resolution proceedings involving AES and its affiliates, including federal and state litigation, cross-border disputes, domestic and international commercial arbitration, and investment treaty arbitration. Mr. Michael also serves as a Director of AES U.S. Investments. Mr. Michael brings to the Board his legal and industry experience, including extensive experience in international law. Prior to joining AES, Mr. Michael worked as a litigation associate at the law firm Winston & Strawn LLP from September 1998 to February 2005. Mr. Michael received a B.A. from The Catholic University of America and a J.D. from The Catholic University of America, Columbus School of Law.

Gustavo Pimenta, 42, has been a Director of IPALCO since February 2018. Mr. Pimenta has served as Executive Vice President and Chief Financial Officer of AES since January 2019. Prior to assuming his current position, Mr. Pimenta served as the Chief Financial Officer for IPALCO and the US SBU and Vice President and Chief Financial Officer of IPL from March 2018 to November 2018 and Senior Vice President, Deputy Chief Financial Officer of AES from February 2018 to December 2018. Mr. Pimenta also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments, AES Gener and AES Clean Energy. Mr. Pimenta brings extensive experience in finance and accounting to the Board. Mr. Pimenta also served as the Chief Financial Officer for the MCAC SBU from December 2014 to February 2018. From 2009-2014, Mr. Pimenta held several senior management positions at AES in Brazil, including as Chief Financial Officer with responsibility for the listed companies AES Tiete Energia S.A. and AES Eletropaulo S.A. Prior to joining AES in 2009, Mr. Pimenta held various positions at Citigroup, including Vice President of Strategy and M&A in London and New York City. Prior to Citigroup, Mr. Pimenta served as Senior Auditor at KPMG. Over the years, Mr. Pimenta has successfully led several multi-billion dollar equity and debt capital markets transactions in the US and across Latin America. He holds a Bachelor’s degree in Economics from Universidade Federal de Minas Gerais and a Master’s degree in Economics and Finance from Fundação Getulio Vargas. He also participated in development programs in Finance, Strategy and Risk Management at New York University, University of Virginia’s Darden School of Business and Georgetown University. Mr. Pimenta is also a member of the board of J.M. Huber Corporation.

Kenneth J. Zagzebski, 61, has been a Director of IPALCO and IPL since March 2009 and served as Chairman of the Board of IPALCO and IPL from March 2018 to November 2020. Mr. Zagzebski also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments, DPL and DP&L. Mr. Zagzebski served as President and Chief Executive Officer of IPALCO from April 2011 to March 2018, Interim President and Chief Executive Officer of IPL from July 2015 to June 2016, and as President and Chief Executive Officer of IPL from April 2011 until June 2013 and Chief Executive Officer of IPL from April 2011 to March 2014. Mr. Zagzebski joined IPL as Senior Vice President of Customer Operations in September 2007 and was responsible for the Power Delivery, Customer Services and Enterprise Information Systems business groups. Mr. Zagzebski also led the successful project development activities at AES’ Southland Energy business from June 2018 to November 2020 and served as a Director of AES Clean Energy from July 2017 through August 2018, AES SUL, LLC from April 2012 through January 2013 and AES Eletropaulo S.A. from December 2011 through February 2013. Mr. Zagzebski has more than 30 years of industry experience in diverse executive management, business development and financial roles, including Vice President and Chief Operating Officer for Field Operations at Xcel Energy. His background also includes experience in international energy as Executive Director of NRG Energy Asia-Pacific region, from 1997 to September 1999 where he was responsible for the company’s Asia-Pacific investments. Mr. Zagzebski’s broad industry experience and extensive knowledge and understanding of IPL and IPALCO allow him to provide invaluable insight to the Board. Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr. Zagzebski currently Chairs the Marian University Educators College Board of Visitors and serves on the Executive Committee of the Greater Indianapolis Progress Committee. He is also a member of the board of directors for the YMCA of Greater Indianapolis and the board of directors of the Central Indiana Corporate Partnership.

EXECUTIVE OFFICERS
Set forth below is certain information regarding each of our current executive officers as of March 1, 2021. IPALCO was acquired by AES in March 2001 and is currently a majority-owned subsidiary of AES U.S. Investments. IPL, which also does business as AES Indiana, is our primary operating subsidiary. AES manages its business through a strategic business unit (“SBU”) platform. AES businesses in the United States, including IPALCO and IPL, their Ohio sister companies, DPL and DP&L, and other generation companies (the “US SBU”) are part of the US and Utilities SBU; however, the US SBU is not a legal entity. AES U.S. Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the US SBU, including among other companies, IPALCO and IPL. As a result of this structure, IPALCO and IPL do not directly employ all of the executives responsible for the management of our business.

Once elected, officers hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. There are no family relationships among our Directors and Executive Officers.

Name	Age	Position
Kristina Lund	43	President and Chief Executive Officer, IPALCO and IPL

Barry J. Bentley	55	Vice President, U.S. Utilities Operations (until March 19, 2021)

Gustavo Garavaglia	35	Vice President and Chief Financial Officer

Jeremy Buchanan	36	Head of Human Resources

Judi L. Sobecki	49	Vice President and General Counsel

Ms. Lund and Mr. Bentley also serve on the Board of IPALCO, and their biographies are presented under “-Directors” above. On March 9, 2021, Mr. Bentley announced his retirement from the US SBU, including his position as Vice President, U.S. Utilities and as a member of the Board of IPALCO, effective March 19, 2021.

Jeremy Buchanan, 36, has served as the head of Human Resources for the US SBU since April 2020, which includes IPALCO and IPL, after joining AES in June 2015 as the Director of Human Resources for the US SBU. Prior to joining AES, Mr. Buchanan worked in Labor Relations for Norfolk Southern Corporation from September

2011 to June 2015, serving as Assistant Director from June 2014 to June 2015, and as Human Resources Manager for Georgia-Pacific LLC from March 2009 to September 2011. Mr. Buchanan received a B.S. in Marketing and a B.S. in Human Resources Management from Wright State University and a Masters of Professional Studies in Human Resources and Employment Relations from Penn State University.

Gustavo Garavaglia, 35, is Vice President and Chief Financial Officer of IPALCO and the US SBU and has served as Vice President and Chief Financial Officer of IPL since November 2018. Mr. Garavaglia also serves as Vice President and Chief Financial Officer of DP&L and DPL and serves as a director or officer of other AES affiliates, including as Vice President and Chief Financial Officer of AES U.S. Investments and as a Director of IPL. Previously, Mr. Garavaglia served as the Director of Financial Planning and Analysis and Development and Transactions for the MCAC SBU from April 2017 to November 2018. Mr. Garavaglia has held several other positions at AES, including as Senior Manager of Development and Transactions for AES MCAC from March 2015 to March 2017, Investment Analysis and Risk Manager for AES Brazil from November 2013 to February 2015, M&A Associate for AES from May 2013 to November 2013, and Strategic Planning Specialist for AES Brazil from June 2012 to April 2013. Mr. Garavaglia received a Bachelor’s degree in Electrical Engineering from University of Campinas (Unicamp) and a Master’s degree in Business from FGV Brazil, and is a CFA Charterholder.

Judi L. Sobecki, 49, serves as Vice President and General Counsel of IPALCO, IPL and the US SBU, overseeing all legal and regulatory matters for AES’ two U.S. electric utilities (IPL and DP&L) and other generation assets located in the U.S. Ms. Sobecki also serves as Vice President and General Counsel of DPL and DP&L, leads the regulatory affairs teams at IPL and DP&L and serves as an officer of other AES affiliates, including as Vice President and General Counsel of AES U.S. Investments. Previously, Ms. Sobecki served as Assistant General Counsel, Regulatory for the US SBU from July 2013 to February 2015. In that role, she supported all of AES’ U.S. businesses in connection with state public utility commission regulatory matters. Ms. Sobecki joined DP&L in 2007 as Senior Counsel, leading the legal regulatory efforts for DP&L. Prior to joining DP&L, Ms. Sobecki spent over 10 years in a private law practice as a civil trial lawyer, with many of those years representing DP&L in a variety of matters. Ms. Sobecki received a B.S. from Kent State University and a J.D. from Case Western Reserve University.

CORPORATE GOVERNANCE

Code of Ethics

The AES Code of Conduct (“Code of Conduct”), adopted by the AES Board of Directors, governs, as a requirement of employment, the actions of AES employees, including employees of its subsidiaries and affiliates, including the CEO, CFO and Controller of IPL and IPALCO. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries (including IPL and IPALCO) related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies on corruption, bribery, money laundering and associations with terrorist groups. The Code of Conduct is located in its entirety on the AES website (https://www.aes.com/ethics-compliance ). Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204. If any amendments (other than technical, administrative or other non-substantive amendments) to, or waivers from, the Code of Conduct are made, in each case relating to the CEO, CFO and Controller of IPL and IPALCO, AES will disclose such amendments or waivers on its website (www.aes.com). Except for such Code of Conduct, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the 2020 10-K.

Corporate Governance
The Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing similar functions. The functions of those committees are undertaken by the Board. The Board may designate from among its members an executive committee and one or more other committees in the future.

IPALCO’s securities are not quoted on a securities exchange. IPALCO is not required by law, rule, or regulation to have a majority or any portion of the Board be independent. IPALCO is also not required by law, rule, or regulation to establish or maintain an Audit Committee or other Board committee, or to disclose whether any Board member qualifies as an “audit committee financial expert” under applicable SEC rules.

Nomination of Directors
As of March 1, 2021, IPALCO had not effected any material changes to the procedures by which shareholders may recommend nominees to the Board. IPALCO’s Third Amended and Restated Articles of Incorporation and Amended and Restated By-Laws do not provide formal procedures for shareholders to recommend nominees to the Board. Except as described below, the Board has determined that it is in the best position to evaluate IPALCO’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.

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

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The purpose of this compensation discussion and analysis (this “CD&A”) is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2020. The compensation paid to our NEOs in 2020 is set forth in the Summary Compensation Table (2020, 2019, and 2018) (the “Summary Compensation Table”) below. Our NEOs for 2020 are*:

•Kristina Lund, President and Chief Executive Officer

•Lisa Krueger, President and Chief Executive Officer (from June 2020 to November 2020)

•Barry J. Bentley, Interim President and Chief Executive Officer (from January 2020 to June 2020) and Vice President, U.S. Utilities Operations (until March 19, 2021)

•Gustavo Garavaglia, Vice President and Chief Financial Officer

•Mark E. Miller, Chief Operating Officer (until November 2020)

•Judi L. Sobecki, Vice President and General Counsel

•Jeremy Buchanan, Head of Human Resources

*IPALCO had five individuals serving as its executive officers at the end of December 31, 2020 (Ms. Lund, Mr. Bentley, Mr. Garavaglia, Ms. Sobecki, and Mr. Buchanan).
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

AES manages its business through a strategic business unit platform. AES’ businesses in the United States, including IPALCO and IPL, are part of the US SBU; however, the US SBU is not a legal entity. AES also has an indirectly wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU, including, among other companies, IPALCO and IPL. As a result of this structure, IPALCO and IPL do not directly employ all of the executives responsible for the management of our business. In 2020, our NEOs were all executive officers of one or more of IPALCO, IPL and the Service Company.

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

Ms. Krueger Compensation Processes

Prior to and during her service as President and Chief Executive Officer of IPALCO, Ms. Krueger also served as Senior Vice President of AES during 2020. Accordingly, all of her 2020 compensation was determined in accordance with AES’ compensation practices and policies for AES executive officers, as described in AES’ Proxy Statement for the 2020 Annual Meeting of Stockholders filed with the SEC on March 3, 2021. For purposes of this CD&A, unless otherwise indicated, we are describing executive compensation processes and procedures applicable to the NEOs whose compensation was determined for the US SBU for fiscal 2020.

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
Consistent with this philosophy and our goal of aligning our executives’ compensation with Company performance, the key features of our executive compensation program include the following:
•Our compensation program allocates a significant portion of each applicable NEO’s total compensation to short- and long-term performance goals. As such, payouts are dependent upon the strategic, financial, and operational performance of AES and the US SBU, which includes IPALCO and IPL, and the performance of the AES stock price;
•Our compensation program is continually reviewed to ensure that it meets our objectives and executive compensation philosophy and remains competitive; and

•We generally do not provide perquisites to our NEOs, with the exception of relocation related expenses for international assignments under certain circumstances.

In order to meet these objectives, our total compensation structure includes a mix of short-term compensation, in the form of base salaries and annual cash bonuses, and long-term compensation, in the form of AES equity-based and cash-based performance awards. As part of their total compensation packages, Ms. Sobecki participates in the retirement program of DP&L, The Dayton Power and Light Company Retirement Income Plan (the “DP&L Retirement Income Plan”), and Mr. Bentley participates in the retirement program of IPL, the Employees’ Retirement Plan of Indianapolis Power & Light Co. (the “IPL Retirement Plan”), as more fully described herein.

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

The pay grades comprising our compensation framework are established by the AES human resources team and include specific base salary ranges and short-term bonus and long-term compensation targets for each pay grade. The AES human resources team uses survey data from Willis Towers Watson and other sources with regard to looking at the overall pay structure at a high level. The structure is compared annually to market data from various sources, including Willis Towers Watson’s survey data, to assess the external competitiveness of the base salary ranges and incentive targets for the pay grades. During our performance review cycle, the Executive Compensation Review Team measures the specific amount and resulting incentive compensation for each of our NEOs based on (i) the operational and financial performance of the US SBU and AES and (ii) the NEO’s target opportunity for his or her applicable pay grade.

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

The use and weight of cash versus non-cash, fixed versus variable, and short- versus long-term components of executive compensation is generally dictated by the applicable pay grade for each NEO, as described above. As we are not subject to the federal proxy rules, we are not required to hold a shareholder advisory vote on our executive compensation, or a “Say-on-Pay” vote, or the related “Say-on-Frequency” vote.

Elements of Compensation
The fundamental elements of our compensation program are:
◦base salary;
◦performance-based, short-term annual cash bonuses under the PI Plan;
◦cash-based incentive awards granted under the LTC Plan;
◦equity incentive awards granted under the LTC Plan in AES equity, for which there is a public market; and
◦other broad-based benefits, such as retirement and health and welfare benefits.

The pay grades comprising our compensation framework provide allocations of cash versus equity compensation and short- and long-term compensation. The Executive Compensation Review Team sets each individual element of total compensation within the parameters of the pay grade applicable to each particular NEO, as set forth below.

2020 Compensation Determinations

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

2020 Performance Incentive Plan Payouts
In addition to base salaries, in 2020 we provided performance-based, annual cash bonuses under the PI Plan. Each pay grade has a corresponding PI Plan target opportunity, which is assessed annually. Each NEO's opportunity corresponds to the opportunity applicable to his or her pay grade. These awards are paid based on the achievement of AES and US SBU measures in three performance categories: Safety, Financial, and Strategic objectives (as described in the tables below), which were established in early 2020. The PI Plan is structured in a manner that provides our NEOs with a direct incentive to achieve such objectives, with (i) 25% based on the achievement of the AES goals and 75% based on the achievement of the US SBU goals for Mr. Bentley, Mr. Garavaglia, and Ms. Sobecki, (ii) 50% based on the achievement of the AES goals and 50% based on the achievement of the US SBU goals for Ms. Krueger, (iii) 100% based on the achievement of AES goals for Ms. Lund, which was determined at the time Ms. Lund was working within AES but outside of the US SBU, and (iv) 100% based on the achievement of US SBU goals for Mr. Buchanan.

In 2020, payments under the PI Plan were determined based on the AES and US SBU 2020 performance measures as described in the tables below (the AES performance measures were approved by the AES Compensation Committee of its Board of Directors) (the “AES Compensation Committee”). Performance measures for the US SBU were based upon the Executive Compensation Review Team’s and US SBU leadership’s business goals for the US SBU, including IPALCO and IPL, for 2020. The Executive Compensation Review Team approved performance measures and objectives across all three categories that it considered to be challenging, but achievable, with US SBU leadership and CDPQ providing input with regard to objectives applicable to IPALCO and IPL. Targets for the 2020 financial measures for AES and the US SBU were based on the 2020 financial budget as well as strategic objectives. Individual awards are paid out at 0-200% of the target applicable to each pay grade depending on scores achieved relative to the performance measures.

AES 2020 Actual Results: The AES Compensation Committee determined to pay the 2020 AES corporate performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES performance score for 2020 was determined to be 109%, as follows:

Strategic Goal & Weight		Measure	2020 Target	2020 Actuals	Payout Factor
Safety	5%	Serious Safety Incidents	No Incidents	1 incident	0%
	5%	Non-Injury SIP Rate	0.95	1.733	118%
		Safety Meeting	95.0%	98.9%
		Safety Walks	29,399	39,331
Financials	60%	Adjusted EPS - 30%[2]	$1.44	1.44	100%
		Parent Free Cash Flow - 20%[2]	$750M	$777M	136%
		Investment Grade - 10%	Achieve Investment Grade from S&P	Achieved	100%
Green Growth	30%	Growth - 5% Decarbonization Fluence MW Additions - 5%	3,000 MW 3,000 $750 Order Intake	3017 MW 4,433 $879	101% 148% 117%
Customer Centricity		New Solutions - 5%	Expansion of Key Customer Relationships & One New Solution w/ $10GB of Total Addressable Market	Expansion of Relationships Achieved 2 New Solutions; TAM of $14B	100% 140%
New Business Models		Strategic Capital Initiatives - 5%	$1B through Clean Energy or 3rd Party Fluence EV of $750M	$908 of 3rd Party Financing Fluence EV of $1.025B	91% 137%
Leading Technology		Digital & Synergies - 5%	$50M in run rate savings	$64M	128%
AES Corporate Performance Score - 109%1

1The AES Corporate Performance score is rounded to the nearest whole number.

2Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: a 50% score corresponds to actual results at 90% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal.

US SBU 2020 Performance: The Executive Compensation Review Team determined to pay the 2020 US SBU performance score based on actual results of the pre-established performance measures for the US SBU as shown below. As a result, the US SBU performance score for 2020 was determined to be 104%, as follows:

Strategic Goal & Weight		Measure	2020 Target	2020 Actuals	Payout Factor
Safety	5%	Serious Safety Incidents	No Incidents	No incidents	100%
	5%	Non-Injury SIP Rate	1.200	1.649
		Safety Meeting	95.0%	98.5%	114%
		Safety Walks	4,589.00	7,910
Financials[2]	45%	Adjusted Pre-Tax Contribution - 22.5%	$294.3M	$274.0M	91%
		Subsidiary Distributions -22.5%	$329.0M	$336.1M	105%
Green Growth	20%	US SBU 2020 Decarbonization DPL Strategy Execution IPL Strategy Execution	Reduced Total US SBU Coal MWHrs Execute on Strategy Execute on Strategy	39.6% 114% 100%	97% 114% 100%
Customer Centricity	5%	Non-Utility Generation Management (CA)	Select US SBU California Plants, w/ $361.0M hedged value	$391.0M	108%
New Business Models	5%	Expansion of Key Customer Relationships	10 TWhr	10.5 TWhr	120%
Leading Technology	5%	Digital Initiatives	$26.6M of annual savings	$34.0M	128%
Operations and Construction	10%	Operational KPIs - 5%[3] Construction KPIs - 5%	100% On Time/on Budget	100.5% 107.9%	100% 108%

US SBU Overall Performance Score - 104%1

1The US SBU Performance score is rounded to the nearest whole number.

2Assuming the threshold financial requirement for each measure is met, the score ranges from 0% to 200%: 50% score corresponds to actual results at 85% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal

3KPIs and weights for generation businesses are as follows: Commercial Availability 36.2%, Equivalent Forced Outage Factor 30.7%, Equivalent Availability Factor 19.2%, and Heat Rate 13.9%. KPIs and weights for distribution businesses are as follows: System Average Interruption Duration Index 50.0%, System Average Interruption Frequency Index 30.0%, Customer Satisfaction Index 10.0%, and Days Sales Outstanding 10.0%.

As described above, Mr. Bentley, Mr. Garavaglia, and Ms. Sobecki receive bonus amounts based on a bonus payout factor formula that considered both AES corporate performance (25%) and US SBU performance as a whole (75%), the latter of which includes IPALCO and IPL. Ms. Krueger’s payout factor formula equally weighed AES corporate performance (50%) and US SBU performance (50%), Ms. Lund’s payout factor weighed AES corporate performance (100%), and Mr. Buchanan’s payout factor weighed US SBU performance (100%). The Executive Compensation Review Team approved the annual incentive payout as a percent of the target for each of the NEOs below based on the AES Corporate Performance Score and US SBU Performance Score (and, in the case of Ms. Krueger, as an executive officer of AES as well, her bonus payout was approved by the AES Compensation Committee).

The following table sets forth the amounts of the annual incentive cash awards under the PI Plan earned by our NEOs in 2020, which were paid in early 2021.

			Actual 2020 Annual Incentive Cash Award
NEO	2020 Target Annual Incentive ($)	2020 Target Annual Incentive (% of base salary)	Dollar Value ($)	% of Target Annual Incentive
Kristina Lund	$216,000	60%	$235,440	109%
Lisa Krueger	$400,000	80%	$428,000	107%
Barry J. Bentley	$150,591	50%	$150,215	100%
Gustavo Garavaglia	$125,213	45%	$131,786	105%
Mark E. Miller	$150,000	50%	$157,875	105%
Judi L. Sobecki	$139,725	50%	$147,061	105%
Jeremy Buchanan	$56,965	35%	$59,244	104%

2020 Discretionary Bonuses

.In connection with the performance of the US SBU and the individual contributions of the NEOs in 2020, the Executive Compensation Review Team determined it was appropriate to grant certain of the NEOs discretionary bonus amounts as set forth in the table below. These discretionary bonuses were paid to the NEOs in the first quarter of 2021.

NEO	2020 Special Bonus Amount ($)
Kristina Lund	$23,544
Gustavo Garavaglia	$19,408
Mark E. Miller	$15,375
Judi L. Sobecki	$21,657
Jeremy Buchanan	$5,925

Long Term Compensation Elements
AES grants a mix of cash- and equity-based awards under the LTC Plan. These awards help the Company to attract and retain key individuals who are critical to the success of our business and align the interests of our NEOs with those of AES’ stockholders over the long term. Grants to our NEOs under the LTC Plan, whether in cash or stock, vest over a three-year period or based on a three-year performance period and are determined based on a percentage of the individual’s base salary. In 2020, our NEOs other than Ms. Krueger received awards as follows: 50% in the form of cash-settled Performance Units (“PUs”) and 50% in the form of AES stock-settled Restricted Stock Units (“RSUs”). Ms. Krueger received awards as follows: 40% in the form of cash-settled Performance Cash Units (“PCUs”), 40% in the form of AES stock-settled Performance Stock Units (“PSUs”), and 20% in the form of AES stock-settled RSUs.

Performance Units (PUs) (all NEOs except Ms. Krueger)
PUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PUs granted in 2020 are eligible to vest subject to AES’ three-year cumulative Parent Free Cash Flow performance. Parent Free Cash Flow is a strategically important metric to AES as it reflects the ability of AES’ businesses to generate cash for AES investors that can be either reinvested in the business or paid to investors through dividends, and additionally is a key metric for ratings agencies. A description of how Parent Free Cash Flow is calculated from AES’ audited financial statements is described in “Non-GAAP Measures” below.

The Parent Free Cash Flow target is set for the three-year performance period and is subject to pre-defined, objective adjustments during the three-year performance period based on changes to AES’ portfolio, such as an asset divestiture or sale of a portion of equity in a subsidiary.

The value of each PU is equal to $1.00, and the number of PUs that vest depends upon the level of Parent Free Cash Flow achieved over the three-year measurement period. If a threshold level of Parent Free Cash Flow is achieved, a percentage of the units vest and are settled in cash in the calendar year that immediately follows the end of the performance period.

The following table illustrates the vesting percentage at each Parent Free Cash Flow level for targets set for the 2020-2022 performance period:

Performance Level	Vesting Percentage
Below 90% of Performance Target	0%
Equal to 90% of Performance Target	50%
Equal to 100% of Performance Target	100%
Equal to or Greater than 110% of Performance Target	200%

Between the Parent Free Cash Flow levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PUs is also generally subject to the continued employment of the NEO. The AES Compensation Committee approved a Parent Free Cash Flow target for the 2020 PUs that is believed by the AES Compensation Committee to be challenging, but achievable.

Performance Stock Units Based on Parent Free Cash Flow (PSUs) (Ms. Krueger only)

PSUs represent the right to receive a single share of AES Common Stock subject to performance- and service-based vesting conditions. PSUs granted in 2020 are eligible to vest subject to AES’ three-year cumulative Parent Free Cash Flow. See “Performance Units (PUs) (All NEOs except Ms. Krueger)” above for a description of Parent Free Cash Flow.

The final value of the PSU award depends upon the level of Parent Free Cash Flow achieved over the three-year measurement period as well as AES’ share price performance over the period since the award is stock-settled. If a threshold level of Parent Free Cash Flow is achieved, units vest and are settled in the calendar year that immediately follows the end of the performance period.

The PSUs vest based upon the same performance level vesting schedule as the PUs. See “Performance Units (PUs) (All NEOs except Ms. Krueger)” above for a table illustrating the vesting percentage at each Parent Free Cash Flow level for targets set for the 2020-2022 performance period, which were the same for the PUs and the PSUs.

Performance Cash Units Based on AES Total Stockholder Return (PCUs) (Ms. Krueger only)

PCUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PCUs granted in 2020 are eligible to vest subject to AES’ Total Stockholder Return from January 1, 2020 through December 31, 2022 relative to companies in three different indices. The indices and their weightings are as follows:

• S&P 500 Utilities Index - 50%
• S&P 500 Index - 25%
• MSCI Latin America Emerging Markets Index - 25%

AES uses Total Stockholder Return as a performance measure to align its NEOs’ compensation with its Stockholders’ interests since the ability to earn the award is linked directly to stock price and dividend performance over a period of time.

Total Stockholder Return is defined as the appreciation in stock price and dividends paid over the performance period as a percentage of the beginning stock price. To determine share price appreciation, AES uses a 90-day average stock price for AES relative to the S&P 500 Utilities Index companies, the S&P 500 Index companies, and the MSCI Latin America Emerging Markets Index companies at the beginning and end of the three-year performance period. This avoids short-term volatility impacting the calculation.

The value of each PCU is equal to $1.00, and the number of PCUs that vest depend upon AES’ percentile rank against the companies in each of the indices. If AES’ Total Stockholder Return is above the threshold percentile rank established for the performance period, a percentage of the units vest and are settled in cash in the calendar year that immediately follows the end of the performance period. The following table illustrates the vesting percentage at each percentile rank for the 2020-2022 performance period:

AES 3-Year Total Stockholder Return Percentile Rank	Vesting Percentage
Below 30th percentile	0%
Equal to 30th percentile	50%
Equal to 50th percentile	100%
Equal to 70th percentile	150%
Equal to or Greater Than 90th percentile	200%

Between the percentile ranks listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn these PCUs is also generally subject to the continued employment of the AES NEO

Restricted Stock Units (RSUs) (All NEOs)

RSUs represent the right to receive a single share of AES Common Stock subject to service-based vesting conditions. AES grants RSUs to assist in retaining executives and also to increase their ownership of AES Common Stock, which further aligns executives’ interests with those of AES stockholders. RSUs vest based on continued service with AES and its subsidiaries in three equal installments, beginning on the first anniversary of the grant date. Each NEO other than Ms. Krueger received 50% of his or her 2020 long-term compensation in the form of RSUs. Ms. Krueger received 20% of her 2020 long-term compensation in the form of RSUs. Further details on 2020 RSU grants can be found in the Grants of Plan-Based Awards (2020) Table in this Amendment.

2020 Long Term Compensation Grants
As in previous years, the allocation of long-term compensation components granted in 2020 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of AES, as our parent company, and rewarding individual performance.

The following table sets forth the aggregate target grant value for grants under the LTC Plan made to our NEOs in 2020.

	February 2020 Long-Term Compensation Aggregate Target Grant Value
Name	As % of Base Salary	Dollar Amount
Kristina Lund	65%	$174,462
Lisa Krueger	150%	$625,500
Barry J. Bentley	50%	$146,206
Gustavo Garavaglia	50%	$132,500
Mark E. Miller	50%	$136,060
Judi L. Sobecki	50%	$135,000
Jeremy Buchanan	35%	$53,362

As discussed under “Our Compensation Process” above, the long-term compensation target grant values are generally guided by each NEOs applicable AES pay grade (and in the case of the RSUs are rounded down to the nearest whole share at the time of grant). Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table and the Grants of Plan-Based Awards (2020) Table in this Amendment.

Prior Year PUs Vesting in 2020

All of the NEOs with the exception of Ms. Krueger, Mr. Garavaglia and Mr. Buchanan received a grant of PUs in February 2018 for the January 1, 2018 through December 31, 2020 performance period (the “2018-2020 PUs”). For the 2018-2020 PUs, performance was based on AES’ Proportional Free Cash Flow performance during the 2018-2020 period.

The 2018-2020 PUs paid out at 100.6% of target based on AES’ actual Proportional Free Cash Flow results of $4,3274M, which was 100.1% of the target Proportional Free Cash Flow. As previously disclosed the performance scale for these awards was 100% vesting for performance equal to 100% of target, 50% for performance equal to 87.5%, and 200% for performance equal to or greater than 125%. The performance payout level is derived using straight-line interpolation: for every one percentage point performance is above the target goal, the payout is increased by approximately four percentage points. The total payout for this award for the NEOs, is shown in the following table:

NEO	Target Number of Performance Units	% of Target Value Based on Proportional Free Cash Flow	Final Vested Value
Kristina Lund	78,000	100.6%	$78,468
Barry J. Bentley	71,250	100.6%	$71,678
Mark E. Miller	66,306	100.6%	$66,704
Judi L. Sobecki	60,000	100.6%	$60,360

Further details regarding the 2018-2020 PU payouts can be found in the Summary Compensation Table in this Amendment.

Other Relevant Compensation Elements and Policies
Perquisites
We generally do not provide any perquisites to our NEOs, with the exception of relocation related expenses for international assignments under certain circumstances.

Retirement and Other Broad-Based Employee Benefits
Our NEOs, as well as our other employees, are eligible for the following benefits: participation in a defined contribution (401(k)) plan, group health insurance (including medical, dental, and vision), long- and short-term disability insurance, basic life insurance and paid time off. Ms. Sobecki participates in the DP&L Retirement Income Plan and Mr. Bentley participates in the IPL Retirement Plan. Our NEOs are eligible to participate in the AES Restoration Supplemental Retirement Plan (the “RSRP”), a nonqualified deferred compensation plan, which is intended to restore benefits that are limited under our broad-based retirement plans due to statutory limits imposed by the United States Internal Revenue Code (the “Code”). The RSRP’s objectives are consistent with our philosophy to provide competitive levels of retirement benefits and retain talented executives. The RSRP does not contain any enhanced or special benefit formulas for our NEOs. Contributions to the RSRP made in 2020 are included in the All Other Compensation column of the Summary Compensation Table in this Amendment. Additional information regarding the RSRP is contained in the “Narrative Disclosure Relating to the Non-Qualified Deferred Compensation Table” in this Amendment.

Severance and Change in Control Arrangements
AES maintains certain severance and change in control arrangements, including The AES Corporation Amended and Restated Severance Plan (the “Severance Plan”) and The AES Corporation Amended and Restated Executive Severance Plan (the “Executive Severance Plan,” and together with the Severance Plan, the “Severance Plans”) and change in control provisions in the long-term compensation award agreements. Upon a change in control of AES, the unvested portion of all outstanding awards will vest only upon a double-trigger (at target performance levels for performance awards). The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control. In addition, all NEOs are entitled to payments and benefits under the Severance Plans, in the event of qualifying terminations of employment, both related and unrelated to a change in control, as provided in the Benefits Schedule included therein. Finally, upon a termination of service or in the event of a change in control, participants’ account balances in the RSRP (described in the Nonqualified Deferred Compensation (2020) Table below) would be paid out, either as a lump-sum payment or according to the participant’s election. Please see “Potential Payments Upon Termination or Change in Control (2020)” below for a more detailed summary of these payments and benefits.

Clawback Policy
AES has adopted a “clawback policy” which provides the AES Compensation Committee with the discretion to seek the reimbursement of any annual incentive payment or long-term compensation award, as defined under the policy, from certain executives of AES and its affiliates, including our NEOs, when:

•The initial payment was calculated based upon achieving certain financial results that were subsequently the subject of a material restatement of AES’ financial statements;
•The AES Compensation Committee, in its discretion, determines that the executive engaged in fraud or willful misconduct that caused, or substantially caused, the need for the restatement; and
•A lower payment would have been made to the executive based upon the restated financial results.

In each such instance, the AES Compensation Committee has the discretion to determine whether it will seek recovery from the individual executive and has discretion to determine the amount.

Employment Agreements and Other Arrangements
Our NEOs do not have any employment agreements or other arrangements, except as disclosed herein or in “Potential Payments Upon Termination or Change in Control (2020).”

Prohibition Against Hedging and Pledging

The AES Securities Trading Policy prohibits AES’ and its subsidiaries’ employees (including officers) and directors from engaging in hedging transactions with respect to AES’ equity securities including, without limitation, the purchase of financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions, that hedge or speculate, or are designed to hedge or speculate, on any change in the market value of AES’ equity securities. AES additionally prohibits AES’ and its subsidiaries’ employees (including officers) and directors from pledging AES securities in any circumstance, including by purchasing AES securities on margin or by holding AES securities in a margin account.

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

Adjusted Earnings Per Share (Adjusted EPS).

Reconciliation of Adjusted EPS
Year Ended Dec. 31, 2020
Diluted earnings per share from continuing operations	$0.06
Unrealized derivative and equity security losses	$0.01
Unrealized foreign currency losses (gains)	$(0.01)
Disposition/ acquisition losses (gains)	$0.17
Impairment expense	$1.39
Loss on extinguishment of debt	$0.33
Net gains from early contract terminations	$(0.27)
U.S. Tax Law Reform Impact	$0.02
Less: Net income tax expense (benefit)	$(0.26)
Adjusted EPS	$1.44

Parent Free Cash Flow.

Reconciliation of Parent Free Cash Flow[1]
$ in Millions	Year Ended Dec. 31, 2020
Net Cash Provided by Operating Activities at the Parent Company[2]	$434
Subsidiary Distributions to QHCs Excluded from Schedule 1[3]	$198
Subsidiary Distributions Classified in Investing Activities[4]	$238
Parent-Funded SBU Overheard and Other Expenses Classified in Investing or Financing Activities[5]	$(85)
Other	$(8)
Parent Free Cash Flow[1]	$777

1 Parent Free Cash Flow (a non-GAAP financial measure) should not be construed as an alternative to Consolidated Net Cash Provided by Operating Activities, which is determined in accordance with U.S. GAAP. Parent Free Cash Flow is the primary, recurring source of cash that is available for use by AES (the “Parent Company”). Parent Free Cash Flow is equal to Subsidiary Distributions less cash used for interest costs, development, general and administrative activities, and tax payments by the Parent Company. Management uses Parent Free Cash Flow to determine the cash available to pay dividends, repay recourse debt, make equity investments, fund share buybacks, pay Parent Company hedging costs and make foreign exchange settlements. We believe that Parent Free Cash Flow is useful to investors because it better reflects the Parent Company’s cash available to make growth investments, pay shareholder dividends, and make principal payments on recourse debt. Factors in this determination include availability of subsidiary distributions to the Parent Company and AES’ investment plan.

2 Refer to Part IV—Item 15—Schedule 1 - Condensed Financial Information of Registrant of AES’ Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021 (“Schedule 1”).

3 Subsidiary distributions received by Qualified Holding Companies (“QHCs”) excluded from Schedule 1. Subsidiary Distributions should not be construed as an alternative to Consolidated Net Cash Provided by Operating Activities, which is determined in accordance with U.S. GAAP. Subsidiary Distributions are important to the Parent Company because the Parent Company is a holding company that does not derive any significant direct revenues from its own activities but instead relies on its subsidiaries’ business activities and the resultant distributions to fund the debt service, investment and other cash needs of the holding company. The reconciliation of the difference between the Subsidiary Distributions and Consolidated Net Cash Provided by Operating Activities consists of cash generated from operating activities that is retained at the subsidiaries for a variety of reasons which are both discretionary and non-discretionary in nature. These factors include, but are not limited to, retention of cash to fund capital expenditures at the subsidiary, cash retention associated with non-recourse debt covenant restrictions and related debt service requirements at the subsidiaries, retention of cash related to sufficiency of local GAAP statutory retained earnings at the subsidiaries, retention of cash for working capital needs at the subsidiaries, and other similar timing differences between when the cash is generated at the subsidiaries and when it reaches the Parent Company and related holding companies.

4 Subsidiary distributions that originated from the results of operations of an underlying investee but were classified as investing activities when received by the relevant holding company included in Schedule 1.

5 Net cash payments for parent-funded SBU overhead, business development, taxes, transaction costs, and capitalized interest that are classified as investing activities or excluded from Schedule 1.

Proportional Free Cash Flow. Proportional Free Cash Flow is defined as Net Cash from Operating Activities less Maintenance and Environmental Capital Expenditures, adjusted for AES ownership percentage.

Adjusted Pre-Tax Contribution (“Adjusted PTC”). Adjusted PTC is pre-tax income from continuing operations attributable to AES excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation; and (g) net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.

Subsidiary Distributions. Subsidiary Distributions for an SBU are the sum of the following amounts (a) dividends paid to the borrower by its subsidiaries during such period; (b) consulting and management fees paid to the borrower for such period; (c) tax sharing payments made to the borrower during such period; (d) interest and other distributions paid to the borrower during such period with respect to cash and other temporary cash investments of the borrower (other than with respect to amounts on deposit in the Revolving L/C Cash Collateral Account); (e) cash payments made to the borrower in respect of foreign exchange hedge agreements or other foreign exchange activities entered into by the borrower on behalf of any of its subsidiaries; and (f) other cash payments made to the borrower by its subsidiaries other than (i) returns of invested capital; (ii) payments of the principal of debt of any such subsidiary to the borrower and (iii) payments in an amount equal to the aggregate amount released from debt service reserve accounts upon the issuance of letters of credit for the account of the borrower and the benefit of the beneficiaries of such accounts.

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

REPORT OF THE BOARD OF DIRECTORS
The Board has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended that it be included in this Amendment and in our Annual Report on Form 10-K for the year ended December 31, 2020.
The Board of Directors of IPALCO Enterprises, Inc.

Bernerd Da Santos	Kristina Lund
Paul L. Freedman	Fady Mansour
Susan Harcourt	Marc Michael
Lisa Krueger	Gustavo Pimenta
Frédéric Lesage	Kenneth J. Zagzebski

SUMMARY COMPENSATION TABLE (2020, 2019 and 2018) (1)

Name and Principal Position (a)	Year (b)	Salary ($) (c)(2)	Bonus ($) (d)	Stock Awards ($) (e)(3)	Non-Equity Incentive Plan Compensation ($) (g)(4)	Change In Pension Value ($) (h)(5)	All Other Compensation ($) (i)(6)	Total ($) (j)
Kristina Lund Pres. and CEO	2020	$323,588	$23,544	$87,233	$313,908	$—	$147,342	$895,615

Lisa Krueger Former Pres. and CEO	2020	$445,809	$—	$646,047	$428,000	$—	$46,336	$1,566,192

Barry J. Bentley Former Interim Pres. and CEO; VP, U.S. Utilities	2020	$301,182	$—	$73,102	$221,893	$212,455	$11,400	$820,032
	2019	$292,410	$11,112	$71,242	$237,082	$322,280	$11,200	$945,326
	2018	$285,001	$—	$71,248	$261,434	$—	$11,000	$628,683

Gustavo Garavaglia VP and CFO	2020	$291,288	$19,408	$66,255	$131,786	$—	$31,951	$540,688
	2019	$263,713	$15,741	$82,812	$138,834	$—	$22,932	$524,032
	2018	$178,100	$—	$—	$99,302	$—	$17,810	$295,212

Mark E. Miller Former COO	2020	$294,098	$15,375	$68,039	$224,579	$—	$42,223	$644,314
	2019	$272,120	$25,579	$66,298	$230,161	$—	$37,497	$631,655
	2018	$265,225	$—	$66,307	$265,223	$—	$37,677	$634,432

Judi L. Sobecki VP and General Counsel	2020	$290,198	$21,657	$67,500	$207,421	$223,933	$9,975	$820,684
	2019	$270,001	$25,380	$74,993	$213,728	$162,682	$9,800	$756,584
	2018	$240,000	$—	$60,003	$239,102	$10,929	$9,625	$559,659

Jeremy Buchanan Head of HR	2020	$169,020	$5,925	$26,685	$59,244	$—	$23,434	$284,308

(1)    The compensation disclosed in this table represents the full amount of compensation paid to each NEO and is not limited to the portion of each NEOs compensation allocated to and paid by IPALCO.
(2)    The base salary earned by each NEO during fiscal years 2020, 2019 or 2018, as applicable. Compensation information for an NEO is given for the earliest of the last three completed years that the officer was a NEO of the Company and all subsequent completed years.
(3)    Aggregate grant date fair value of PSUs and PCUs granted to Ms. Krueger in the year, and RSUs granted to all NEO in the year, which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation” (“FASB ASC Topic 718”), disregarding any estimate of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnotes to financial statements (footnote 19), or Management’s Discussion & Analysis, as appropriate, contained in AES’ Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021 (the “AES 2020 10-K”), which also includes information for 2019 and 2018. The 2020 amounts for Ms. Krueger reflect the value of the PSUs and PCUs at target. Assuming the maximum market and financial performance conditions are achieved, and in the case of PSUs the share price at grant, the maximum value of PSUs and PCUs granted to Ms. Krueger in fiscal year 2020, and payable upon completion of the 2020-2022 performance period is $500,407 and $500,400, respectively.
(4)    The value of all non-equity incentive plan awards earned during the 2020 fiscal year and paid in 2021, which includes awards earned under the PI Plan (our annual incentive plan) and awards earned for the three-year performance period ended December 31, 2020 for our cash-based 2018-2020 PUs granted under the LTC Plan. The following chart shows the breakdown of awards under these two plans for each NEO.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non- Equity Incentive Plan Compensation
Kristina Lund	2020	$235,440	$78,468	$313,908

Lisa Krueger	2020	$428,000	$—	$428,000

Barry J. Bentley	2020	$150,215	$71,678	$221,893

Gustavo Garavaglia	2020	$131,786	$—	$131,786

Mark E. Miller	2020	$157,875	$66,704	$224,579

Judi L. Sobecki	2020	$147,061	$60,360	$207,421

Jeremy Buchanan	2020	$59,244	$—	$59,244

(5)    Ms. Sobecki participates in the DP&L Retirement Income Plan and Mr. Bentley participate in the IPL Retirement Plan. The pension plan change in value for Ms. Sobecki and Mr. Bentley is provided for the years indicated. Details of these pension plans (and related assumptions) are set forth in the Pension Benefits Table (2020). Ms. Lund, Ms. Krueger, Mr. Garavaglia, Mr. Miller and Mr. Buchanan do not participate in an employer sponsored pension plan.
(6)    All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans. The following chart shows the breakdown of contributions under these plans for each NEO. For 2020, in the case of Ms. Lund and Mr. Garavaglia, All Other Compensation also includes assignment related benefits.

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other	Total Other Compensation
Kristina Lund (a)	2020	$25,650	$11,941	$109,751	$147,342

Lisa Krueger	2020	$25,650	$20,686	$—	$46,336

Barry J. Bentley	2020	$11,400	$—	$—	$11,400

Gustavo Garavaglia (a)	2020	$25,650	$—	$6,301	$31,951

Mark E. Miller	2020	$25,650	$16,573	$—	$42,223

Judi L. Sobecki	2020	$9,975	$—	$—	$9,975

Jeremy Buchanan	2020	$23,434	$—	$—	$23,434

(a) The Company provides various forms of compensation related to expatriate assignments that differ according to location and term of assignment, including: host housing allowances, cost of living differentials, assignment tax equalization, home leave and travel, relocation expense, and tax return and visa preparation. Among amounts included above for Ms. Lund and Mr. Garavaglia, Ms. Lund received $89,394 in housing allowance and relocation and assignment benefits and $20,357 in host location tax payments, and Mr. Garavaglia received $6,301 in host location tax payments.

GRANTS OF PLAN-BASED AWARDS (2020)
The following table provides information about the plan based cash and equity awards granted to our NEOs in 2020.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units(#)(4) (i)	Grant Date Fair Value of Stock and Option Awards ($)(5) (j)
Name (a)	Grant Date (b)	Units	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)		Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Kristina Lund	—		$—	$216,000	$432,000	(1)
	—		$43,616	$87,231	$174,462	(2)
	21-Feb-20									4,204	$87,233
Lisa Krueger	—		$—	400,000	800,000	(1)
	21-Feb-20						$—	$12,058	$24,116		$250,204
	21-Feb-20						$125,100	$250,200	$500,400		$270,741
	21-Feb-20									6,029	$125,102
Barry J. Bentley	—		$—	150,591	301,182	(1)
	—		$36,552	73,103	146,206	(2)
	21-Feb-20									3,523	$73,102
Gustavo Garavaglia	—		$—	125,213	250,425	(1)
	—		$33,125	66,250	132,500	(2)
	21-Feb-20									3,193	$66,255
Mark E. Miller	—		$—	$150,000	$300,000	(1)
	—		$34,015	$68,030	$136,060	(2)
	21-Feb-20									3,279	$68,039
Judi L. Sobecki	—		$—	$139,725	$279,450	(1)
	—		$33,750	$67,500	$135,000	(2)
	21-Feb-20									3,253	$67,500
Jeremy Buchanan	—		$—	$59,244	$118,488	(1)
	—		$13,341	$26,681	$53,362	(2)
	21-Feb-20									1,286	$26,685

(1)    Each NEO received an opportunity to earn a performance-based, annual cash bonus under the PI Plan (our annual cash incentive plan) in 2020. The first row of data for each NEO shows the threshold, target and maximum award values under the PI Plan. For the PI Plan, the threshold award is 0% of the target award, and the maximum award is 200% of the target award. The extent to which awards are payable depends upon AES’ performance against goals established in the first quarter of the fiscal year. This award was paid in the first quarter of 2021 to all NEOs and the actual payout amounts are shown in footnote 4 to the Summary Compensation Table.
(2)    Each NEO other than Ms. Krueger received a grant of PUs on February 21, 2020, which were awarded under the LTC Plan and are paid in cash. These units vest based on (i) the performance condition of Proportional Free Cash Flow for the three-year period ending December 31, 2022 (as more fully described in the CD&A) and (ii) a service-based condition. The second row of data for each NEO, other than Ms. Krueger, shows the threshold, target and maximum award value of the PUs. At threshold performance, the vesting percentage is 50%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target levels and between the target and maximum levels.
(3)    Ms. Krueger received a grant of PSUs on February 21, 2020 awarded under the LTC Plan. These units vest based on (i) the performance condition of Parent Free Cash Flow for the three-year period ending December 31, 2022 (as more fully described in the CD&A) and (ii) a service-based condition. The second row of data for Ms. Krueger shows the total number of AES shares at threshold, target and maximum. At threshold performance, the vesting percentage is 0%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target and between the target and maximum. Ms. Krueger also received a grant of PCUs on February 21, 2020 awarded under the LTC Plan. The PCUs vest based on (i) AES’ Total Stockholder Return as compared to the Total Stockholder Return of the S&P 500 Utility Index, the S&P 500 Index, and the MSCI Latin America Emerging Markets Index companies for the three-year period ending December 31, 2022 (as more fully described in the CD&A) and (ii) a service-based condition. The third row of data for Ms. Krueger shows the number of units at threshold, target, and maximum, where $1.00 is the per unit value. At threshold against each of the three indices, the vesting percentage is 50%. At maximum performance, the vesting percentage is 200%. Straight line interpolation is applied for performance between the threshold and target and between the target and maximum.
(4)    Each NEO received a grant of RSUs on February 21, 2020 awarded under the LTC Plan. These units vest on a service-based condition in three equal installments in which one-third of the RSUs vest on each of the first three anniversaries of the grant date.
(5)    Aggregate grant date fair values of PSUs, PCUs and RSUs granted in the year which are computed in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures related to service-based vesting conditions and, in the case of the performance stock units and performance cash units, assuming a target level of performance. A discussion of the relevant assumptions made in the valuation may be found in AES’ financial statements, footnotes to the financial statements (footnote 19), or Management’s Discussion & Analysis, as appropriate, contained in the AES 2020 10-K. Assuming the maximum market and financial performance conditions are achieved, and in the case of PSUs the share price at grant, the maximum value of PSUs and PCUs granted in fiscal year 2020, and payable upon completion of the 2020-2022 performance period, is shown in footnote 3 to the Summary Compensation Table for Ms. Krueger.
Descriptions of the compensation elements included in the Summary Compensation Table and Grants of Plan-Based Awards (2020) Table, including the PI Plan and LTC Plan and awards made thereunder, are set forth in the CD&A.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2020)
The following table contains information concerning unvested stock awards with respect to AES stock granted to the NEOs that were outstanding on December 31, 2020. The market value of stock awards is based on the closing price per share of AES Common Stock on December 31, 2020 of $23.50, the last business day of the 2020 fiscal year. The NEOs do not hold any equity in IPALCO.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kristina Lund	—	—			9,650	$226,775	—		$—
Lisa Krueger	—	—			10,559	$248,137	37,704	(2)	886,044
							976,800	(3)	976,800
Bary J. Bentley	—	—			8,497	$199,680	—		—
Gustavo Garavaglia	—	—			6,343	$149,061	—		—
Mark E. Miller	—	—			7,908	$185,838	—		—
Judi L. Sobecki	—	—			8,012	$188,282	—		—
Jeremy Buchanan	—	—			2,072	$48,692	—		—

(1)Included in this column are grants of RSUs that vest in three equal installments on the first three anniversaries of the grant date. These awards include:

An RSU grant made to all NEOs other than Ms. Krueger, Mr. Garavaglia, and Mr. Buchanan on February 23, 2018 that vests in one final installment on February 23, 2021.

An RSU grant made to all NEOs on February 22, 2019 that vests in two remaining installments on February 22, 2021, and February 22, 2022.

An RSU grant made to all NEOs on February 21, 2020 that vests in three installments on February 21, 2021, February 21, 2022, and February 21, 2023.

(2) Included in this item are:

Performance stock units granted to Ms. Krueger on February 22, 2019 which vest based on the financial performance condition of AES’ three-year cumulative Proportional Free Cash Flow, and three-year service conditions (but only when and to the extent financial performance conditions are met).

Performance stock units granted to Ms. Krueger on February 21, 2020, which vest based on the financial performance condition of AES’ three-year cumulative Parent Free Cash Flow, and three-year service conditions (but only when and to the extent financial performance conditions are met).

Based on AES’ performance through the end of fiscal year 2020 relative to the performance criteria, our current period to-date results for the 2019-2021 ongoing performance period is between threshold and target, and thus the target number of performance stock units granted in 2019 is included above. Our current period to-date results for the 2020-2022 ongoing performance period is between target and maximum, and thus the maximum number of performance stock units granted in 2020 is included above.

(3) Included in this item are:

Performance cash units granted to Ms. Krueger on February 22, 2019, which vest based on market performance conditions (AES three-year cumulative Total Stockholder Return relative to S&P 500 Utility Index, S&P 500 Index, and MSCI Emerging Markets Index) and three-year service conditions (but only when and to the extent the market performance conditions are met).

Performance cash units granted to Ms. Krueger on February 21, 2020, which vest based on market performance conditions (AES three-year cumulative Total Stockholder Return relative to S&P 500 Utility Index, S&P 500 Index, and MSCI Latin America Emerging Markets Index and three-year service conditions (but only when and to the extent the market performance conditions are met).

Based on AES’ performance through the end of fiscal year 2020 relative to the performance criteria, our current period to-date results for the 2019-2021 and 2020-2022 performance periods are between target and maximum and thus the maximum number of performance cash units granted in 2019 and 2020 are included above.

OPTION EXERCISES AND STOCK VESTED (2020)
The following table contains information concerning the vesting of RSU awards held by the NEOs during 2020.

	Option Awards		Stock Awards (1)
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Kristina Lund	—	—	5,960	$122,671
Lisa Krueger	—	—	2,264	$46,978
Barry J. Bentley	—	—	5,663	$116,485
Gustavo Garavaglia	—	—	1,780	$36,832
Mark E. Miller	—	—	5,526	$113,585
Judi L. Sobecki	—	—	5,082	$104,577
Jeremy Buchanan	—	—	770	$15,789

(1)Vesting of stock awards in 2020 consisted of three separate grants, as set forth in the following tables:

Number of Shares Acquired on Vesting (#)

Name	2/24/2017 RSUs (i)	2/23/2018 RSUs (ii)	2/22/2019 RSUs (iii)	Total (#)
Kristina Lund	1,998	2,479	1,483	5,960
Lisa Krueger	—	—	2,264	2,264
Barry J. Bentley	2,045	2,264	1,354	5,663
Gustavo Garavaglia	206	—	1,574	1,780
Mark E. Miller	2,159	2,107	1,260	5,526
Judi L. Sobecki	1,749	1,907	1,426	5,082
Jeremy Buchanan	378	—	392	770
Value Realized on Vesting ($)

Name	2/24/2017 RSUs (i)	2/23/2018 RSUs (iii)	2/22/2019 RSUs (iv)	Total
Kristina Lund	40,460	51,439	30,772	122,671
Lisa Krueger	—	—	46,978	46,978
Barry J. Bentley	41,411	46,978	28,096	116,485
Gustavo Garavaglia	4,172	—	32,661	36,833
Mark E. Miller	43,720	43,720	26,145	113,585
Judi L. Sobecki	35,417	39,570	29,590	104,577
Jeremy Buchanan	7,655	—	8,134	15,789

(i) The February 24, 2017 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the third installment occurred on February 24, 2020 at a vesting price of $20.25.

(ii) The February 23, 2018 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the second installment occurred on February 23, 2020 at a vesting price of $20.75.

(iii) The February 22, 2019 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on February 22, 2020 at a vesting price of $20.75.

PENSION BENEFITS (2020)

The following table provides information with respect to the DP&L Retirement Income Plan and the IPL Retirement Plan, which are the only defined benefit pension plans in which any of the NEOs participate. During 2020, no payments or benefits were paid to any of the NEOs under the DP&L Retirement Income Plan or the IPL Retirement Plan.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(2)	Present Value of Accumulated Benefit ($) (d)(3)(4)
Kristina Lund (1)	—	—	$—
Lisa Krueger (1)	—	—	$—
Barry J. Bentley	IPL Employer's Retirement Plan	32.67	$2,058,159
Gustavo Garavaglia (1)	—	—	$—
Mark E. Miller (1)	—	—	$—
Judi L. Sobecki	DP&L Retirement Income Plan	12	$650,123
Jeremy Buchanan	—	—	$—

(1)Ms. Lund, Ms. Krueger, Mr. Garavaglia, Mr. Miller and Mr. Buchanan do not participate in an employer-sponsored pension plan.
(2)Assumes 1,000 hours earned in plan years 2000-2020.

(3)Based on the census data as reported by AES for valuation purposes and the following assumptions:

Measurement Date	12/31/2020	12/31/2019	12/31/2018	12/31/2017
Discount Rate - DPL	2.44%	3.33%	4.35%	3.66%
Discount Rate - IPL	2.46%	3.33%	4.36%	3.67%
Post-retirement Mortality	Pri-2012 projected generationally with MSS-2020	Pri-2012 projected generationally with MSS-2019	MRP 2006 projected generationally with MSS-2018	MRP 2006 projected generationally with MSS-2017
Pre-retirement Mortality	None	None	None	None
Withdrawal	None	None	None	None
Retirement Age - DPL	62	62	62	62
Retirement Age - IPL	55 (unreduced)	55 (unreduced)	55 (unreduced)	55 (unreduced)
Form of Payment	Single Life Annuity	Single Life Annuity	Single Life Annuity	Single Life Annuity

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Hire
Ms. Sobecki	9/2/1971	8/1/2007
Mr. Bentley	4/26/1965	5/9/1998

Compensation:
Year	Ms. Sobecki	Mr. Bentley	IRS Maximum Compensation

2020	$285,000	$285,000	$285,000
2019	$270,000	$280,000	$280,000
2018	$240,000	$275,000	$275,000
2017	$224,281	$251,261	$270,000
2016	$208,663	$251,261	$265,000
2015	$195,466	$243,942	$265,000

(4)    Accumulated Benefit calculations for Ms. Sobecki include the $187.50 monthly supplemental benefit payable from age 62 to age 65.
(5) For Mr. Bentley, while the accrued benefits increased from December 31, 2017 to December 31, 2018, the pension values decreased over the same period due to the increase in discount rate (69 basis points for both plans).

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

The IPL Retirement Plan

The IPL Retirement Plan is a qualified defined benefit plan that provides retirement benefits to employees of IPL and its affiliates who are participating employers who meet the participation requirements, including Mr. Bentley. IPL is a subsidiary of IPALCO and NEOs may receive benefits under IPL plans if they were previously employed by IPL. The IPL Retirement Plan covers both union (clerical and physical) and nonunion (non-bargaining) employees. Plan provisions differ by union and nonunion. Mr. Bentley is in the non-bargaining category. As of December 31, 2020, Mr. Bentley was not eligible for early retirement benefits under the IPL Retirement Plan.

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

This benefit formula for non-bargaining employees was frozen as of March 31, 2015 and updated to use the following “A + B” structure for benefits accrued after March 31, 2015, where:

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

NONQUALIFIED DEFERRED COMPENSATION (2020)

The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)(2)	Employer Contributions in Last Fiscal Year ($) (c)(3)	Aggregate Earnings in Last Fiscal Year ($) (d)(4)	Aggregate Withdrawals/Distributions ($) (e)(5)	Aggregate Balance at Last FYE ($) (f)(6)
Kristina Lund - RSRP	$120	$11,941	$4,369	$14,566	$60,238
Lisa Krueger - RSRP	$88,350	$20,686	$32,591	$—	$162,973
Barry J. Bentley - RSRP	$—	$—	$—	$—	$—
Gustavo Garavaglia - RSRP	$2,700	$—	$377	$—	$3,077
Mark E. Miller - RSRP	$27	$16,573	$3,923	$—	$47,811
Judi L. Sobecki - RSRP	$—	$—	$—	$—	$—
Jeremy Buchanan - RSRP	$—	$—	$—	$—	$—

(1)Because Mr. Bentley and Ms. Sobecki do not participate in the AES 401(k) plan (but rather the IPL and DPL 401(k) plans), they are not eligible to receive an employer match on RSRP contributions.
(2)Amounts in this column represent elective contributions to the RSRP in 2020.
(3)Amounts in this column represent employer contributions to the RSRP in 2020. The amount reported in this column, as well as the employer’s additional contributions to the AES, IPL or DPL 401(k) plans, are included in the amounts reported in the 2020 row of the “All Other Compensation” column of the Summary Compensation Table.
(4)Amounts in this column represent investment earnings under the RSRP.
(5)Amounts in this column represent distributions from the RSRP.
(6)Amounts in this column represent the balance of amounts in the RSRP at the end of 2020 and are included in the Summary Compensation Table as described in footnote 3 herein. In the 2018 and 2019 rows of the Summary Compensation Table, the amounts $12,927 and $12,297 were previously reported for Mr. Miller.

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

    POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2020)

The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment, both related and unrelated to a change in control, or a change in control of AES. The following amounts assume that a termination or change in control of AES occurred on December 31, 2020, and, where applicable, uses the closing price per share of AES Common Stock of $23.50 (as reported on the NYSE on December 31, 2020). None of the applicable NEOs would be entitled to compensation upon a change in control of IPALCO.

For each applicable NEO, the payments and benefits detailed in the table below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated vested benefits for each NEO, including those set forth in the Pension Benefits (2020).

	Termination
Name	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Kristina Lund
Cash Severance (1)	$—	$360,000	$360,000	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$392,006	$392,006	$392,006	$—
Benefits Continuation (3)	$—	$18,265	$18,265	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$403,265	$795,271	$392,006	$392,006	$—
Lisa Krueger
Cash Severance (1)	$—	$900,000	$1,800,000	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$1,339,218	$1,339,218	$1,339,218	$—
Benefits Continuation (3)	$—	$12,870	$19,305	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$937,870	$3,183,523	$1,339,218	$1,339,218	$—
Barry J. Bentley
Cash Severance (1)	$—	$301,182	$301,182	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$344,033	$344,033	$344,033	$—
Benefits Continuation (3)	$—	$17,504	$17,504	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$318,686	$662,719	$344,033	$344,033	$—
Gustavo Garavaglia
Cash Severance (1)	$—	$187,284	$187,284	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$298,124	$298,124	$298,124	$—
Benefits Continuation (3)	$—	$16,337	$16,337	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$203,621	$501,745	$298,124	$298,124	$—
Mark E. Miller
Cash Severance (1)	$—	$300,000	$300,000	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$320,174	$320,174	$320,174	$—
Benefits Continuation (3)	$—	$17,324	$17,342	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$—	$—	$—	$—
Total	$—	$342,324	$637,516	$320,174	$320,174	$—
Judi L. Sobecki
Cash Severance (1)	$—	$209,588	$209,588	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$330,782	$330,782	$330,782	$—
Benefits Continuation (3)	$—	$6,898	$6,898	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$216,486	$547,268	$330,782	$330,782	$—
Jeremy Buchanan
Cash Severance (1)	$—	$71,990	$71,990	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$96,028	$96,028	$96,028	$—
Benefits Continuation (3)	$—	$17,342	$17,342	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$89,332	$185,360	$96,028	$96,028	$—

(1)In addition to the amounts reflected in the above table, a pro rata bonus, to the extent earned, would be payable to Ms. Krueger and Ms. Lund upon a termination without cause or a qualifying termination following a change in control. Pro rata bonus amounts are not included in the above table because, as of December 31, 2020, the service and performance conditions under AES’ 2020 annual incentive plan would have been satisfied, so such amounts would be paid irrespective of whether a termination or change in control occurs.
(2)Accelerated vesting of Long-Term Compensation (“LTC”) includes:
•For Ms. Krueger, the value of outstanding PSUs granted in February 2019 and 2020 at the target payout level;
•For Ms. Krueger, the value of outstanding PCUs granted in February 2019 and 2020 at the target payout level;
•The value of outstanding RSUs granted in February 2018, 2019 and 2020; and
•The value of unvested PUs granted in February 2019 and 2020, at the target payout level.

The following table provides further detail on accelerated vesting of LTC awards by award type.

Name	Lund	Krueger	Bentley	Garavaglia	Miller	Sobecki	Buchanan
Long-Term Award Type:
Performance Stock Units	$—	$602,681	$—	$—	$—	$—	$—
Performance Cash Units	$—	$488,400	$—	$—	$—	$—	$—
Restricted Stock Units	$226,775	$248,137	$199,680	$149,061	$185,838	$188,282	$48,692
Performance Units	$165,231	$—	$144,353	$149,063	$134,336	$142,500	$47,336
Total Accelerated LTC Vesting	$392,006	$1,339,218	$344,033	$298,124	$320,174	$330,782	$96,028

(3)    Upon a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2020, based on the coverage in place at the end of December 2020. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.
(4)    Upon a termination without cause or a qualifying termination following a change in control, Ms. Krueger and Ms. Lund are eligible for outplacement benefits. The estimated value of this benefit is $25,000.

Additional Information Relating to Potential Payments upon Termination of Employment or Change in Control

The following narrative outlining our compensatory arrangements with our NEOs is in addition to other summaries of their terms found in the CD&A of this Amendment.

Potential Payments upon Termination under the AES Corporation Severance Plan and the AES Corporation Executive Severance Plan

The Severance Plans provide for certain payments and benefits to participants upon the Involuntary Termination or Termination for Good Reason of their employment under certain circumstances, including the execution of a release by the participant pursuant to the terms of the Severance Plan. All of our NEOs were entitled to the benefits provided by the Severance Plans in 2020 and are entitled to the applicable severance payments and benefits set forth on the benefits schedules included therein.

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

Upon the termination of employment under the above circumstances, Ms. Krueger would be entitled to receive the following:

◦Salary continuation payments through the termination date equal to her annual base salary, which would be paid over time in accordance company payroll practices and the terms of the Severance Plans;
◦An additional payment equal to a pro rata portion of her annual cash bonus, to the extent earned, based upon the time she was employed during the year in which her employment terminates, provided that applicable performance conditions are met;
◦A cash severance payment equal to the sum of her annual base salary and her annual cash bonus, which would be paid over time during the non-competition period in accordance with company payroll practices and the terms of the Executive Severance Plan;
◦In the event that she elects COBRA coverage under the health plan in which she participates, continuation of employer paid premiums for such coverage (for up to 12 months) in an amount equal to that paid for active employees under the same health plan. She would also receive continuation of dental and vision benefit programs, with Ms. Krueger paying the same portion of the premiums as were previously paid as an employee;
◦She will be provided with outplacement services provided by an independent agency, provided that the benefit is incurred by and may not extend beyond December 31 of the second calendar year following the calendar year in which the termination occurred; and
◦In the event that termination of her employment occurs due to the circumstances described above and within two years after a “change in control,” the cash severance payment described above will be paid in a lump sum as soon as practicable following the sixty-fifth day following her termination date, the amount of her salary continuation payment will be doubled, and the length of the healthcare benefit continuation period will be increased to 18 months.

In the event of a qualifying termination under the Severance Plan, Mr. Bentley and Mr. Miller each would be entitled to 12 months prorated annual compensation and continuation of health, dental and vision benefits during this 12-month period, Ms. Sobecki would be entitled to 10-months prorated annual compensation and continuation of health, dental and vision benefits during this 10-month period, Mr. Garavaglia would be entitled to 9-months prorated annual compensation and continuation of health, dental and vision benefits during this 9-month period, and Mr. Buchanan would be entitled to 6-months prorated annual compensation and continuation of health, dental and vision benefits during this 6-month period.

The obligation to provide these payments and benefits to the NEOs under the Severance Plans would be conditioned upon the execution and delivery of a written release of claims against the Company and AES. At our discretion, the release may also contain such noncompetition, nonsolicitation and nondisclosure provisions as we may consider necessary or appropriate.

Payment of Long-Term Compensation Awards in the Event of Termination or Change in Control as Determined by the Provisions Set Forth in the 2003 Long Term Compensation Plan (for all NEOs)

The vesting of PSUs, PCUs, RSUs and PUs and the ability of our NEOs to exercise or receive payments under those awards changes in the case of (1) termination of a NEO’s employment or (2) as a result of a change in control. The vesting conditions are defined by the provisions set forth in the 2003 LTC Plan as outlined below:

Performance Stock Units, Performance Cash Units, Restricted Stock Units and Performance Units. Ms. Krueger holds outstanding PSUs and PCUs. All of our NEOs hold outstanding RSUs. All of our NEOs with the exception of Ms. Krueger hold outstanding PUs. If an NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of a PSU, PCU, or an RSU, the PSUs (at target), the PCUs (at target) and/or RSUs will immediately vest and be delivered. If a NEO separates from service prior to the end of a performance period due to death or disability, all PUs will vest on such termination date and a cash amount equal to $1 for each PU generally will be paid to the NEO on such date or as soon as practicable thereafter.

With PSUs, PCUs, RSUs and PUs, voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding units. Involuntary termination allows prorated time-vesting in increments of one-third or two-thirds vesting in the case of PSUs, PCUs and PUs. Under a qualified retirement, which requires approval of the AES Compensation Committee, the NEO must either reach i) 60 years of age and 7 years of service with the Company or an affiliate or ii) at least 57 years of age and at least 10 years of service with the Company or an affiliate, and, if the AES Compensation Committee so approves, such awards will be paid on the original schedule and, in the case of performance awards, subject to performance against the applicable goals of the awards. In the case of Mr. Miller, he has reached both the age and years of service criteria to be eligible for qualified retirement. If he had retired on December 31, 2020, and if the AES Compensation Committee approved a qualified retirement, the aggregate value of his PUs (assuming target performance) and RSUs would have been $320,174.

If a change in control occurs prior to the end of the three year performance period , outstanding PSUs and PCUs (at target), and RSUs and PUs will only become fully vested should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control (other than for a qualifying retirement).

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

The following definition is provided in the 2003 Long Term Compensation Plan of the terms used in this description:

“Change-in-Control” means the occurrence of one or more of the following events: (i) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of AES to any Person or Group (as that term is used in Section 13(d) (3) of the Exchange Act) of Persons, (ii) a Person or Group (as so defined) of Persons (other than AES Management on the date of the adoption of the 2003 Long Term Compensation Plan or their affiliates) shall have become the beneficial owner of more than 35% of the outstanding voting stock of AES, or (iii) during any one-year period, individuals who at the beginning of such period constitute the Board of AES (together with any new Director whose election or nomination was approved by a majority of the Directors then in office who were either Directors at the beginning of such period or who were previously so approved, but excluding under all circumstances any such new Director whose initial assumption of office occurs as a result of an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of any individual, corporation, partnership or other entity or group) cease to constitute a majority of the Board. Notwithstanding the foregoing or any provision of the 2003 Long Term Compensation Plan to the contrary, if an award is subject to Section 409A (and not excepted therefrom) and a change-in-control is a distribution event for purposes of an award, the foregoing definition of change-in-control shall be interpreted, administered and construed in manner necessary to ensure that the occurrence of any such event shall result in a change-in-control only if such event qualifies as a change in the ownership or effective control of a corporation, or a change in the ownership of a substantial portion of the assets of a corporation, as applicable, within the meaning of Treas. Reg. § 1.409A-3(i)(5).

Director Compensation

None of our current directors receives any compensation for his or her services on the Board. The compensation for our NEOs who also serve as directors is fully reflected in the Summary Compensation Table and other tables set forth in this Amendment. No director who served on our Board for any part of 2020 that is or was also an employee of IPL, AES, or any of its affiliates, received any additional payment for their services on the Board. Information regarding the compensation received by current and former directors in their capacities as employees of our affiliates is set forth in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment. We did not have any non-employee directors who received compensation for their services on the Board in 2020.

Compensation Committee Interlocks and Insider Participation

The Board of IPALCO does not have a compensation committee. Please see the CD&A in this Amendment for a discussion of the process undertaken in setting executive compensation, including the persons who, during the last completed fiscal year, participated in the NEO compensation process. The Executive Compensation Review Team (consisting of the AES COO and the AES CHRO) is responsible for reviewing and administering compensation for our NEOs other than Ms. Krueger whose compensation is determined by the AES Compensation Committee. Accordingly, none of our executive officers who are also members of our Board, participate in the deliberations and/or approvals regarding their own compensation.

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

Consistent with SEC rules, the Company reviewed its employee population as of December 1, 2020 to prepare the analysis. As of December 1, 2020, the date selected by the Company for purposes of choosing the median employee, the employee population consisted of approximately 1,199 individuals. The median employee was selected using data for the following elements of compensation: salary, equity grants, and non-equity incentive compensation, over a trailing 12-month period.

For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee’s annual total compensation are calculated consistent with the disclosure requirements of executive compensation under Item 402(c)(2)(x) of Regulation S-K.

For fiscal 2020, the median employee’s annual total compensation was $214,894, and the total annual compensation of our President and CEO (Ms. Lund) was $895,615. Based on this information, the ratio of the total annual compensation of our CEO to the total annual compensation of our median employee for fiscal 2020 is 4.17:1.

The Company has not made any of the adjustments permissible by the SEC, nor have any material assumptions or estimates been made to identify the median employee or to determine total annual compensation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following two tables set forth information regarding the beneficial ownership of IPALCO’s Common Stock and AES’ Common Stock as of March 1, 2021 by (a) each current Director of IPALCO and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers of IPALCO as a group and (c) all persons who are known by IPALCO to be the beneficial owner of more than five percent (5%) of the Common Stock of IPALCO. Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of IPALCO and AES Common Stock.

Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc. One Monument Circle, Indianapolis, Indiana 46204.
(a)    Common Stock of IPALCO(1)

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of IPALCO Common Stock Outstanding
AES U.S. Investments, Inc.	89,685,177	82.35%
CDP Infrastructures Fund, G.P.
1000, Place Jean-Paul-Riopelle
Montréal (Québec) H2Z 2B3	19,222,141	17.65%
All Directors and Executive Officers as a Group (15 people)	0	0%

(b)    Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (2)(3)	Percent of Class (2)(3)
Barry J. Bentley	Director and NEO	3,784	*
Jeremy Buchanan	NEO	4,606	*
Bernerd Da Santos	Director	348,997	*
Paul L. Freedman	Director	45,208	*
Gustavo Garavaglia	NEO	5,475	*
Susan Harcourt	Director	4,761	*
Lisa Krueger	Director	21,324	*
Frédéric Lesage	Director	—	*
Kristina Lund	Director and NEO	17649	*
Fady Mansour	Director	—	*
Marc Michael	Director	9,190	*
Mark E. Miller	NEO	6,963	*
Gustavo Pimenta	Director	74,509	*
Judi L. Sobecki	NEO	14,014	*
Kenneth J. Zagzebski	Director	24,183	*
All Directors and Executive Officers as a Group (15 people)		580,663	*

*Shares held represent less than 1% of the total number of outstanding shares of AES Common Stock.
(1)    Pursuant to the terms of the Shareholders' Agreement, AES U.S. Investments and CDPQ have agreed that, during the term of the Shareholders' Agreement, each of AES U.S. Investments and CDPQ shall vote, or act by written consent with respect to, all shares of IPALCO beneficially owned by them for the election to the Board of the individuals nominated by AES U.S. Investments and CDPQ. For additional information regarding the Shareholder's Agreement, including the number of directors that may be nominated by AES and CDPQ, please refer to "Shareholders' Agreement" under "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Amendment.

(2)    The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of March 1, 2021, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)    Includes (a) the following shares issuable upon exercise of options outstanding as of March 1, 2021 that are able to be exercised within 60 days of March 1, 2021: Mr. Bentley - 0 shares; Mr. Buchanan – 0 shares; Mr. Da Santos – 118,191 shares; Mr. Freedman - 0 shares; Mr. Garavaglia - 0 shares; Ms. Harcourt – 0 shares; Ms. Krueger - 0 shares; Mr. Lesage - 0 shares; Ms. Lund – 0 shares; Mr. Mansour - 0 shares; Mr. Michael - 0 shares; Mr. Miller - 0 shares; Mr. Pimenta - 0 shares; Ms. Sobecki - 0 shares; Mr. Zagzebski - 0 shares; all directors and executive officers as a group - 118,191 shares; (b) the following shares held in The AES Retirement Savings Plan or IPL Thrift Plan: Mr. Bentley - 80 shares; Mr. Buchanan - 1,013 shares; Mr. Da Santos - 27,678 shares; Mr. Freedman - 2,598 shares; Mr. Garavaglia - 0 shares; Ms. Harcourt - 0 shares; Ms. Krueger - 0 shares; Mr. Lesage - 0 shares; Ms. Lund - 3,207 shares; Mr. Mansour - 0 shares; Mr. Michael - 13 shares; Mr. Miller - 3,516 shares; Mr. Pimenta - 0 shares; Ms. Sobecki - 0 shares; Mr. Zagzebski - 0 shares; all directors and executive officers as a group - 38,105 shares.

Change in Control
IPALCO was acquired by AES in March 2001, and currently is majority-owned by AES U.S. Investments, with a minority interest held by CDPQ, a wholly owned subsidiary of La Caisse de dépȏt et fplacement du Québec. AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). AES U.S. Holdings, LLC is wholly owned by AES. A pledge by AES on its interests in AES U.S. Holdings, LLC would become effective under the terms of certain of AES’ credit arrangements if AES in the future did not meet certain investment grade credit ratings. Any exercise of remedies under such pledge could result at a subsequent date in a change in control of IPALCO.

Equity Securities under Compensation Plans
As described in this Amendment, there are no equity compensation plans under which equity securities of IPALCO are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock. For information regarding AES’ LTC Plan, see the “Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2020)” table in the AES Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Insurance, Employee Benefit Plans and Tax Arrangements with AES

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly owned subsidiary of AES. IPL is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by a third-party administrator. IPL also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to IPL of coverage under this program with AES Global Insurance Company was approximately $5.6 million, $4.3 million and $3.1 million in 2020, 2019 and 2018, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the Consolidated Statements of Operations accompanying the 2020 10-K. As of December 31, 2020 and 2019, we had prepaid approximately $2.3 million and $2.0 million, respectively, which is recorded in “Prepayments and other current assets” on the Consolidated Balance Sheets accompanying the 2020 10-K.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The costs of coverage under this program were approximately $21.0 million, $20.2 million and $21.5 million in 2020, 2019 and 2018, respectively, and are recorded in “Operating expenses - Operation and maintenance” on the Consolidated Statements of Operations accompanying the 2020 10-K. We had no prepaids for coverage under this plan as of December 31, 2020 and 2019, respectively.

AES files federal and state income tax returns, which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $24.4 million and $23.7 million as of December 31, 2020 and 2019, respectively, which is recorded in “Taxes Receivable” on the Consolidated Balance Sheets accompanying the 2020 10-K. See Note 8, "Income Taxes" to the audited consolidated financial statements of IPALCO for more information.

Long Term Compensation Plan
During 2020, 2019 and 2018, many of IPL’s non-union employees received benefits under AES’ LTC Plan. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of PUs payable in cash and AES RSUs. RSUs vest ratably over a three-year period. The PUs payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2020, 2019 and 2018 was $0.3 million, $0.3 million and $0.5 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations accompanying the 2020 10-K. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets accompanying the 2020 10-K in accordance with ASC 718 “Compensation - Stock Compensation.”

See also Note 9, “Benefit Plans” to the audited consolidated financial statements of IPL for a description of benefits awarded to IPL employees by AES under the RSP.

Service Company
Effective January 1, 2014, the Service Company began providing certain services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US Operations. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company on behalf of IPALCO were $55.7 million, $42.0 million and $44.5 million during 2020, 2019 and 2018, respectively. Total costs incurred by IPALCO on behalf of the Service Company during 2020, 2019 and 2018 were $10.6 million, $9.7 million and $10.1 million, respectively, which are included as a reduction in charges from the Service Company. These costs were included in “Operating expenses - Operation and maintenance” on Consolidated Statements of Operations accompanying the 2020 10-K. IPALCO had a payable balance with the Service Company of $4.5 million and $8.4 million as of December 31, 2020 and December 31, 2019, respectively, which is recorded in “Accounts payable” on the Consolidated Balance Sheets accompanying the 2020 10-K.

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
The compensation received by each of our executive officers and directors who are employees of companies affiliated with AES was in excess of $120,000 in 2020 for services performed on behalf of AES or the US SBU, including for services provided to IPALCO and IPL. The components of the compensation paid to all of our executive officers in 2020 was consistent with the compensation elements for our NEOs as disclosed in “Item 11. Executive Compensation” of this Amendment.
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
Third Supplemental Indenture, dated as of April 1, 1949 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Tenth Supplemental Indenture, dated as of October 1, 1960 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Eighteenth Supplemental Indenture, dated as of February 15, 1974 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Forty-Eighth Supplemental Indenture, dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Third Supplemental Indenture, dated as of October 1, 2006 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Eighth Supplemental Indenture, dated as of August 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Ninth Supplemental Indenture, dated as of August 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 Form 10-K)
Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)
Sixty-Third Supplemental Indenture, dated as of September 1, 2015 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on September 28, 2015)
Sixty-Fourth Supplemental Indenture, dated as of May 1, 2016 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2016 Form 10-Q)
Sixty-Fifth Supplemental Indenture, dated as of December 1, 2016 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2016 Form 10-K)
Sixty-Sixth Supplemental Indenture (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2018 Form 10-K)
Sixty-Seventh Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit 4.3 to IPALCO’s December 31, 2020 Form 10-K)

Sixty-Eighth Supplemental Indenture, dated as of December 1, 2020(Incorporated by reference to Exhibit 4.3 to IPALCO’s December 31, 2020 Form 10-K)
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

10.11
The AES Corporation Restoration Supplemental Retirement Plan, as amended and restated, effective January 1, 2017 (Incorporated by reference to Exhibit 4.1 of The AES Corporation’s Form S-8 filed on August 6, 2019)

10.12
Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.13 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.13
Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.14 of The AES Corporation’s Form 10-K for the year ended December 31, 2019)

10.14
Form of AES Performance Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.15
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.4 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2015)

10.16
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.17 of The AES Corporation’s Form 10-K for the year ended December 31, 2019)

10.17
The AES Corporation Amended and Restated Executive Severance Plan dated October 5, 2018 is incorporated by reference to Exhibit 10.1 of the AES Corporation's Form 10-Q for the quarter ended September 30, 2018)

21	Subsidiaries of IPALCO Enterprises, Inc (Incorporated by reference to Exhibit 21 to IPALCO's December 31, 2018 Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of IPALCO’s December 31, 2020 Form 10-K)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of IPALCO’s December 31, 2020 Form 10-K)
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2020 Form 10-K)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2020 Form 10-K)
101.INS	XBRL Instance Document (furnished herewith as provided in Rule 406T of Regulation S-T) *
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith as provided in Rule 406T of Regulation S-T) *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T) *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T) *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T) *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T) *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2021, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K for the fiscal year ended December 31, 2020, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
Date:	March 19, 2021	By:	/s/ Kristina Lund
			Name:	Kristina Lund
			Title:	President and Chief Executive Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to security holders.