Form 10-Q
period 2021-03-31
IPALCO ENTERPRISES, INC.
filed 2021-05-06
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
(The registrant was a voluntary filer during 2021 until its March 22, 2021 Registration Statement on Form S-4 filed with the Securities and Exchange Commission was declared effective on April 7, 2021. The registrant has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

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

At May 5, 2021, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2021

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2020 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% Senior Secured Notes due May 1, 2030
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
COVID-19	The disease caused by the novel coronavirus that caused a global pandemic beginning in 2020.
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
Credit Agreement	$250 million AES Indiana Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of June 19, 2019
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DOJ	U.S. Department of Justice
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company, which does business as AES Indiana
IRP	Integrated Resource Plan
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSR	New Source Review
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
SEC	United States Securities and Exchange Commission

SIP	State Implementation Plan
SO2	Sulfur Dioxide
Term Loan	$65 million IPALCO Term Loan Facility Credit Agreement, dated as of October 31, 2018
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2020 Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in "Part II - Item 1A. Risk Factors", Current Reports on Form 8-K and other documents that we may file from time to time with the SEC. Except as required by the federal securities laws, we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements. Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended
	March 31,
	2021	2020

REVENUES	$362,201	$357,382

OPERATING COSTS AND EXPENSES:
Fuel	84,731	68,788
Power purchased	24,583	35,467
Operation and maintenance	103,949	105,590
Depreciation and amortization	63,089	60,708
Taxes other than income taxes	12,951	12,057
Total operating costs and expenses	289,303	282,610

OPERATING INCOME	72,898	74,772

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,374	857
Interest expense	(30,067)	(30,081)
Other income / (expense), net	4,614	207
Total other income / (expense), net	(24,079)	(29,017)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	48,819	45,755

Less: Income tax expense	10,035	9,772
NET INCOME	38,784	35,983

Less: Dividends on preferred stock	803	803
NET INCOME APPLICABLE TO COMMON STOCK	$37,981	$35,180

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
	Three Months Ended
	March 31,
	2021	2020

Net income applicable to common stock	$37,981	$35,180

Derivative activity:
Change in derivative fair value, net of income tax (expense)/benefit of $(9,655) and $12,522, for each respective period	30,050	(36,313)
Reclassification to earnings, net of income tax expense of $146 and $0, for each respective period	(456)	—
Net change in fair value of derivatives	29,594	(36,313)

Other comprehensive income / (loss)	29,594	(36,313)

Net comprehensive income / (loss)	$67,575	$(1,133)

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,592	$20,502
Restricted cash	5	6,120
Accounts receivable, net of allowance for credit losses of $1,966 and $3,155, respectively	160,735	165,193
Inventories	80,610	95,506
Regulatory assets, current	47,675	45,430
Taxes receivable	15,270	24,384
Prepayments and other current assets	41,441	17,842
Total current assets	394,328	374,977
NON-CURRENT ASSETS:
Property, plant and equipment	6,559,864	6,530,395
Less: Accumulated depreciation	2,690,636	2,643,695
	3,869,228	3,886,700
Construction work in progress	230,199	209,584
Total net property, plant and equipment	4,099,427	4,096,284
OTHER NON-CURRENT ASSETS:
Intangible assets - net	56,713	59,141
Regulatory assets, non-current	385,995	392,801
Other non-current assets	48,792	46,716
Total other non-current assets	491,500	498,658
TOTAL ASSETS	$4,985,255	$4,969,919
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (Note 5)	$184,945	$169,907
Accounts payable	122,399	127,089
Accrued taxes	37,831	26,620
Accrued interest	42,914	31,733
Customer deposits	26,685	27,929
Regulatory liabilities, current	10,968	30,036
Accrued and other current liabilities	14,426	19,453
Total current liabilities	440,168	432,767
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	2,556,848	2,556,278
Deferred income tax liabilities	288,825	275,714
Taxes payable	7,552	7,458
Regulatory liabilities, non-current	835,269	839,360
Accrued pension and other postretirement benefits	5,380	5,334
Asset retirement obligations	195,704	195,236
Derivative liabilities, non-current	23,511	63,215
Other non-current liabilities	13,683	13,785
Total non-current liabilities	3,926,772	3,956,380
Total liabilities	4,366,940	4,389,147
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
Paid in capital	589,007	588,966
Accumulated other comprehensive loss	(13,826)	(43,420)
Accumulated deficit	(16,650)	(24,558)
Total common shareholders' equity	558,531	520,988
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	618,315	580,772
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,985,255	$4,969,919

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,784	$35,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,089	60,708
Amortization of deferred financing costs and debt discounts	998	1,100
Deferred income taxes and investment tax credit adjustments - net	922	2,467
Allowance for equity funds used during construction	(1,374)	(857)
Change in certain assets and liabilities:
Accounts receivable	4,458	4,655
Inventories	12,568	(8,265)
Accounts payable	3,610	(7,940)
Accrued and other current liabilities	(6,271)	(2,514)
Accrued taxes payable/receivable	20,419	15,382
Accrued interest	11,181	2,599
Pension and other postretirement benefit expenses	46	(1,726)
Short-term and long-term regulatory assets and liabilities	(14,905)	(3,226)
Prepayments and other current assets	(23,599)	(5,488)
Other - net	(2,038)	4,698
Net cash provided by operating activities	107,888	97,576
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(62,792)	(54,490)
Project development costs	(386)	(751)
Cost of removal and regulatory recoverable ARO payments	(6,589)	(7,962)
Net cash used in investing activities	(69,767)	(63,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	60,000	—
Repayments under revolving credit facilities	(45,000)	—
Distributions to shareholders	(30,073)	(26,631)
Preferred dividends of subsidiary	(803)	(803)
Deferred financing costs paid	(270)	—
Net cash used in financing activities	(16,146)	(27,434)
Net change in cash, cash equivalents and restricted cash	21,975	6,939
Cash, cash equivalents and restricted cash at beginning of period	26,622	48,552
Cash, cash equivalents and restricted cash at end of period	$48,597	$55,491

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$18,512	$26,438
Non-cash investing activities:
Accruals for capital expenditures	$46,060	$28,184

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholders' Equity
and Noncontrolling Interest
For the Three Months Ended March 31, 2021 and 2020
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
2021
Beginning Balance	$588,966	$(43,420)	$(24,558)	$520,988	$59,784
Net comprehensive income/(loss)	—	29,594	37,981	67,575	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(30,073)	(30,073)	—
Other	41	—	—	41	—
Balance at March 31, 2021	$589,007	$(13,826)	$(16,650)	$558,531	$59,784

2020
Beginning Balance	$590,784	$(19,750)	$(24,558)	$546,476	$59,784
Net comprehensive income/(loss)	—	(36,313)	35,180	(1,133)	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(26,631)	(26,631)	—
Other	49	—	—	49	—
Balance at March 31, 2020	$590,833	$(56,063)	$(16,009)	$518,761	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 513,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana owns and operates four generating stations, all within the state of Indiana. AES Indiana’s largest generating station, Petersburg, is coal-fired, and AES Indiana has plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively (for further discussion, see Note 2, "Regulatory Matters - IRP Filing and Replacement Generation"). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of March 31, 2021, AES Indiana’s net electric generation capacity for winter is 3,705 MW and net summer capacity is 3,560 MW.

Consolidation

The accompanying Financial Statements include the accounts of IPALCO, AES Indiana and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated in consolidation.

Interim Financial Presentation

The accompanying Financial Statements are unaudited; however, they have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited Financial Statements have been prepared in accordance with the accounting policies described in IPALCO’s 2020 Form 10-K and should be read in conjunction therewith.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2021	2020
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$48,592	$20,502
Restricted cash	5	6,120
Total cash, cash equivalents and restricted cash	$48,597	$26,622

Accounts Receivable

The following table summarizes our accounts receivable balances at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(In Thousands)
Accounts receivable, net
Customer receivables	$97,231	$91,335
Unbilled revenue	57,578	72,334
Amounts due from related parties	375	490
Other	7,517	4,189
Allowance for credit losses	(1,966)	(3,155)
Total accounts receivable, net	$160,735	$165,193

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated (in Thousands):

Three Months Ended March 31, 2021	Beginning Allowance Balance at January 1, 2021	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at March 31, 2021
Allowance for credit losses	$3,155	$124	$(1,885)	$572	$1,966

Three Months Ended March 31, 2020	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at March 31, 2020
Allowance for credit losses	$921	$773	$(1,114)	$469	$1,049

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of March 31, 2021. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses have decreased due to lower past due customer receivable balances.

Inventories

The following table summarizes our inventories balances at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(In Thousands)
Inventories
Fuel	$20,215	$36,953
Materials and supplies, net	60,395	58,553
Total inventories	$80,610	$95,506

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of Accumulated Other Comprehensive Income/(Loss) by component during the three months ended March 31, 2021 and 2020 are as follows (in thousands):

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2021	2020
Gains and losses on cash flow hedges (Note 4):	Interest expense	$(602)	$—
	Income tax expense	146	—
Total reclassifications for the period, net of income taxes		$(456)	$—

The changes in the components of Accumulated Other Comprehensive Income/(Loss) during the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
Gains and losses on cash flow hedges (Note 4):	2021	2020
Balance at January 1	$(43,420)	$(19,750)
Other comprehensive gain (loss) before reclassifications	30,050	(36,313)
Amounts reclassified from AOCI to earnings	(456)	—
Balance at March 31	$(13,826)	$(56,063)

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

2. REGULATORY MATTERS

IRP Filing and Replacement Generation

On February 5, 2021, AES Indiana announced an agreement to acquire a 195 MW solar project. Expected to be completed in 2023, the solar project will be located in Clinton County, Indiana and Invenergy will develop the project and manage construction. On February 12, 2021, AES Indiana filed a petition and case-in-chief with the IURC seeking a CPCN for this solar project.

On February 26, 2021, as a result of the plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively, AES Indiana filed a petition with the IURC for approvals and cost recovery associated with these retirements, including: (1) approval of AES Indiana's creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) amortization of the regulatory assets based upon the Company’s depreciation rates; and (3) recovery of the regulatory assets through inclusion in AES Indiana’s rate base and ongoing amortization in AES Indiana’s future rate cases.

Excess Distributed Generation Rates

On March 1, 2021, AES Indiana filed a petition with the IURC for approval of its proposed rate for the procurement of excess distributed generation ("EDG") and related consumer EDG credit issues. The EDG rate will replace the current net metering program and will be offered beginning July 2022, when net metering is no longer available to new customers.

Electric Vehicle Portfolio Program

On March 2, 2021, AES Indiana filed with the IURC a request to approve its Electric Vehicle (EV) portfolio and associated accounting and ratemaking treatment. The EV portfolio aims to accelerate electric car adoption by reducing friction in the car buying process, and by providing customers incentives to optimize electric car charging during off-peak periods. The EV portfolio is designed to produce net benefits for all customers through new retail margins and grid optimization. The projected costs to successfully implement the services proposed in the EV portfolio are estimated at $5.1 million over the three year period. AES Indiana requested approval to defer as a regulatory asset and recover in future base rates the cost necessary to implement the EV portfolio, including carrying charges.

3. FAIR VALUE

The fair value of financial assets and liabilities approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. As these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4, "Fair Value" to IPALCO’s 2020 Form 10-K.

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Unaudited Condensed Consolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the periods covered by this report. Any unrealized gains or losses are recorded in "Other income / (expense), net" on the accompanying Unaudited Condensed Consolidated Statements of Operations.

FTRs

In connection with AES Indiana’s participation in MISO, in the second quarter of each year AES Indiana is granted financial instruments that can be converted into cash or FTRs based on AES Indiana’s forecasted peak load for the period. FTRs are used in the MISO market to hedge AES Indiana’s exposure to congestion charges, which result from constraints on the transmission system. AES Indiana’s FTRs are valued at the cleared auction prices for FTRs in MISO’s annual auction. Because of the infrequent nature of this valuation, the fair value assigned to the FTRs is considered a Level 3 input under the fair value hierarchy required by ASC 820. An offsetting regulatory liability has been recorded as these revenues or costs will be flowed through to customers through the FAC. As such, there is no impact on our Unaudited Condensed Consolidated Statements of Operations.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at March 31, 2021 and December 31, 2020 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at March 31, 2021	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$14	$14	$—	$—
Mutual funds	3,335	—	3,335	—
Total VEBA investments	3,349	14	3,335	—
Financial transmission rights	139	—	—	139
Total financial assets measured at fair value	$3,488	$14	$3,335	$139
Financial liabilities:
Interest rate hedges	$23,511	$—	$23,511	$—
Total financial liabilities measured at fair value	$23,511	$—	$23,511	$—

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2020	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$16	$16	$—	$—
Mutual funds	3,209	—	3,209	—
Total VEBA investments	3,225	16	3,209	—
Financial transmission rights	543	—	—	543
Total financial assets measured at fair value	$3,768	$16	$3,209	$543
Financial liabilities:
Interest rate hedges	$63,215	$—	$63,215	$—
Total financial liabilities measured at fair value	$63,215	$—	$63,215	$—

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	March 31, 2021		December 31, 2020
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,683,800	$3,057,958	$2,683,800	$3,295,588
Variable-rate	90,000	90,000	75,000	75,000
Total indebtedness	$2,773,800	$3,147,958	$2,758,800	$3,370,588

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $25.4 million and $26.0 million at March 31, 2021 and December 31, 2020, respectively; and

•unamortized discounts of $6.6 million and $6.6 million at March 31, 2021 and December 31, 2020, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, "Overview and Summary of Significant Accounting Policies - Financial Derivatives" and Note 5, "Derivative Instruments and Hedging Activities" to IPALCO’s 2020 Form 10-K.

At March 31, 2021, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	1,046	—	1,046
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

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended March 31,
$ in thousands (net of tax)	2021	2020
Beginning accumulated derivative loss in AOCL	$(43,420)	$(19,750)

Net gains / (losses) associated with current period hedging transactions	30,050	(36,313)
Net (gains) / losses reclassified to interest expense, net of tax	(456)	—
Ending accumulated derivative loss in AOCL	$(13,826)	$(56,063)

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	42

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

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of March 31, 2021, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments:

Commodity	Hedging Designation	Balance sheet classification	March 31, 2021	December 31, 2020
Financial transmission rights	Not a Cash Flow Hedge	Prepayments and other current assets	$139	$543
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, non-current	$23,511	$63,215

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		March 31,	December 31,
Series	Due	2021	2020
		(In Thousands)
AES Indiana first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
Unamortized discount – net		(5,968)	(6,006)
Deferred financing costs		(17,159)	(17,384)
Total AES Indiana first mortgage bonds		1,780,673	1,780,410
Total Long-term Debt – AES Indiana		1,780,673	1,780,410
Long-term Debt – IPALCO:
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
Unamortized discount – net		(600)	(625)
Deferred financing costs		(8,280)	(8,600)
Total Long-term Debt – IPALCO		871,120	870,775
Total Consolidated IPALCO Long-term Debt		2,651,793	2,651,185
Less: Current Portion of Long-term Debt		94,945	94,907
Net Consolidated IPALCO Long-term Debt		$2,556,848	$2,556,278

(1)First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.
(2)First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority. The notes have a final maturity date of December 31, 2038, but are subject to a mandatory put in April 2026.

AES Indiana First Mortgage Bonds

AES Indiana has $95 million of 3.875% first mortgage bonds that are due August 1, 2021. Management plans to refinance these first mortgage bonds with new debt. In the event that we are unable to refinance these first mortgage bonds on acceptable terms, AES Indiana has available borrowing capacity on its revolving credit facility that could be used to satisfy the obligation.

IPALCO’s Senior Secured Notes

IPALCO agreed to register the 2030 IPALCO Notes under the Securities Act by filing an exchange offer registration statement or, under specified circumstances, a shelf registration statement with the SEC pursuant to a Registration Rights Agreement dated April 14, 2020. IPALCO filed its registration statement on Form S-4 with respect to the 2030 IPALCO Notes with the SEC on March 22, 2021, and this registration statement was declared effective on April 7, 2021.

Line of Credit

As of March 31, 2021 and December 31, 2020, AES Indiana had $90.0 million and $75.0 million in outstanding borrowings on the committed line of credit, respectively.

6. INCOME TAXES

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rate was 20.6% for the three months ended March 31, 2021, as compared to 21.4% for the three months ended March 31, 2020. The decrease in the effective tax rate versus the comparable period was primarily due to the impact of the reversal of excess deferred income taxes as a percentage of pre-tax income. The rate for the three months ended March 31, 2021 is lower than the combined federal and state statutory rate of 25.01% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Indiana, which was partially offset by the net tax expense related to the amortization of allowance for equity funds used during construction.

7. BENEFIT PLANS

Pension Expense

The following table presents net periodic benefit (credit) / cost information relating to the Pension Plans combined:

	For the Three Months Ended
	March 31,
	2021	2020
	(In Thousands)
Components of net periodic benefit (credit) / cost:
Service cost	$2,334	$2,068
Interest cost	3,915	5,538
Expected return on plan assets	(10,454)	(9,445)
Amortization of prior service cost	736	919
Amortization of actuarial loss	1,382	2,029
Net periodic benefit (credit) / cost	$(2,087)	$1,109

In addition, AES Indiana provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $4.3 million at March 31, 2021 and December 31, 2020, were not material to the Financial Statements in the periods covered by this report.

8. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2021 and December 31, 2020, total legal loss contingencies accrued were $13.4 million and $13.4 million, respectively, which were included in "Other Non-Current Liabilities," on the accompanying Unaudited Condensed Consolidated Balance Sheets. A significant portion of these accrued liabilities relate to a personal injury legal claim involving injuries to a contractor. We maintain an amount of insurance protection for such litigation that we believe is adequate. While the ultimate outcome of such litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

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

New Source Review and Other CAA NOVs

In October 2009, AES Indiana received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleged violations of the CAA at AES Indiana’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and non-attainment New Source Review (NSR) requirements under the CAA. In addition, on October 1, 2015, AES Indiana received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at AES Indiana Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of PSD, non-attainment NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. On August 31, 2020, AES Indiana reached a settlement with the EPA, the DOJ and IDEM resolving the purported violations of the CAA with respect to AES Indiana's four coal-fired generation units currently operating at AES Indiana's Petersburg location. The settlement agreement, in the form of a proposed judicial consent decree, was approved and entered by the U.S. District Court for the Southern District of Indiana on March 23, 2021, and includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than AES Indiana's current Title V air permit; payment of civil penalties totaling $1.525 million (which payment was satisfied by AES Indiana in April 2021); a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.325 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If AES Indiana does not meet this retirement obligation, it must install a Selective Non-Catalytic Reduction System (SNCR) on Unit 4. AES Indiana had a contingent liability recorded related to these New Source Review and other CAA NOV matters.

9. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other nonutility business activities aggregated separately. The “All Other” nonutility category primarily includes the 2024 IPALCO Notes and 2030 IPALCO Notes and related interest expense, balance associated with IPALCO's interest rate hedges, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$362,201	$—	$362,201	$357,382	$—	$357,382
Depreciation and amortization	$63,089	$—	$63,089	$60,708	$—	$60,708
Interest expense	$21,521	$8,546	$30,067	$21,920	$8,161	$30,081
Earnings/(loss) from operations before income tax	$57,295	$(8,476)	$48,819	$54,967	$(9,212)	$45,755
Capital expenditures	$62,792	$—	$62,792	$54,490	$—	$54,490

	As of March 31, 2021			As of December 31, 2020
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$4,966,065	$19,190	$4,985,255	$4,952,408	$17,511	$4,969,919

10. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. Please see Note 13, “Revenue” to IPALCO’s 2020 Form 10-K for further discussion of our retail, wholesale and miscellaneous revenues.

AES Indiana’s revenue from contracts with customers was $353.6 million and $351.9 million for the three months ended March 31, 2021 and 2020, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2020
Retail Revenues
Retail revenue from contracts with customers:
Residential	$160,503	$155,408
Small commercial and industrial	54,517	54,253
Large commercial and industrial	113,440	122,038
Public lighting	2,186	2,305
Other (1)	4,191	3,888
Total retail revenue from contracts with customers	334,837	337,892
Alternative revenue programs	7,595	4,896
Wholesale Revenues
Wholesale revenues from contracts with customers:	16,109	11,308
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	2,681	2,732
Other miscellaneous revenues (2)	979	554
Total Revenues	$362,201	$357,382

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers were $152.8 million and $163.8 million as of March 31, 2021 and December 31, 2020, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days.

Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $0.2 million and $0.5 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, we recognized revenue of $0.3 million and $0.4 million related to this contract liability balance, respectively.

11. LEASES

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Unaudited Condensed Consolidated Statements of Operations was $0.3 million for the three months ended March 31, 2021 and 2020, respectively. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Unaudited Condensed Consolidated Balance Sheet were $4.6 million and $1.0 million, respectively, as of March 31, 2021 and $4.3 million and $0.8 million, respectively, as of December 31, 2020.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of March 31, 2021.

The following table shows the future minimum lease receipts as of March 31, 2021 for the remainder of 2021 through 2025 and thereafter (in thousands):

Operating Leases
2021	$665
2022	903
2023	906
2024	786
2025	553
Thereafter	2,113
Total	$5,926

12. RISKS AND UNCERTAINTIES

COVID-19 Pandemic

The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures and social distancing measures as well as restricting travel. Responses to the COVID-19 pandemic by the State of Indiana and its residents and businesses, in particular, continue to evolve, including with respect to business and school closures and limitations and other social distancing measures and the effectiveness and timing of vaccine availability and distribution efforts. Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service territory. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to generate, transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, including those that relate to events outside of our control. The ultimate magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q.

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2020 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and uncertainties that may affect our business.

OVERVIEW OF OUR BUSINESS

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is AES Indiana, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through AES Indiana. Our business segments are “utility” and “all other.” For additional information regarding our business, see "Item 1. Business” of our 2020 Form 10-K.

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three months ended March 31, 2021 reflect higher earnings from operations before income tax of $3.1 million, or 6.7%, respectively, primarily due to factors including, but not limited to:

•a net increase in margin due to higher volumes of retail kWh sold mostly due to favorable weather;
•a decrease in maintenance expenses; and
•lower pension costs.

These were partially offset by:

•lower demand resulting from impacts of the COVID-19 pandemic and
•a reduction in revenues in 2021 due to an accrued regulatory liability for excess earnings under the FAC provisions.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended
	March 31,
	2021	2020	$ change	% change

REVENUES	$362,201	$357,382	$4,819	1.3%

OPERATING COSTS AND EXPENSES:
Fuel	84,731	68,788	15,943	23.2%
Power purchased	24,583	35,467	(10,884)	(30.7)%
Operation and maintenance	103,949	105,590	(1,641)	(1.6)%
Depreciation and amortization	63,089	60,708	2,381	3.9%
Taxes other than income taxes	12,951	12,057	894	7.4%
Total operating costs and expenses	289,303	282,610	6,693	2.4%

OPERATING INCOME	72,898	74,772	(1,874)	(2.5)%

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,374	857	517	60.3%
Interest expense	(30,067)	(30,081)	14	—%
Other income / (expense), net	4,614	207	4,407	2129.0%
Total other income / (expense), net	(24,079)	(29,017)	4,938	(17.0)%

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	48,819	45,755	3,064	6.7%

Less: Income tax expense	10,035	9,772	263	2.7%
NET INCOME	38,784	35,983	2,801	7.8%

Less: Dividends on preferred stock	803	803	—	—%
NET INCOME APPLICABLE TO COMMON STOCK	$37,981	$35,180	$2,801	8.0%

Comparison of three months ended March 31, 2021 and three months ended March 31, 2020

Revenues

Revenues during the three months ended March 31, 2021 increased $4.8 million compared to the same period in 2020, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,			Percentage
	2021	2020	Change	Change
Revenues:
Retail revenues	$342,432	$342,788	$(356)	(0.1)%
Wholesale revenues	16,109	11,308	4,801	42.5%
Miscellaneous revenues	3,660	3,286	374	11.4%
Total revenues	$362,201	$357,382	$4,819	1.3%

Heating degree days:
Actual	2,704	2,434	270	11.1%
30-year average	2,749	2,780

The following table presents additional data on kWh sold:

	Three Months Ended March 31,
	2021	2020	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,529	1,422	107	7.5%
Small commercial and industrial	483	476	7	1.5%
Large commercial and industrial	1,389	1,437	(48)	(3.3)%
Public lighting	6	10	(4)	(40.0)%
Sales – retail customers	3,407	3,345	62	1.9%
Wholesale	647	485	162	33.4%
Total kWh sold	4,054	3,830	224	5.8%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended March 31, 2021 as compared to the same period in the prior year:

Retail Revenues

The decrease in retail revenues of $0.4 million was primarily due to the following (in millions):

Volume:
Net increase in the volume of kWh sold, primarily due to favorable weather in our service territory versus the comparable period, partially offset by lower weather normalized demand primarily due to the impacts of the COVID-19 pandemic	$7.6
Price:
Net decrease in the weighted average price of retail kWh sold, primarily due to lower fuel revenues, including a $3.6 million reduction due to excess earnings under FAC provisions, and unfavorable block rate(1) and other retail rate variances	(11.0)

Other	3.0

Net decrease in retail revenues	$(0.4)
(1)Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases and vice versa.

Wholesale Revenues

The increase in wholesale revenues of $4.8 million was primarily due to a $3.8 million volume increase and a $1.0 million increase in the weighted average price per kWh sold. We sold 646.8 million kWh in the wholesale market during the first three months of 2021 compared to 485.0 million kWh during the first three months of 2020. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.
Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three months ended March 31, 2021 compared to the same period in 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
Operating costs and expenses:
Fuel	$84,731	$68,788	$15,943	23.2%
Power purchased	24,583	35,467	(10,884)	(30.7)%
Operation and maintenance	103,949	105,590	(1,641)	(1.6)%
Depreciation and amortization	63,089	60,708	2,381	3.9%
Taxes other than income taxes	12,951	12,057	894	7.4%
Total operating costs and expenses	$289,303	$282,610	$6,693	2.4%

Fuel

The increase in fuel costs of $15.9 million was primarily due to the following:

•an $18.1 million increase due to the higher price of natural gas consumed versus the comparable period driven by increased market prices;
•a $14.3 million increase in the quantity of fuel consumed versus the comparable period;
•a $14.5 million decrease from deferred fuel costs; and
•a $1.7 million decrease due to the lower price of coal consumed versus the comparable period.

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

Power Purchased

The decrease in purchased power costs of $10.9 million was primarily due to the following:

•a $19.2 million decrease due to a 65% decrease in the volume of power purchased during the period; partially offset by
•an $8.7 million increase in the market price of purchased power.

The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The primary driver for the $19.2 million volume decrease was due to AES Indiana's generation units running more frequently during 2021, as well as the timing and duration of outages during these respective periods. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The decrease in Operation and maintenance of $1.6 million was primarily due to the following:

•decreased maintenance expenses of $4.5 million primarily due to decreased outage costs, partially offset by
•higher insurance expense of $1.1 million.

Depreciation and Amortization

The increase in Depreciation and amortization expense of $2.4 million was mostly attributed to the impact of additional assets placed in service.

Taxes Other Than Income Taxes

The increase in Taxes other than income taxes of $0.9 million was mostly attributed to higher property taxes of $1.0 million primarily as a result of higher assessed values.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three months ended March 31, 2021 compared to the same period in 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$1,374	$857	$517	60.3%
Interest expense	(30,067)	(30,081)	14	—%
Other income / (expense), net	4,614	207	4,407	2,129.0%
Total other income/(expense), net	$(24,079)	$(29,017)	$4,938	(17.0)%

Other Income/(Expense), Net

The increase in Other income/(expense), net of $4.4 million was primarily due to a decrease in defined benefit plan costs of $3.7 million due to a higher expected return on plan assets and lower interest cost compared to the prior year.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2021 and beyond, we expect that our financial results will be driven primarily by retail demand, weather and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:

•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•timely recovery of capital expenditures.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2020 Form 10-K.

COVID-19 Pandemic

The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. Responses to the COVID-19 pandemic by the State of Indiana and its residents and businesses, in particular, continue to evolve, including with respect to business and school closures and limitations and other social distancing measures and the effectiveness and timing of vaccine availability and distribution efforts.

Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service industry. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. We experienced impacts from the pandemic in 2020 and into 2021 and expect to continue to experience impacts for the remainder of 2021, and any such impacts during that time or in other future periods could have material and adverse effects on our results of operations, financial condition and cash flows. The following discussion highlights our assessment of the impacts of the COVID-19 pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see "Item 1A. Risk Factors" to IPALCO’s 2020 Form 10-K.

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

Demand - As the economic impact of the COVID-19 pandemic started to materialize in Indiana in the second half of March 2020 and continued for the duration of 2020 and into 2021, the COVID-19 pandemic primarily impacted our retail sales demand, including for the quarter ended March 31, 2021, as shown by the changes in weather-normalized volumes of kWh sold by customer class as follows:

Customer Class	For the three months ended March 31, 2021 compared to the same period in 2020
Residential	(0.9)%
Small commercial and industrial	(1.8)%
Large commercial and industrial	(4.1)%

As noted above, we also have incurred and expect to continue to incur expenses relating to COVID-19, however see Note 2, “Regulatory Matters - IURC COVID-19 Orders” to IPALCO’s 2020 Form 10-K for a discussion of regulatory measures which partially mitigate the impact of these expenses. We have continued to experience COVID-19 impacts into 2021. The ultimate magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

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

Credit Exposures - We continue to monitor and manage our credit exposures in a prudent manner. During the year ended December 31, 2020, we experienced credit-related impacts from utility customers due to the prohibition of electric utilities, including us, from discontinuing electric utility service to customers (prohibition ended August 14, 2020), and due to the economic impacts of the COVID-19 pandemic, which began to improve in 2021. See Note 1, "Overview and Summary of Significant Accounting Policies - Accounts Receivable" for further discussion of our allowance for credit losses. If these credit-related impacts from the COVID-19 pandemic continue into 2021 or beyond, further deterioration in our credit exposures and customer collections may result. See Note 2, “Regulatory Matters - IURC COVID-19 Orders” to IPALCO’s 2020 Form 10-K for a discussion of regulatory measures which mitigate this impact.

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

CARES Act - The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, we have deferred the payment of federal payroll taxes in accordance with the provisions of this act. At March 31, 2021, the total deferral was approximately $5.0 million.

See Note 12, "Risks and Uncertainties" to the Financial Statements of this Form 10-Q for more information.

Operational

As part of AES Indiana's December 2019 Integrated Resource Plan filing, AES Indiana has plans to retire 630 MW of coal-fired generation at Petersburg Units 1 and 2. AES Indiana issued an all-source request for proposal to competitively procure replacement capacity by June 1, 2023, which is the first year AES Indiana is expected to have a capacity shortfall. Proposals were received through February 28, 2020 and are currently being evaluated. On February 5, 2021, AES Indiana announced an agreement to acquire a 195 MW solar project, subject to approval from the IURC. For further discussion, see Note 2, "Regulatory Matters - IRP Filing" in IPALCO’s 2020 Form 10-K.

Regulatory and Environmental

Please see Note 2, "Regulatory Matters” to the Financial Statements of this Form 10-Q and Note 2, “Regulatory Matters” to IPALCO’s 2020 Form 10-K for a discussion of regulatory matters. We also are subject to numerous environmental laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal or beneficial reuse of CCR) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. Please see Note 8, “Commitments and Contingencies” to the Financial Statements of this Form 10-Q for a description of certain environmental matters. In addition, the following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Regulatory Matters” and “Item 1. Business - Environmental Matters” in IPALCO’s 2020 Form 10-K.

Climate Change Regulation

On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas
Emissions from Existing Electric Utility Generating Units, known as the ACE Rule. On July 8, 2019, the EPA published the final ACE Rule along with associated revisions to implementing regulations. The final ACE Rule established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015
CPP. In accordance with the ACE rule, the EPA determined that heat rate improvement measures are the Best
System of Emissions Reductions for existing coal-fired electric generating units. The final rule required the State of
Indiana to develop a State Plan to establish CO2 emission limits for designated facilities, including AES Indiana Petersburg's coal-fired electric generating units. States had three years to develop their plans under the rule. However, on January 19, 2021, the D.C. Circuit vacated and remanded to EPA the ACE Rule, but withheld issuance of the mandate that would effectuate its decision. On February 22, 2021, the D.C. Circuit granted EPA’s unopposed motion for a partial stay of the issuance of the mandate on vacating the repeal of the CPP. On March 5, 2021, the D.C. Circuit issued the partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP will not take effect while EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. The impact of such future greenhouse gas emissions regulations remains uncertain, but it could be material.

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
Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of the October 2016 CSAPR Update Rule to the EPA. In December 2018, EPA determined that the 2016 CSAPR Update Rule fully satisfied 20 states
(including Indiana) good neighbor obligations with respect to the 2008 Ozone NAAQS (“CSAPR Close-Out Rule”), obviating the need for EPA to promulgate Federal Implementation Plans (FIPs) in these states. In October 2019, the
D.C. Circuit vacated and remanded the CSAPR Close-Out Rule. On July 28, 2020, the D.C. Circuit ordered EPA to issue FIPs addressing seven states’ (including Indiana) outstanding 2008 NAAQS “good neighbor” obligations by
March 15, 2021. On April 30, 2021, EPA published a final rule to address the 2020 D.C. Circuit decision. EPA is issuing new or amended federal implementation plans for 12 states, including Indiana, with revised CSAPR NOx ozone season emission budgets for electric generating units within these states via a new CSAPR NOx Ozone Season Group 3 Trading Program. Implementation is expected to begin during the 2021 ozone season (May through September 2021) with an effective date 60 days following publication in the Federal Register of the final rule. AES Indiana facilities will receive fewer ozone season NOx allowances for future NOx Ozone Seasons beginning in 2021 and later, possibly resulting in the need to purchase additional allowances.

At this time we cannot predict what the impact of these rule revisions or potential future legal outcomes, but any such impact could be material to our business, financial condition or results of operation.

Macroeconomic and Political

Reference Rate Reform

As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties" of IPALCO's 2020 Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. On November

30, 2020, the ICE Benchmark Association ("IBA") announced it had begun consultation on its intention to cease publication of two specific LIBOR rates by December 31, 2021, while extending the timeline for the overnight, one-month, three-month, six-month, and 12-month USD LIBOR rates through June 30, 2023. On March 5, 2021, IBA published a feedback statement for the consultation, announcing its intention to cease the publication of these rates on the specified dates. We maintain financial instruments that use LIBOR as an interest rate benchmark. Although the full impact of the reform remains unknown, we have begun to engage with our counterparties to discuss specific action items to be undertaken in order to prepare for amendments when they become due.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of March 31, 2021, we had unrestricted cash and cash equivalents of $48.6 million and available borrowing capacity of $160 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2022. In December 2018, we received an order from the IURC granting us authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt, all of which authority remains available under the order as of March 31, 2021, and refinance up to $185 million in existing indebtedness, of which $95 million of authority remains available under the order as of March 31, 2021. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of March 31, 2021. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of March 31, 2021. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

AES Indiana First Mortgage Bonds

AES Indiana has $95 million of 3.875% AES Indiana first mortgage bonds that are due August 1, 2021. For further discussion, please see Note 5, “Debt - AES Indiana First Mortgage Bonds.”

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Net cash provided by operating activities	$107,888	$97,576	$10,312
Net cash used in investing activities	(69,767)	(63,203)	(6,564)
Net cash used in financing activities	(16,146)	(27,434)	11,288
Net change in cash and cash equivalents	21,975	6,939	15,036
Cash, cash equivalents and restricted cash at beginning of period	26,622	48,552	(21,930)
Cash, cash equivalents and restricted cash at end of period	$48,597	$55,491	$(6,894)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Net income	$38,784	$35,983	$2,801
Depreciation and amortization	63,089	60,708	2,381
Deferred income taxes and investment tax credit adjustments - net	922	2,467	(1,545)
Other adjustments to net income	(376)	243	(619)
Net income, adjusted for non-cash items	102,419	99,401	3,018
Net change in operating assets and liabilities(1)	5,469	(1,825)	7,294
Net cash provided by operating activities	$107,888	$97,576	$10,312

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was driven by changes in the following (in thousands):

Increase from inventories is primarily due to higher consumption in 2021	$20,833
Increase from accounts payable is primarily due to timing of payments	11,550
Increase from accrued interest is due to timing of interest payments	8,582
Decrease from prepayments and other current assets is primarily due to increased funding with the Service Company in 2021	(18,111)
Decrease from short-term and long-term regulatory assets and liabilities is primarily due to higher deferred fuel expense in 2021	(11,679)
Other	(3,881)
Net change in operating assets and liabilities	$7,294

Investing Activities

Net cash used in investing activities increased $6.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures due to higher growth related capital expenditures primarily from TDSIC Plan investments, partially offset by lower maintenance and environmental related capital expenditures	$(8,302)
Other	1,738
Net change in investing activities	$(6,564)

Financing Activities

Net cash used in financing activities decreased $11.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, which was primarily driven by (in thousands):

Increase from net borrowings under revolving credit facilities due to higher net draws on AES Indiana's line of credit in 2021	$15,000
Higher distributions to shareholders	(3,442)
Other	(270)
Net change in financing activities	$11,288

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2021 through 2023 (including amounts already expended in the first three months of 2021) is currently estimated to cost approximately $1.5 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2021	2022	2023	from 2021 through 2023
Transmission and distribution related additions, improvements and extensions	$287	$268	$287	$842	(1)
Power plant related projects	55	266	222	543
Other miscellaneous equipment	63	53	35	151
Total estimated costs of capital expenditure program	$405	$587	$544	$1,536

(1) Additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

The amounts described in the capital expenditure program above include spending under AES Indiana's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027 (which includes estimated spending of $176.5 million in 2021, $190.0 million in 2022 and $212.6 million in 2023, respectively). Total TDSIC costs expended from project inception through March 31, 2021 were $176.8 million.

Additionally, estimated capital expenditure spending on environmental compliance costs for the three-year period from 2021 through 2023 includes the following (amounts in millions):

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project	Through March 31, 2021	of Project
NAAQS SO2 (1)	$27	$26	$1
Cooling water intake regulations (2)	$9	$2	$7

(1) Includes spending for projects underway related to environmental compliance for NAAQS SO2.
(2) Includes spending for studies related to cooling water intake requirements in section 316(b) of the CWA.

Please see “Item 1. Business - Environmental Matters" in IPALCO’s 2020 Form 10-K for additional details on each of these projects.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on AES Indiana’s Credit Agreement (as well as the amount of certain other fees in the Credit Agreement) are dependent upon the credit ratings of AES Indiana. Downgrades in the credit ratings of AES could result in AES Indiana’s and/or IPALCO’s credit ratings being downgraded. Any reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities.

The following table presents the debt ratings and credit ratings (issuer/corporate rating) and outlook for IPALCO and AES Indiana.

Debt ratings	IPALCO	AES Indiana	Outlook
Fitch Ratings	BBB (a)	A (b)	Stable
Moody’s Investors Service	Baa3 (a)	A2 (b)	Stable
S&P Global Ratings	BBB- (a)	A- (b)	Stable

Credit ratings	IPALCO	AES Indiana	Outlook
Fitch Ratings	BBB-	BBB+	Stable
Moody’s Investors Service	—	Baa1	Stable
S&P Global Ratings	BBB	BBB	Stable
(a)Ratings relate to IPALCO’s Senior Secured Notes
(b)Ratings relate to AES Indiana’s Senior Secured Bonds.

We cannot predict whether our current debt and credit ratings or the debt and credit ratings of AES Indiana will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. A security rating is not a recommendation to buy, sell or hold securities. Such ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first three months of 2021 and 2020, IPALCO paid $30.1 million and $26.6 million, respectively, in dividends and returns of capital to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2020 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2021, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Please see Note 7, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2020 and the Notes to IPALCO's Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K and Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in the 2020 Form 10-K.

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

IPALCO ENTERPRISES, INC.

Date:	May 5, 2021	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2021	/s/ Jon S. Byers
Jon S. Byers
Controller
(Principal Accounting Officer)