Form 10-Q
period 2021-06-30
IPALCO ENTERPRISES, INC.
filed 2021-08-04
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

At August 4, 2021, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2021

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2020 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% Senior Secured Notes due May 1, 2030
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
COVID-19	The disease caused by the novel coronavirus that caused a global pandemic beginning in 2020.
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
Credit Agreement	$250 million AES Indiana Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of June 19, 2019
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DOJ	U.S. Department of Justice
DSM	Demand Side Management
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company, which does business as AES Indiana
IRP	Integrated Resource Plan
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSR	New Source Review
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
SEC	United States Securities and Exchange Commission

Service Company	AES US Services, LLC
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Term Loan	$65 million IPALCO Term Loan Facility Credit Agreement, dated as of October 31, 2018
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES	$330,587	$311,503	$692,788	$668,885

OPERATING COSTS AND EXPENSES:
Fuel	52,840	43,351	137,571	112,139
Power purchased	41,748	43,082	66,331	78,549
Operation and maintenance	116,381	94,659	220,330	200,248
Depreciation and amortization	62,994	61,099	126,083	121,807
Taxes other than income taxes	8,745	11,606	21,696	23,664
Total operating costs and expenses	282,708	253,797	572,011	536,407

OPERATING INCOME	47,879	57,706	120,777	132,478

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,331	1,160	2,705	2,017
Interest expense	(32,199)	(33,935)	(62,266)	(64,016)
Loss on early extinguishment of debt	—	(2,415)	—	(2,415)
Other income, net	4,704	1,772	9,318	1,979
Total other expense, net	(26,164)	(33,418)	(50,243)	(62,435)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	21,715	24,288	70,534	70,043

Less: Income tax expense	4,505	5,165	14,540	14,937
NET INCOME	17,210	19,123	55,994	55,106

Less: Dividends on preferred stock	804	804	1,607	1,607
NET INCOME APPLICABLE TO COMMON STOCK	$16,406	$18,319	$54,387	$53,499

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income applicable to common stock	$16,406	$18,319	$54,387	$53,499

Derivative activity:
Change in derivative fair value, net of income tax (expense)/benefit of $5,361, $1,388, $(4,294) and $13,910, for each respective period	(17,143)	(4,026)	12,907	(40,339)
Reclassification to earnings, net of income tax benefit of $431, $463, $284 and $463, for each respective period	1,376	1,344	920	1,344
Net change in fair value of derivatives	(15,767)	(2,682)	13,827	(38,995)

Other comprehensive income / (loss)	(15,767)	(2,682)	13,827	(38,995)

Net comprehensive income	$639	$15,637	$68,214	$14,504

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,629	$20,502
Restricted cash	5	6,120
Accounts receivable, net of allowance for credit losses of $1,553 and $3,155, respectively	158,962	165,193
Inventories	81,460	95,506
Regulatory assets, current	62,188	45,430
Taxes receivable	20,709	24,384
Prepayments and other current assets	30,369	17,842
Total current assets	374,322	374,977
NON-CURRENT ASSETS:
Property, plant and equipment	6,479,619	6,530,395
Less: Accumulated depreciation	2,594,590	2,643,695
	3,885,029	3,886,700
Construction work in progress	246,871	209,584
Total net property, plant and equipment	4,131,900	4,096,284
OTHER NON-CURRENT ASSETS:
Intangible assets - net	56,765	59,141
Regulatory assets, non-current	372,339	392,801
Other non-current assets	58,879	46,716
Total other non-current assets	487,983	498,658
TOTAL ASSETS	$4,994,205	$4,969,919
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (Note 5)	$100,000	$169,907
Accounts payable	151,511	127,089
Accrued taxes	26,404	26,620
Accrued interest	31,785	31,733
Customer deposits	27,747	27,929
Regulatory liabilities, current	12,503	30,036
Accrued and other current liabilities	15,606	19,453
Total current liabilities	365,556	432,767
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	2,652,396	2,556,278
Deferred income tax liabilities	291,517	275,714
Taxes payable	7,552	7,458
Regulatory liabilities, non-current	830,788	839,360
Accrued pension and other postretirement benefits	5,426	5,334
Asset retirement obligations	194,926	195,236
Derivative liabilities, non-current	46,015	63,215
Other non-current liabilities	13,565	13,785
Total non-current liabilities	4,042,185	3,956,380
Total liabilities	4,407,741	4,389,147
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
Paid in capital	580,831	588,966
Accumulated other comprehensive loss	(29,593)	(43,420)
Accumulated deficit	(24,558)	(24,558)
Total common shareholders' equity	526,680	520,988
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	586,464	580,772
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,994,205	$4,969,919

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,994	$55,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,083	121,807
Amortization of deferred financing costs and debt discounts	1,977	2,087
Deferred income taxes and investment tax credit adjustments - net	5,866	860
Allowance for equity funds used during construction	(2,705)	(2,017)
Loss on early extinguishment of debt	—	2,415
Change in certain assets and liabilities:
Accounts receivable	6,231	(2,589)
Inventories	9,900	(23,346)
Accounts payable	22,316	(16,396)
Accrued and other current liabilities	(3,934)	(3,996)
Accrued taxes payable/receivable	3,553	21,144
Accrued interest	52	(1,951)
Pension and other postretirement benefit assets and liabilities	(8,284)	(3,452)
Short-term and long-term regulatory assets and liabilities	(21,026)	(799)
Prepayments and other current assets	(12,526)	(3,169)
Other - net	(4,398)	619
Net cash provided by operating activities	179,099	146,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(132,305)	(92,848)
Project development costs	(624)	(1,206)
Cost of removal and regulatory recoverable ARO payments	(12,562)	(19,488)
Other	—	101
Net cash used in investing activities	(145,491)	(113,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	100,000	30,000
Repayments under revolving credit facilities	(75,000)	—
Long-term borrowings, net of discount	—	474,568
Retirement of long-term debt, including early payment premium	—	(472,135)
Distributions to shareholders	(62,579)	(53,227)
Preferred dividends of subsidiary	(1,607)	(1,607)
Deferred financing costs paid	(280)	(5,664)
Payments for financed capital expenditures	(36)	—
Other	(94)	(118)
Net cash used in financing activities	(39,596)	(28,183)
Net change in cash, cash equivalents and restricted cash	(5,988)	4,699
Cash, cash equivalents and restricted cash at beginning of period	26,622	48,552
Cash, cash equivalents and restricted cash at end of period	$20,634	$53,251

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$59,195	$62,167
Income taxes	5,000	12,000
Non-cash investing activities:
Accruals for capital expenditures	$56,465	$35,617

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholders' Equity
and Noncontrolling Interest
For the Three and Six Months Ended June 30, 2021 and 2020
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
2021
Beginning Balance	$588,966	$(43,420)	$(24,558)	$520,988	$59,784
Net comprehensive income/(loss)	—	29,594	37,981	67,575	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(30,073)	(30,073)	—
Other	41	—	—	41	—
Balance at March 31, 2021	$589,007	$(13,826)	$(16,650)	$558,531	$59,784
Net comprehensive income/(loss)	—	(15,767)	16,406	639	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders(1)	(8,192)	—	(24,314)	(32,506)	—
Other	16	—	—	16	—
Balance at June 30, 2021	$580,831	$(29,593)	$(24,558)	$526,680	$59,784

2020
Beginning Balance	$590,784	$(19,750)	$(24,558)	$546,476	$59,784
Net comprehensive income/(loss)	—	(36,313)	35,180	(1,133)	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(26,631)	(26,631)	—
Other	49	—	—	49	—
Balance at March 31, 2020	$590,833	$(56,063)	$(16,009)	$518,761	$59,784
Net comprehensive income/(loss)	—	(2,682)	18,319	15,637	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders	—	—	(26,596)	(26,596)	—
Other	37	—	—	37	—
Balance at June 30, 2020	$590,870	$(58,745)	$(24,286)	$507,839	$59,784

 (1) IPALCO made return of capital payments of $8.2 million during the three months ended June 30, 2021 for the portion of current year distributions to shareholders in excess of current year net income.

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 514,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana owns and operates four generating stations, all within the state of Indiana. AES Indiana’s largest generating station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023 (for further discussion, see Note 2, "Regulatory Matters - IRP Filing and Replacement Generation"). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of June 30, 2021, AES Indiana’s net electric generation capacity for winter is 3,475 MW and net summer capacity is 3,330 MW.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts as shown on the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2021	2020
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$20,629	$20,502
Restricted cash	5	6,120
Total cash, cash equivalents and restricted cash	$20,634	$26,622

Accounts Receivable

The following table summarizes our accounts receivable balances at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(In Thousands)
Accounts receivable, net
Customer receivables	$84,477	$91,335
Unbilled revenue	66,530	72,334
Amounts due from related parties	—	490
Other	9,508	4,189
Allowance for credit losses	(1,553)	(3,155)
Total accounts receivable, net	$158,962	$165,193

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated (in Thousands):

Six Months Ended June 30, 2021	Beginning Allowance Balance at January 1, 2021	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at June 30, 2021
Allowance for credit losses	$3,155	$1,030	$(3,741)	$1,109	$1,553

Six Months Ended June 30, 2020	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at June 30, 2020
Allowance for credit losses	$921	$4,312	$(3,697)	$2,517	$4,053

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of June 30, 2021. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses have decreased due to lower past due customer receivable balances.

Inventories

The following table summarizes our inventories balances at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(In Thousands)
Inventories
Fuel	$21,328	$36,953
Materials and supplies, net	60,132	58,553
Total inventories	$81,460	$95,506

AOCL

The amounts reclassified out of AOCL by component during the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

Details about AOCL components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Gains and losses on cash flow hedges (Note 4):	Interest expense	$1,807	$1,807	$1,204	$1,807
	Income tax expense	(431)	(463)	(284)	(463)
Total reclassifications for the period, net of income taxes		$1,376	$1,344	$920	$1,344

See Note 4, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information on the changes in the components of AOCL.

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

2. REGULATORY MATTERS

IRP Filing and Replacement Generation

On February 5, 2021, AES Indiana announced an agreement to acquire a 195 MW solar project to be developed in Clinton County, Indiana and expected to be completed in 2023. On February 12, 2021, AES Indiana filed a petition and case-in-chief with the IURC seeking a CPCN for this solar project and on June 16, 2021, AES Indiana received an order from the IURC approving the project.

On August 2, 2021, AES Indiana announced plans to acquire a 250 MW solar and 180 MWh energy storage facility to be developed in Pike County, Indiana and expected to be completed in 2024. The plans require approval from the IURC. On July 30, 2021, AES Indiana filed a petition and case-in-chief with the IURC seeking a CPCN for this solar project.

On February 26, 2021, as a result of the plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively, AES Indiana filed a petition with the IURC for approvals and cost recovery associated with these retirements, including: (1) approval of AES Indiana's creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) amortization of the regulatory assets based upon the Company’s depreciation rates; and (3) recovery of the regulatory assets through inclusion in AES Indiana’s rate base and ongoing amortization in AES Indiana’s future rate cases. AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has $65.6 million of Petersburg Unit 1 retirement costs recorded in long-term regulatory assets as of June 30, 2021.

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

Forward Power Contracts

In the second quarter of 2021, we entered into forward purchase power contracts. The forward power contracts have a combined notional amount outstanding of 398,960 MWhs. All changes in the market value of the forward power contracts are recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 4, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at June 30, 2021 and December 31, 2020 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at June 30, 2021	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$16	$16	$—	$—
Mutual funds	3,515	—	3,515	—
Total VEBA investments	3,531	16	3,515	—
Financial transmission rights	2,658	—	—	2,658
Forward power contracts	2,651	—	2,651	—
Total financial assets measured at fair value	$8,840	$16	$6,166	$2,658
Financial liabilities:
Interest rate hedges	$46,015	$—	$46,015	$—
Total financial liabilities measured at fair value	$46,015	$—	$46,015	$—

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2020	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$16	$16	$—	$—
Mutual funds	3,209	—	3,209	—
Total VEBA investments	3,225	16	3,209	—
Financial transmission rights	543	—	—	543
Total financial assets measured at fair value	$3,768	$16	$3,209	$543
Financial liabilities:
Interest rate hedges	$63,215	$—	$63,215	$—
Total financial liabilities measured at fair value	$63,215	$—	$63,215	$—

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	June 30, 2021		December 31, 2020
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,683,800	$3,179,608	$2,683,800	$3,295,588
Variable-rate	100,000	100,000	75,000	75,000
Total indebtedness	$2,783,800	$3,279,608	$2,758,800	$3,370,588

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $24.9 million and $26.0 million at June 30, 2021 and December 31, 2020, respectively; and

•unamortized discounts of $6.5 million and $6.6 million at June 30, 2021 and December 31, 2020, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use derivatives principally to manage the interest rate risk associated with refinancing our long-term debt and the risk of price changes for purchased power. The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. We monitor and value derivative positions monthly as part of our risk management processes. We use published sources for pricing, when possible, to mark positions to market. All of our derivative instruments are used for risk management purposes and are designated as cash flow hedges if they qualify under ASC 815 for accounting purposes.

For further information on the Company’s derivative and hedge accounting policies, see Note 1, "Overview and Summary of Significant Accounting Policies - Financial Derivatives" and Note 5, "Derivative Instruments and Hedging Activities" to IPALCO’s 2020 Form 10-K.

At June 30, 2021, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	13,182	—	13,182
Forward power contracts	Not Designated	MWh	399	—	399
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

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended June 30,
$ in thousands (net of tax)	2021	2020
Beginning accumulated derivative loss in AOCL	$(13,826)	$(56,063)

Net gains / (losses) associated with current period hedging transactions	(17,143)	(4,026)
Net (gains) / losses reclassified to interest expense, net of tax	1,376	1,344
Ending accumulated derivative loss in AOCL	$(29,593)	$(58,745)

	Interest Rate Hedges for the Six Months Ended June 30,
$ in thousands (net of tax)	2021	2020
Beginning accumulated derivative loss in AOCL	$(43,420)	$(19,750)

Net gains / (losses) associated with current period hedging transactions	12,907	(40,339)
Net (gains) / losses reclassified to interest expense, net of tax	920	1,344
Ending accumulated derivative loss in AOCL	$(29,593)	$(58,745)

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	39

Derivatives Not Designated as Hedge

FTRs and the forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value when acquired and subsequently amortized over the annual period as they are used. FTRs are initially recorded at fair value using the income approach. The forward power contracts are recorded at fair value with changes in the fair value charged or credited to the Consolidated Statements of Operations in the period in which the change occurred. Forward power contracts are fair valued using the market approach. This is commonly referred to as "MTM accounting". Realized gains and losses on the forward power contracts will be included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets. For the three and six months ended June 30, 2021, there were unrealized gains of $2.7 million and realized gains of $0.8 million related to the forward power contracts that were deferred and included with deferred fuel costs in "Regulatory assets, current" on the accompanying Condensed Consolidated Balance Sheets.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or mark to market accounting and are recognized in the consolidated statements of operations on an accrual basis.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of June 30, 2021, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	June 30, 2021	December 31, 2020
Financial transmission rights	Not a Cash Flow Hedge	Prepayments and other current assets	$2,658	$543
Forward power contracts	Not a Cash Flow Hedge	Prepayments and other current assets	$2,651	$—
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, non-current	$46,015	$63,215

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		June 30,	December 31,
Series	Due	2021	2020
		(In Thousands)
AES Indiana first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
Unamortized discount – net		(5,930)	(6,006)
Deferred financing costs		(16,939)	(17,384)
Total AES Indiana first mortgage bonds		1,780,931	1,780,410
Total Long-term Debt – AES Indiana		1,780,931	1,780,410
Long-term Debt – IPALCO:
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
Unamortized discount – net		(576)	(625)
Deferred financing costs		(7,959)	(8,600)
Total Long-term Debt – IPALCO		871,465	870,775
Total Consolidated IPALCO Long-term Debt		2,652,396	2,651,185
Less: Current Portion of Long-term Debt		—	94,907
Net Consolidated IPALCO Long-term Debt		$2,652,396	$2,556,278

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

AES Indiana First Mortgage Bonds

In July 2021, the Indiana Finance Authority issued on behalf of AES Indiana an aggregate principal amount of $95 million of Environmental Facilities Refunding Revenue Bonds, Series 2021A&B. AES Indiana issued $95 million aggregate principal amount of first mortgage bonds to the Indiana Finance Authority in two series: $55 million Series 2021A bonds at 1.40% due August 1, 2029 and $40 million Series 2021B notes at 0.65% due August 1, 2025 to secure the loan of proceeds from these bonds issued by the Indiana Finance Authority. Proceeds of the bonds were used to refund $95 million of Indiana Finance Authority Environmental Facilities Refunding Revenue Bonds Series 2011A&B due August 1, 2021 at a redemption price of 100%. As a result of this refinancing, the $95 million of Indiana Finance Authority Environmental Facilities Refunding Revenue Bonds Series 2011A&B due August 1, 2021 are presented as long-term debt as of June 30, 2021.

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

Pursuant to a registration rights agreement dated April 14, 2020, IPALCO agreed to register the 2030 IPALCO Notes under the Securities Act by filing an exchange offer registration statement or, under specified circumstances, a shelf registration statement with the SEC. IPALCO filed a registration statement on Form S-4 with respect to the 2030 IPALCO Notes with the SEC on March 22, 2021 in respect of its obligations under such registration rights agreement, and this registration statement was declared effective on April 7, 2021. The exchange offer closed on May 11, 2021.

Line of Credit

As of June 30, 2021 and December 31, 2020, AES Indiana had $100.0 million and $75.0 million in outstanding borrowings on the committed line of credit, respectively.

6. INCOME TAXES

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rate was 20.7% and 20.6% for the three and six months ended June 30, 2021, respectively, as compared to 21.3% and 21.3% for the three and six months ended June 30, 2020, respectively. The decrease in the effective tax rate versus the comparable periods was primarily due to the impact of the reversal of excess deferred income taxes as a percentage of pre-tax income. The rates for the three and six months ended June 30, 2021 are lower than the combined federal and state statutory rate of 25.01% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Indiana, which was partially offset by the net tax expense related to the amortization of allowance for equity funds used during construction.

7. BENEFIT PLANS

Pension Expense

The following table presents net periodic benefit (credit) / cost information relating to the Pension Plans combined:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Components of net periodic benefit (credit) / cost:
Service cost	$2,335	$2,068	$4,669	$4,136
Interest cost	3,915	5,538	7,830	11,076
Expected return on plan assets	(10,454)	(9,445)	(20,908)	(18,890)
Amortization of prior service cost	736	919	1,472	1,838
Amortization of actuarial loss	1,382	2,028	2,764	4,057
Net periodic benefit (credit) / cost	$(2,086)	$1,108	$(4,173)	$2,217

The components of net periodic benefit (credits) / costs other than service costs are included in "Other income, net" in the Unaudited Condensed Consolidated Statements of Operations.

In addition, AES Indiana provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $4.4 million and $4.3 million at June 30, 2021 and December 31, 2020, respectively, were not material to the Financial Statements in the periods covered by this report.

8. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2021 and December 31, 2020, total legal loss contingencies accrued were $13.4 million and $13.4 million, respectively, which were included in "Other Non-Current Liabilities," on the accompanying Unaudited Condensed Consolidated Balance Sheets. A significant portion of these accrued liabilities relate to a personal injury judgement that is currently under appeal and involved injuries to a contractor. We maintain an amount of insurance protection for such litigation that we believe is adequate. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

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

New Source Review and Other CAA NOVs

In October 2009, AES Indiana received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleged violations of the CAA at AES Indiana’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and non-attainment New Source Review (NSR) requirements under the CAA. In addition, on October 1, 2015, AES Indiana received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at AES Indiana Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of PSD, non-attainment NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. On August 31, 2020, AES Indiana reached a settlement with the EPA, the DOJ and IDEM resolving the purported violations of the CAA with respect to the four coal-fired generation units at AES Indiana's Petersburg location. The settlement agreement, in the form of a proposed judicial consent decree, was approved and entered by the U.S. District Court for the Southern District of Indiana on March 23, 2021, and includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than AES Indiana's current Title V air permit; payment of civil penalties totaling $1.525 million (the payment of which was satisfied by AES Indiana in April 2021); a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.325 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If AES Indiana does not meet this retirement obligation, it must install a Selective Non-Catalytic Reduction System (SNCR) on Unit 4. AES Indiana had a contingent liability recorded related to these New Source Review and other CAA NOV matters.

9. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through AES Indiana, which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other nonutility business activities aggregated separately. The “All Other” nonutility category primarily includes the 2024 IPALCO Notes and 2030 IPALCO Notes and related interest expense, balance associated with IPALCO's interest rate hedges, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$330,587	$—	$330,587	$311,503	$—	$311,503
Depreciation and amortization	$62,994	$—	$62,994	$61,099	$—	$61,099
Interest expense	$21,255	$10,944	$32,199	$21,882	$12,053	$33,935
Earnings/(loss) from operations before income tax	$32,587	$(10,872)	$21,715	$38,770	$(14,482)	$24,288

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$692,788	$—	$692,788	$668,885	$—	$668,885
Depreciation and amortization	$126,083	$—	$126,083	$121,807	$—	$121,807
Interest expense	$42,776	$19,490	$62,266	$43,802	$20,214	$64,016
Earnings/(loss) from operations before income tax	$89,882	$(19,348)	$70,534	$93,737	$(23,694)	$70,043
Capital expenditures(1)	$132,341	$—	$132,341	$92,848	$—	$92,848

	As of June 30, 2021			As of December 31, 2020
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$4,975,344	$18,861	$4,994,205	$4,952,408	$17,511	$4,969,919

(1) Capital expenditures includes payments for financed capital expenditures of $36.0 thousand and $0.0 thousand for the six months ended June 30, 2021 and June 30, 2020, respectively.

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

AES Indiana’s revenue from contracts with customers was $318.5 million and $302.4 million for the three months ended June 30, 2021 and 2020, respectively, and $672.2 million and $654.3 million for the six months ended June 30, 2021 and 2020, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended	For the Three Months Ended
	June 30, 2021	June 30, 2020
Retail Revenues
Retail revenue from contracts with customers:
Residential	$129,254	$127,752
Small commercial and industrial	48,208	43,402
Large commercial and industrial	127,009	119,302
Public lighting	2,270	2,309
Other (1)	4,175	2,805
Total retail revenue from contracts with customers	310,916	295,570
Alternative revenue programs	11,710	8,789
Wholesale Revenues
Wholesale revenues from contracts with customers:	4,918	4,501
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	2,692	2,329
Other miscellaneous revenues (2)	351	314
Total Revenues	$330,587	$311,503

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020
Retail Revenues
Retail revenue from contracts with customers:
Residential	$289,757	$283,161
Small commercial and industrial	102,725	97,655
Large commercial and industrial	240,449	241,340
Public lighting	4,456	4,614
Other (1)	8,366	6,693
Total retail revenue from contracts with customers	645,753	633,463
Alternative revenue programs	19,305	13,684
Wholesale Revenues
Wholesale revenues from contracts with customers:	21,027	15,809
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	5,373	5,061
Other miscellaneous revenues (2)	1,330	868
Total Revenues	$692,788	$668,885

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers were $149.8 million and $163.8 million as of June 30, 2021 and December 31, 2020, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days.

Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $0.0 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively. During the three months ended June 30, 2021 and 2020, we recognized revenue of $0.2 million and $0.3 million related to this contract liability balance, respectively. During the six months ended June 30, 2021 and 2020, we recognized revenue of $0.5 million and $0.7 million related to this contract liability balance, respectively.

11. LEASES

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Unaudited Condensed Consolidated Statements of Operations was $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and was $0.6 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Unaudited Condensed Consolidated Balance Sheet were $4.6 million and $1.0 million, respectively, as of June 30, 2021 and $4.3 million and $0.8 million, respectively, as of December 31, 2020.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of June 30, 2021.

The following table shows the future minimum lease receipts as of June 30, 2021 for the remainder of 2021 through 2025 and thereafter (in thousands):

Operating Leases
2021	$443
2022	903
2023	906
2024	786
2025	553
Thereafter	2,113
Total	$5,704

12. RISKS AND UNCERTAINTIES

COVID-19 Pandemic

The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. Many countries, including the U.S., reacted to the pandemic by instituting quarantines and mandating business and school closures or limitations and other social distancing measures. Responses to the COVID-19 pandemic by the State of Indiana and its residents and businesses continue to evolve as vaccine availability and usage continues and the State and businesses review and adjust the scope requirements of social distancing measures. Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service territory. We continue to take a variety of measures in response to the spread of COVID-19 to ensure our ability to generate, transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and may continue to incur expenses relating to COVID-19, including those that relate to events outside of our control. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q.

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, including our expectations regarding the impact of the COVID-19 pandemic on our business, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2020 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and uncertainties that may affect our business.

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

EXECUTIVE SUMMARY

Compared with the same period in the prior year, the results for the three months ended June 30, 2021 reflect lower earnings from operations before income tax of $2.6 million or 10.6% primarily due to factors including, but not limited to:

•an increase in operation and maintenance expense primarily due to higher outage costs.

This was partially offset by:

•a net increase in margin due to higher volumes of retail kWh sold mostly due to higher weather-normalized demand resulting from unfavorable demand impacts of the COVID-19 pandemic in the prior year; and
•lower pension costs.

Compared with the same period in the prior year, the results for the six months ended June 30, 2021 reflect higher earnings from operations before income tax of $0.5 million, or 0.7%, primarily due to factors including, but not limited to:

•a net increase in margin due to higher volumes of retail kWh sold mostly due to favorable weather; and
•lower pension costs.

These were partially offset by:

•an increase in operation and maintenance expense primarily due to higher outage costs.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended				Six Months Ended
	June 30,				June 30,
$ in Thousands	2021	2020	$ change	% change	2021	2020	$ change	% change

REVENUES	$330,587	$311,503	$19,084	6.1%	$692,788	$668,885	$23,903	3.6%

OPERATING COSTS AND EXPENSES:
Fuel	52,840	43,351	9,489	21.9%	137,571	112,139	25,432	22.7%
Power purchased	41,748	43,082	(1,334)	(3.1)%	66,331	78,549	(12,218)	(15.6)%
Operation and maintenance	116,381	94,659	21,722	22.9%	220,330	200,248	20,082	10.0%
Depreciation and amortization	62,994	61,099	1,895	3.1%	126,083	121,807	4,276	3.5%
Taxes other than income taxes	8,745	11,606	(2,861)	(24.7)%	21,696	23,664	(1,968)	(8.3)%
Total operating costs and expenses	282,708	253,797	28,911	11.4%	572,011	536,407	35,604	6.6%

OPERATING INCOME	47,879	57,706	(9,827)	(17.0)%	120,777	132,478	(11,701)	(8.8)%

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,331	1,160	171	14.7%	2,705	2,017	688	34.1%
Interest expense	(32,199)	(33,935)	1,736	(5.1)%	(62,266)	(64,016)	1,750	(2.7)%
Loss on early extinguishment of debt	—	(2,415)	2,415	(100.0)%	—	(2,415)	2,415	(100.0)%
Other income, net	4,704	1,772	2,932	165.5%	9,318	1,979	7,339	370.8%
Total other expense, net	(26,164)	(33,418)	7,254	(21.7)%	(50,243)	(62,435)	12,192	(19.5)%

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	21,715	24,288	(2,573)	(10.6)%	70,534	70,043	491	0.7%

Less: Income tax expense	4,505	5,165	(660)	(12.8)%	14,540	14,937	(397)	(2.7)%
NET INCOME	17,210	19,123	(1,913)	(10.0)%	55,994	55,106	888	1.6%

Less: Dividends on preferred stock	804	804	—	—%	1,607	1,607	—	—%
NET INCOME APPLICABLE TO COMMON STOCK	$16,406	$18,319	$(1,913)	(10.4)%	$54,387	$53,499	$888	1.7%

Revenues

Revenues during the three and six months ended June 30, 2021 increased $19.1 million and $23.9 million, respectively, compared to the same periods in 2020, which resulted from the following changes (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues:
Retail revenues	$322,627	$304,359	$18,268	6.0%	$665,059	$647,147	$17,912	2.8%
Wholesale revenues	4,918	4,501	417	9.3%	21,027	15,809	5,218	33.0%
Miscellaneous revenues	3,042	2,643	399	15.1%	6,702	5,929	773	13.0%
Total revenues	$330,587	$311,503	$19,084	6.1%	$692,788	$668,885	$23,903	3.6%

Heating degree days:
Actual	575	640	(65)	(10.2)%	3,279	3,074	205	6.7%
30-year average	532	531			3,290	3,290

Cooling degree days:
Actual	367	342	25	7.3%	367	342	25	7.3%
30-year average	312	310			312	310

The following table presents additional data on kWh sold:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	kWh Change	% Change	2021	2020	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,080	1,109	(29)	(2.6)%	2,609	2,531	78	3.1%
Small commercial and industrial	400	367	33	9.0%	883	843	40	4.7%
Large commercial and industrial	1,494	1,381	113	8.2%	2,874	2,818	56	2.0%
Public lighting	5	6	(1)	(16.7)%	11	16	(5)	(31.3)%
Sales – retail customers	2,979	2,863	116	4.1%	6,377	6,208	169	2.7%
Wholesale	172	189	(17)	(9.0)%	819	674	145	21.5%
Total kWh sold	3,151	3,052	99	3.2%	7,196	6,882	314	4.6%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended June 30, 2021 as compared to the same period in the prior year:
The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the six months ended June 30, 2021 as compared to the same period in the prior year:

During the three months ended June 30, 2021, revenue increased $19.1 million to $330.6 million compared to $311.5 million in the same period of the prior year, and, during the six months ended June 30, 2021, revenue increased $23.9 million to $692.8 million compared to $668.9 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

$ in millions	Three months ended June 30, 2021 vs. 2020	Six months ended June 30, 2021 vs. 2020
Retail revenues:

Volume:
Net increase in the volume of kWh sold, primarily due to higher weather-normalized demand during the three months ended June 30, 2021 attributable to the unfavorable demand impacts of the COVID-19 pandemic in the prior year and favorable weather in our service territory for the six months ended June 30, 2021 versus the comparable period	$8.9	$16.7
Price:
Net increase/(decrease) in the weighted average price of retail kWh sold, primarily due to higher fuel revenues during the three months ended June 30, 2021, including a higher reduction due to excess earnings under FAC provision in the prior period, and unfavorable block rate(1) and other retail rate variances for the three and six months ended June 30, 2021	5.1	(6.1)

Other:
Mostly due to increases in alternative revenue programs as a result of a favorable DSM shared savings true-up recorded in the current period	4.3	7.3

Net change in retail revenues	18.3	17.9

Wholesale revenues:

Volume:
Net (decrease)/increase in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	(0.4)	3.4
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	0.8	1.8

Net change in wholesale revenues	0.4	5.2

Miscellaneous revenues	0.4	0.8

Net change in revenues	$19.1	$23.9

(1)Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases and vice versa.

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three and six months ended June 30, 2021 compared to the same periods in 2020 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating costs and expenses:
Fuel	$52,840	$43,351	$9,489	21.9%	$137,571	$112,139	$25,432	22.7%
Power purchased	41,748	43,082	(1,334)	(3.1)%	66,331	78,549	(12,218)	(15.6)%
Operation and maintenance	116,381	94,659	21,722	22.9%	220,330	200,248	20,082	10.0%
Depreciation and amortization	62,994	61,099	1,895	3.1%	126,083	121,807	4,276	3.5%
Taxes other than income taxes	8,745	11,606	(2,861)	(24.7)%	21,696	23,664	(1,968)	(8.3)%
Total operating costs and expenses	$282,708	$253,797	$28,911	11.4%	$572,011	$536,407	$35,604	6.6%

Fuel

The increases in fuel costs of $9.5 million and $25.4 million during the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three months ended June 30, 2021 vs. 2020	Six months ended June 30, 2021 vs. 2020
Volume:
Coal	$31.2	$48.6
Natural gas	(17.6)	(23.7)
Oil	0.4	0.3
Net change in volume	14.0	25.2
Price:
Coal	1.5	(0.9)
Natural gas	7.9	29.7
Oil	—	(0.1)
Deferred fuel	(13.9)	(28.5)
Net change in price	(4.5)	0.2

Net change in fuel expense	$9.5	$25.4

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

Power Purchased

The decreases in power purchased of $1.3 million and $12.2 million during the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three months ended June 30, 2021 vs. 2020	Six months ended June 30, 2021 vs. 2020
Net change in the volume of power purchased primarily due to AES Indiana's generation units running more frequently during 2021, as well as the timing and duration of outages during these respective periods	$(3.6)	$(21.7)
Net change in the market price of power purchased	1.9	9.5
Other, net	0.4	—
Net change in power purchased costs	$(1.3)	$(12.2)

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

Operation and Maintenance

The increases in Operation and maintenance of $21.7 million and $20.1 million during the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three months ended June 30, 2021 vs. 2020	Six months ended June 30, 2021 vs. 2020
Increase in maintenance expenses primarily due to increased outage costs	$11.7	$7.2
Increase in compensation expenses, including wages, vacation, and other people expenses	2.0	3.2
Increase in charges from the Service Company	2.5	2.5
Increase in insurance expense and premiums	1.8	2.2
Increase in chemical expenses	1.9	1.9
Other, net	1.8	3.1
Net change in operation and maintenance costs	$21.7	$20.1

Depreciation and Amortization

The increases in Depreciation and amortization expense of $1.9 million and $4.3 million during the three and six months ended June 30, 2021, respectively, compared to the same periods of the prior year were mostly attributed to the impact of additional assets placed in service.

Taxes Other Than Income Taxes

The decreases in Taxes other than income taxes of $2.9 million and $2.0 million during the three and six months ended June 30, 2021, respectively, was mostly attributed to lower property taxes primarily as a result of lower assessed values.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three and six months ended June 30, 2021 compared to the same period in 2020 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$1,331	$1,160	$171	14.7%	$2,705	$2,017	$688	34.1%
Interest expense	(32,199)	(33,935)	1,736	(5.1)%	(62,266)	(64,016)	1,750	(2.7)%
Loss on early extinguishment of debt	—	(2,415)	2,415	100.0%	—	(2,415)	2,415	100.0%
Other income, net	4,704	1,772	2,932	165.5%	9,318	1,979	7,339	370.8%
Total other income/(expense), net	$(26,164)	$(33,418)	$7,254	(21.7)%	$(50,243)	$(62,435)	$12,192	(19.5)%

Interest Expense

During the three months ended June 30, 2021, Interest expense decreased $1.7 million compared to the same period in the prior year primarily due to a lower average long-term debt balance during the period and increased capitalized interest.

During the six months ended June 30, 2021, Interest expense decreased $1.8 million compared to the same period in the prior year primarily due to increased capitalized interest and lower amortization of unrealized losses on interest rate hedges.

Loss on Early Extinguishment of Debt

The decreases in Loss on early extinguishment of debt of $2.4 million during the three and six months ended June 30, 2021, respectively, were primarily due to a make-whole premium and write-off of deferred financing costs due to the redemption of $405 million of 2020 IPALCO Notes and $65 million IPALCO Term Loan in the second quarter of 2020.

Other Income/(Expense), Net

The increases in Other income/(expense), net of $2.9 million and $7.3 million during the three and six months ended June 30, 2021, respectively, were primarily due to decreases in defined benefit plan costs of $3.5 million and $7.3 million, respectively, due to lower interest cost and a higher expected return on plan assets compared to the prior year.

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

COVID-19 Pandemic

The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. Responses to the COVID-19 pandemic by the State of Indiana and its residents and businesses continue to evolve as vaccine availability and usage continues and the State and businesses review and adjust the scope and requirements of social distancing measures.

Social distancing measures designed to slow the spread of the virus, such as business closures and operations limitations, impact energy demand within our service industry. In addition to the impacts to demand within our service territory, we also have incurred and may continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. We experienced impacts from the pandemic in 2020 and into 2021 and expect to continue to experience impacts for the remainder of 2021, and any such impacts during that time or in other future periods could have material and adverse effects on our results of operations, financial condition and cash flows. The following discussion highlights our assessment of the impacts of the COVID-19 pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see "Item 1A. Risk Factors" to IPALCO’s 2020 Form 10-K.

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

Demand - As the economic impact of the COVID-19 pandemic started to materialize in Indiana in the second half of March 2020 and continued for the duration of 2020 and into 2021, the COVID-19 pandemic primarily impacted our retail sales demand. Retail sales demand decreased in 2020 mostly from small and large commercial and industrial customers, but has started to recover in 2021 as shown by the changes in weather-normalized volumes of kWh sold by customer class as follows:

	For the three months ended			For the three months ended		For the six months ended
	March 31,		(2.9)%	June 30,		June 30,
Customer Class	2021 vs. 2020	2020 vs. 2019	(2.9)%	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Residential	(0.9)%	1.6%	(2.9)%	(3.3)%	6.6%	(1.9)%	3.6%
Small commercial and industrial	(1.8)%	(1.8)%	(2.9)%	8.2%	(10.3)%	2.5%	(5.6)%
Large commercial and industrial	(4.1)%	(2.8)%	(3.9)%	7.9%	(11.0)%	1.8%	(7.0)%
Total	(2.4)%	(0.8)%		3.6%	(4.9)%	0.3%	(2.7)%

As noted above, we also have incurred and may continue to incur expenses relating to COVID-19, however see Note 2, “Regulatory Matters - IURC COVID-19 Orders” to IPALCO’s 2020 Form 10-K for a discussion of regulatory measures which partially mitigate the impact of these expenses. While we have continued to experience COVID-19 impacts into 2021, we expect that such impacts would lessen as the scope and requirements of social distancing measures continue to be adjusted and energy demand improves. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

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

CARES Act - The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, we have deferred the payment of federal payroll taxes in accordance with the provisions of this act. At June 30, 2021, the total deferral was approximately $5.0 million.

See Note 12, "Risks and Uncertainties" to the Financial Statements of this Form 10-Q for more information.

Operational

As part of AES Indiana's December 2019 Integrated Resource Plan filing, AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023. AES Indiana issued an all-source request for proposal to competitively procure replacement capacity by June 1, 2023, which is the first year AES Indiana is expected to have a capacity shortfall. Proposals were received through February 28, 2020 and are currently being evaluated. On February 5, 2021, AES Indiana announced an agreement to acquire a 195 MW solar project, expected to commence operations in 2023 and on June 16, 2021, AES Indiana received an order from the IURC approving the project. On August 2, 2021, AES Indiana announced plans to acquire a 250 MW solar and 180 MWh energy storage facility expected to commence operations in 2024, subject to approval from the IURC. For further discussion, see Note 2, "Regulatory Matters - IRP Filing and Replacement Generation" to the Financial Statements of this Form 10-Q and Note 2, "Regulatory Matters - IRP Filing" in IPALCO’s 2020 Form 10-K.

Regulatory and Environmental

Please see Note 2, "Regulatory Matters" to the Financial Statements of this Form 10-Q and Note 2, “Regulatory Matters” to IPALCO’s 2020 Form 10-K for a discussion of regulatory matters. We also are subject to numerous environmental laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal or beneficial reuse of CCR) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. Please see Note 8, “Commitments and Contingencies” to the Financial Statements of this Form 10-Q for a description of certain environmental matters. In addition, the following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Regulatory Matters” and “Item 1. Business - Environmental Matters” in IPALCO’s 2020 Form 10-K.

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
Additionally, on September 13, 2019, the D.C. Circuit remanded a portion of the October 2016 CSAPR Update Rule to the EPA. In December 2018, EPA determined that the 2016 CSAPR Update Rule fully satisfied 20 states
(including Indiana) good neighbor obligations with respect to the 2008 Ozone NAAQS (“CSAPR Close-Out Rule”), obviating the need for EPA to promulgate Federal Implementation Plans (FIPs) in these states. In October 2019, the
D.C. Circuit vacated and remanded the CSAPR Close-Out Rule. On July 28, 2020, the D.C. Circuit ordered EPA to issue FIPs addressing seven states’ (including Indiana) outstanding 2008 NAAQS “good neighbor” obligations by
March 15, 2021. On April 30, 2021, EPA published a final rule to address the 2020 D.C. Circuit decision. EPA is issuing new or amended federal implementation plans for 12 states, including Indiana, with revised CSAPR NOx ozone season emission budgets for electric generating units within these states via a new CSAPR NOx Ozone Season Group 3 Trading Program. Implementation began during the 2021 ozone season (May through September 2021) with an effective date of June 29, 2021. AES Indiana facilities will receive fewer ozone season NOx allowances for future NOx Ozone Seasons beginning in 2021 and later, possibly resulting in the need to purchase additional allowances.

At this time we cannot predict what the impact of these rule revisions or potential future legal outcomes, but any such impact could be material to our business, financial condition or results of operation.

Macroeconomic and Political

Reference Rate Reform

As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties" of IPALCO's 2020 Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association ("IBA") has determined that it will cease publication of one week and two month LIBOR rates by December 31, 2021, and will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. We maintain financial instruments that use LIBOR as an interest rate benchmark and will continue to engage with counterparties to make this transition.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of June 30, 2021, we had unrestricted cash and cash equivalents of $20.6 million and available borrowing capacity of $150 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2022. In December 2018, we received an order from the IURC granting us authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt, all of which authority remains available under the order as of June 30, 2021, and refinance up to $185 million in existing indebtedness, of which $95 million of authority remains available under the order as of June 30, 2021 and no authority remains following the July 2021 issuance of AES Indiana first mortgage bonds (see Note 5, “Debt - AES Indiana First Mortgage Bonds”). This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of June 30, 2021. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of June 30, 2021. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

AES Indiana First Mortgage Bonds

In July 2021, the Indiana Finance Authority issued on behalf of AES Indiana an aggregate principal amount of $95 million of Environmental Facilities Refunding Revenue Bonds, Series 2021A&B. For further discussion, please see Note 5, “Debt - AES Indiana First Mortgage Bonds.”

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change
Net cash provided by operating activities	$179,099	$146,323	$32,776
Net cash used in investing activities	(145,491)	(113,441)	(32,050)
Net cash used in financing activities	(39,596)	(28,183)	(11,413)
Net change in cash and cash equivalents	(5,988)	4,699	(10,687)
Cash, cash equivalents and restricted cash at beginning of period	26,622	48,552	(21,930)
Cash, cash equivalents and restricted cash at end of period	$20,634	$53,251	$(32,617)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change
Net income	$55,994	$55,106	$888
Depreciation and amortization	126,083	121,807	4,276
Deferred income taxes and investment tax credit adjustments - net	5,866	860	5,006
Other adjustments to net income	(728)	2,485	(3,213)
Net income, adjusted for non-cash items	187,215	180,258	6,957
Net change in operating assets and liabilities(1)	(8,116)	(33,935)	25,819
Net cash provided by operating activities	$179,099	$146,323	$32,776

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was driven by changes in the following (in thousands):

Increase from accounts payable is primarily due to timing of payments	$38,712
Increase from inventories primarily due to higher coal consumption in 2021	33,246
Decrease from short-term and long-term regulatory assets and liabilities is primarily due to higher deferred fuel expense in 2021	(20,227)
Decrease from accrued taxes payable/receivables is primarily due to timing of property tax and utility receipts tax payments, partially offset by lower tax sharing payments	(17,591)
Decrease from prepayments and other current assets is primarily due to increased payments to Service Company in 2021	(9,357)
Other	1,036
Net change in operating assets and liabilities	$25,819

Investing Activities

Net cash used in investing activities increased $32.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures due to higher growth related capital expenditures primarily from TDSIC Plan investments, partially offset by lower maintenance and environmental related capital expenditures	$(39,457)
Lower cash outflows on cost of removal and regulatory recoverable ARO payments due to timing of such payments	6,926
Other	481
Net change in investing activities	$(32,050)

Financing Activities

Net cash used in financing activities increased $11.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, which was primarily driven by (in thousands):

Higher distributions to shareholders	$(9,352)
Decrease from net borrowings under revolving credit facilities due to lower net draws on AES Indiana's line of credit in 2021	(5,000)
Increase from lower deferred financing costs paid in 2021	5,384
Other	(2,445)
Net change in financing activities	$(11,413)

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2021 through 2023 (including amounts already expended in the first six months of 2021) is currently estimated to cost approximately $1.5 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2021	2022	2023	from 2021 through 2023
Transmission and distribution related additions, improvements and extensions	$287	$268	$287	$842	(1)
Power generation related projects	55	266	222	543
Other miscellaneous equipment	63	53	35	151
Total estimated costs of capital expenditure program	$405	$587	$544	$1,536

(1) Additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

The amounts described in the capital expenditure program above include spending under AES Indiana's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027 (which includes estimated spending of $176.5 million in 2021, $190.0 million in 2022 and $212.6 million in 2023, respectively). Total TDSIC costs expended from project inception through June 30, 2021 were $217.9 million.

Additionally, estimated capital expenditure spending on environmental compliance costs for the three-year period from 2021 through 2023 includes the following (amounts in millions):

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project	Through June 30, 2021	of Project
NAAQS SO2 (1)	$27	$27	$—
Cooling water intake regulations (2)	$9	$2	$7

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

The following table presents the debt ratings and credit ratings (issuer/corporate rating) and outlook for IPALCO and AES Indiana.

Debt ratings	IPALCO	AES Indiana	Outlook
Fitch Ratings	BBB (a)	A (b)	Stable
Moody’s Investors Service	Baa3 (a)	A2 (b)	Stable
S&P Global Ratings	BBB- (a)	A- (b)	Positive

Credit ratings	IPALCO	AES Indiana	Outlook
Fitch Ratings	BBB-	BBB+	Stable
Moody’s Investors Service	—	Baa1	Stable
S&P Global Ratings	BBB	BBB	Positive
(a)Ratings relate to IPALCO’s Senior Secured Notes.
(b)Ratings relate to AES Indiana first mortgage bonds.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first six months of 2021 and 2020, IPALCO paid $62.6 million and $53.2 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements of IPALCO are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, "Overview and Summary of Significant Accounting Policies" of our 2020 Form 10-K. The Company’s critical accounting estimates are described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2020 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2020 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2021, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4.1	Sixty-ninth Supplemental Indenture, dated as of July 1, 2021
4.2	Seventieth Supplemental Indenture, dated as of July 1, 2021
101.INS	XBRL Instance Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

Date:	August 4, 2021	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2021	/s/ Jon S. Byers
Jon S. Byers
Controller
(Principal Accounting Officer)