Form 10-Q
period 2021-09-30
IPALCO ENTERPRISES, INC.
filed 2021-11-04
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

At November 3, 2021, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2021

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2020 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% Senior Secured Notes due May 1, 2030
ACE	Affordable Clean Energy
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
Credit Agreement	$250 million AES Indiana Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of June 19, 2019
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DOJ	U.S. Department of Justice
DSM	Demand Side Management
EGUs	Electrical Generating Units
ELG	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company, which does business as AES Indiana
IRP	Integrated Resource Plan
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSR	New Source Review

Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PSD	Prevention of Significant Deterioration
SEC	United States Securities and Exchange Commission
Service Company	AES US Services, LLC
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Term Loan	$65 million IPALCO Term Loan Facility Credit Agreement, dated as of October 31, 2018
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

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
•commodity and other input costs;
•performance of our suppliers;
•transmission, distribution and generation system reliability and capacity, including natural gas pipeline system and supply constraints;
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
•environmental and climate change matters, including costs of compliance with, and liabilities related to, current and future environmental and climate change laws and requirements;
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
•significant delays or unanticipated cost increases associated with construction or other projects;
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

REVENUES	$380,837	$356,088	$1,073,625	$1,024,973

OPERATING COSTS AND EXPENSES:
Fuel	68,857	73,901	206,428	186,040
Power purchased	40,443	26,987	106,774	105,536
Operation and maintenance	117,045	100,455	337,375	300,703
Depreciation and amortization	64,797	62,359	190,880	184,166
Taxes other than income taxes	11,138	10,399	32,834	34,063
Total operating costs and expenses	302,280	274,101	874,291	810,508

OPERATING INCOME	78,557	81,987	199,334	214,465

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,428	1,099	4,133	3,116
Interest expense	(31,544)	(32,741)	(93,810)	(96,757)
Loss on early extinguishment of debt	—	—	—	(2,415)
Other income, net	4,572	935	13,890	2,914
Total other expense, net	(25,544)	(30,707)	(75,787)	(93,142)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	53,013	51,280	123,547	121,323

Less: Income tax expense	10,966	10,981	25,506	25,918
NET INCOME	42,047	40,299	98,041	95,405

Less: Dividends on preferred stock	803	803	2,410	2,410
NET INCOME APPLICABLE TO COMMON STOCK	$41,244	$39,496	$95,631	$92,995

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income applicable to common stock	$41,244	$39,496	$95,631	$92,995

Derivative activity:
Change in derivative fair value, net of income tax benefit/(expense) of $(297), $(1,278), $(4,591) and $12,632, for each respective period	898	3,707	13,805	(36,632)
Reclassification to earnings, net of income tax benefit of $449, $463, $733 and $926, for each respective period	1,358	1,344	2,278	2,688
Net change in fair value of derivatives	2,256	5,051	16,083	(33,944)

Other comprehensive income / (loss)	2,256	5,051	16,083	(33,944)

Net comprehensive income	$43,500	$44,547	$111,714	$59,051

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,126	$20,502
Restricted cash	5	6,120
Accounts receivable, net of allowance for credit losses of $1,100 and $3,155, respectively	177,636	165,193
Inventories	76,362	95,506
Regulatory assets, current	84,736	45,430
Taxes receivable	26,954	24,384
Prepayments and other current assets	48,555	17,842
Total current assets	427,374	374,977
NON-CURRENT ASSETS:
Property, plant and equipment	6,615,484	6,530,395
Less: Accumulated depreciation	2,624,804	2,643,695
	3,990,680	3,886,700
Construction work in progress	169,464	209,584
Total net property, plant and equipment	4,160,144	4,096,284
OTHER NON-CURRENT ASSETS:
Intangible assets - net	59,640	59,141
Regulatory assets, non-current	364,975	392,801
Other non-current assets	55,661	46,716
Total other non-current assets	480,276	498,658
TOTAL ASSETS	$5,067,794	$4,969,919
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (Note 5)	$135,000	$169,907
Accounts payable	165,871	127,089
Accrued taxes	29,652	26,620
Accrued interest	42,602	31,733
Customer deposits	28,511	27,929
Regulatory liabilities, current	7,427	30,036
Accrued and other current liabilities	35,887	19,453
Total current liabilities	444,950	432,767
NON-CURRENT LIABILITIES:
Long-term debt (Note 5)	2,651,560	2,556,278
Deferred income tax liabilities	295,942	275,714
Taxes payable	7,401	7,458
Regulatory liabilities, non-current	828,803	839,360
Accrued pension and other postretirement benefits	5,472	5,334
Asset retirement obligations	191,996	195,236
Derivative liabilities, non-current	44,816	63,215
Other non-current liabilities	389	13,785
Total non-current liabilities	4,026,379	3,956,380
Total liabilities	4,471,329	4,389,147
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
Paid in capital	580,855	588,966
Accumulated other comprehensive loss	(27,337)	(43,420)
Accumulated deficit	(16,837)	(24,558)
Total common shareholders' equity	536,681	520,988
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	596,465	580,772
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,067,794	$4,969,919

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,041	$95,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,880	184,166
Amortization of deferred financing costs and debt discounts	2,950	3,006
Deferred income taxes and investment tax credit adjustments - net	6,677	(2,001)
Allowance for equity funds used during construction	(4,133)	(3,116)
Loss on early extinguishment of debt	—	2,415
Change in certain assets and liabilities:
Accounts receivable	(12,443)	2,530
Inventories	15,686	(16,652)
Accounts payable	25,221	(24,228)
Accrued and other current liabilities	(4,890)	(9,041)
Accrued taxes payable/receivable	405	9,904
Accrued interest	10,869	8,861
Pension and other postretirement benefit assets and liabilities	(12,426)	(5,179)
Short-term and long-term regulatory assets and liabilities	(43,090)	828
Prepayments and other current assets	(9,519)	(6,159)
Other - net	(7,387)	421
Net cash provided by operating activities	256,841	241,160
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(197,383)	(149,369)
Project development costs	(977)	(1,848)
Cost of removal and regulatory recoverable ARO payments	(31,946)	(29,483)
Other	—	119
Net cash used in investing activities	(230,306)	(180,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	145,000	80,000
Repayments under revolving credit facilities	(85,000)	(30,000)
Long-term borrowings, net of discount	95,000	474,568
Retirement of long-term debt, including early payment premium	(95,000)	(472,135)
Distributions to shareholders	(96,102)	(93,993)
Preferred dividends of subsidiary	(2,410)	(2,410)
Deferred financing costs paid	(1,384)	(5,664)
Payments for financed capital expenditures	(36)	(51)
Other	(94)	(118)
Net cash used in financing activities	(40,026)	(49,803)
Net change in cash, cash equivalents and restricted cash	(13,491)	10,776
Cash, cash equivalents and restricted cash at beginning of period	26,622	48,552
Cash, cash equivalents and restricted cash at end of period	$13,131	$59,328

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$77,084	$81,073
Income taxes	21,400	27,000
Non-cash investing activities:
Accruals for capital expenditures	$67,921	$49,569

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholders' Equity
and Noncontrolling Interest
For the Three and Nine Months Ended September 30, 2021 and 2020
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
2021
Beginning Balance	$588,966	$(43,420)	$(24,558)	$520,988	$59,784
Net comprehensive income	—	29,594	37,981	67,575	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(30,073)	(30,073)	—
Other	41	—	—	41	—
Balance at March 31, 2021	$589,007	$(13,826)	$(16,650)	$558,531	$59,784
Net comprehensive income/(loss)	—	(15,767)	16,406	639	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders(1)	(8,192)	—	(24,314)	(32,506)	—
Other	16	—	—	16	—
Balance at June 30, 2021	$580,831	$(29,593)	$(24,558)	$526,680	$59,784
Net comprehensive income	—	2,256	41,244	43,500	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders(1)	—	—	(33,523)	(33,523)	—
Other	24	—	—	24	—
Balance at September 30, 2021	$580,855	$(27,337)	$(16,837)	$536,681	$59,784

2020
Beginning Balance	$590,784	$(19,750)	$(24,558)	$546,476	$59,784
Net comprehensive income/(loss)	—	(36,313)	35,180	(1,133)	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(26,631)	(26,631)	—
Other	49	—	—	49	—
Balance at March 31, 2020	$590,833	$(56,063)	$(16,009)	$518,761	$59,784
Net comprehensive income/(loss)	—	(2,682)	18,319	15,637	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders	—	—	(26,596)	(26,596)	—
Other	37	—	—	37	—
Balance at June 30, 2020	$590,870	$(58,745)	$(24,286)	$507,839	$59,784
Net comprehensive income	—	5,051	39,496	44,547	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders(1)	(998)	—	(39,768)	(40,766)	—
Other	39	—	—	39	—
Balance at September 30, 2020	$589,911	$(53,694)	$(24,558)	$511,659	$59,784

 (1) IPALCO made return of capital payments of $8.2 million and $1.0 million during the nine months ended September 30, 2021 and 2020, respectively, for the portion of current year distributions to shareholders in excess of current year net income.

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 515,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana owns and operates four generating stations, all within the state of Indiana. AES Indiana’s largest generating station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023, which would result in 630 MW of total retired economic capacity at this station (for further discussion, see Note 2, "Regulatory Matters - IRP Filing and Replacement Generation"). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of September 30, 2021, AES Indiana’s net electric generation capacity for winter is 3,475 MW and net summer capacity is 3,330 MW.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts as shown on the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2021	2020
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$13,126	$20,502
Restricted cash	5	6,120
Total cash, cash equivalents and restricted cash	$13,131	$26,622

Accounts Receivable

The following table summarizes our accounts receivable balances at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(In Thousands)
Accounts receivable, net
Customer receivables	$105,578	$91,335
Unbilled revenue	62,665	72,334
Amounts due from related parties	118	490
Other	10,375	4,189
Allowance for credit losses	(1,100)	(3,155)
Total accounts receivable, net	$177,636	$165,193

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated (in Thousands):

Nine Months Ended September 30, 2021	Beginning Allowance Balance at January 1, 2021	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at September 30, 2021
Allowance for credit losses	$3,155	$1,333	$(4,903)	$1,515	$1,100

Nine Months Ended September 30, 2020	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at September 30, 2020
Allowance for credit losses	$921	$4,366	$(3,127)	$1,360	$3,520

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of September 30, 2021. Amounts are written off when reasonable collections efforts have been exhausted. During 2021, the current period provision and allowance for credit losses have decreased due to lower past due customer receivable balances.

Inventories

The following table summarizes our inventories balances at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(In Thousands)
Inventories
Fuel	$17,230	$36,953
Materials and supplies, net	59,132	58,553
Total inventories	$76,362	$95,506

AOCL

The amounts reclassified out of AOCL by component during the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

Details about AOCL components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Net (gains) / losses on cash flow hedges (Note 4):	Interest expense	$1,807	$1,807	$3,011	$3,614
	Income tax benefit	(449)	(463)	(733)	(926)
Total reclassifications for the period, net of income taxes		$1,358	$1,344	$2,278	$2,688

See Note 4, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information on the changes in the components of AOCL.

New Accounting Pronouncements Adopted in 2021

The Company assessed and determined that the new accounting pronouncements adopted did not have a material impact on the Company's consolidated financial statements.

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

2. REGULATORY MATTERS

IRP Filing and Replacement Generation

In January 2021, AES Indiana executed an agreement to acquire a 195 MW solar project to be developed in Clinton County, Indiana and expected to be completed in 2023. On February 12, 2021, AES Indiana filed a petition and case-in-chief with the IURC seeking a CPCN for this solar project and on June 16, 2021, AES Indiana received an order from the IURC approving the project.

In July 2021, AES Indiana executed an agreement to acquire a 250 MW solar and 180 MWh energy storage facility to be developed in Pike County, Indiana and expected to be completed in 2024. The agreement requires approval from the IURC. On July 30, 2021, AES Indiana filed a petition and case-in-chief with the IURC seeking a CPCN for this solar project.

On February 26, 2021, as a result of the plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively, AES Indiana filed a petition with the IURC for approvals and cost recovery associated with these retirements. On August 6, 2021, AES Indiana filed an uncontested Stipulation and Settlement Agreement with the other parties in the case which includes: (1) AES Indiana's creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) a method for amortization of the regulatory assets; and (3) recovery of the regulatory assets through ongoing amortization in AES Indiana’s future rate cases. The Settlement Agreement also reserves all rights of all the parties with respect to the ratemaking treatment related to the regulatory assets, including the proper rate of return and mechanisms for recovery. AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has $63.1 million of Petersburg Unit 1 retirement costs, net of accumulated amortization, recorded in long-term regulatory assets as of September 30, 2021.

IURC COVID-19 Orders

As a result of the IURC's COVID-19 related orders issued in 2020, AES Indiana has recorded a regulatory asset of $5.4 million and $6.4 million as of September 30, 2021 and December 31, 2020, respectively. On August 25, 2021, the IURC closed the investigation to consider and address the impacts of the COVID-19 pandemic. For further discussion on the COVID-19 pandemic, see Note 12, "Risks and Uncertainties - COVID-19 Pandemic."

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

Forward Power Contracts

In the second and third quarters of 2021, we entered into forward purchase power contracts. The forward power contracts have a combined notional amount outstanding of 162,960 MWhs. All changes in the market value of the forward power contracts are recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 4, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at September 30, 2021 and December 31, 2020 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at September 30, 2021	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$14	$14	$—	$—
Mutual funds	3,643	—	3,643	—
Total VEBA investments	3,657	14	3,643	—
Financial transmission rights	1,842	—	—	1,842
Forward power contracts	314	—	314	—
Total financial assets measured at fair value	$5,813	$14	$3,957	$1,842
Financial liabilities:
Interest rate hedges	$44,816	$—	$44,816	$—
Total financial liabilities measured at fair value	$44,816	$—	$44,816	$—

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2020	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$16	$16	$—	$—
Mutual funds	3,209	—	3,209	—
Total VEBA investments	3,225	16	3,209	—
Financial transmission rights	543	—	—	543
Total financial assets measured at fair value	$3,768	$16	$3,209	$543
Financial liabilities:
Interest rate hedges	$63,215	$—	$63,215	$—
Total financial liabilities measured at fair value	$63,215	$—	$63,215	$—

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	September 30, 2021		December 31, 2020
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,683,800	$3,179,439	$2,683,800	$3,295,588
Variable-rate	135,000	135,000	75,000	75,000
Total indebtedness	$2,818,800	$3,314,439	$2,758,800	$3,370,588

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $25.8 million and $26.0 million at September 30, 2021 and December 31, 2020, respectively; and

•unamortized discounts of $6.4 million and $6.6 million at September 30, 2021 and December 31, 2020, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use derivatives principally to manage the interest rate risk associated with refinancing our long-term debt and the risk of price changes for purchased power. The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. We monitor and value derivative positions monthly as part of our risk management processes. We use published sources for pricing, when possible, to mark positions to market. All of our derivative instruments are used for risk management purposes and are generally designated as cash flow hedges if they qualify under ASC 815 for accounting purposes.

For further information on the Company’s derivative and hedge accounting policies, see Note 1, "Overview and Summary of Significant Accounting Policies - Financial Derivatives" and Note 5, "Derivative Instruments and Hedging Activities" to IPALCO’s 2020 Form 10-K.

At September 30, 2021, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	9,715	—	9,715
Forward power contracts	Not Designated	MWh	163	—	163
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

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended September 30,
$ in thousands (net of tax)	2021	2020
Beginning accumulated derivative loss in AOCL	$(29,593)	$(58,745)

Net gains / (losses) associated with current period hedging transactions	898	3,707
Net (gains) / losses reclassified to interest expense, net of tax	1,358	1,344
Ending accumulated derivative loss in AOCL	$(27,337)	$(53,694)

	Interest Rate Hedges for the Nine Months Ended September 30,
$ in thousands (net of tax)	2021	2020
Beginning accumulated derivative loss in AOCL	$(43,420)	$(19,750)

Net gains / (losses) associated with current period hedging transactions	13,805	(36,632)
Net (gains) / losses reclassified to interest expense, net of tax	2,278	2,688
Ending accumulated derivative loss in AOCL	$(27,337)	$(53,694)

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	36

Derivatives Not Designated as Hedge

AES Indiana's FTRs and forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value when acquired and subsequently amortized over the annual period as they are used. FTRs are initially recorded at fair value using the income approach. The forward power contracts are recorded at fair value with changes in the fair value charged or credited to the Consolidated Statements of Operations in the period in which the change occurred. Forward power contracts are fair valued using the market approach. This is commonly referred to as "MTM accounting". Realized gains and losses on the forward power contracts are included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets. There were unrealized gains of $0.3 million relating to open derivative positions at September 30, 2021 for the three and nine months ended September 30, 2021, and realized gains of $4.9 million and $5.6 million for the three and nine months ended September 30, 2021, respectively, related to the forward power contracts that were deferred and included with deferred fuel costs in "Regulatory assets, current" on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or mark to market accounting and are recognized in the consolidated statements of operations on an accrual basis.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of September 30, 2021, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	September 30, 2021	December 31, 2020
Financial transmission rights	Not a Cash Flow Hedge	Prepayments and other current assets	$1,842	$543
Forward power contracts	Not a Cash Flow Hedge	Prepayments and other current assets	$314	$—
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, non-current	$44,816	$63,215

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		September 30,	December 31,
Series	Due	2021	2020
		(In Thousands)
AES Indiana first mortgage bonds:
3.875% (1)	August 2021	$—	$55,000
3.875% (1)	August 2021	—	40,000
3.125% (1)	December 2024	40,000	40,000
0.65% (1)	August 2025	40,000	—
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	—
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(5,893)	(6,006)
Deferred financing costs		(18,157)	(17,384)
Total AES Indiana first mortgage bonds		1,779,750	1,780,410
Total Long-term Debt – AES Indiana		1,779,750	1,780,410
Long-term Debt – IPALCO:
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
Unamortized discount – net		(551)	(625)
Deferred financing costs		(7,639)	(8,600)
Total Long-term Debt – IPALCO		871,810	870,775
Total Consolidated IPALCO Long-term Debt		2,651,560	2,651,185
Less: Current Portion of Long-term Debt		—	94,907
Net Consolidated IPALCO Long-term Debt		$2,651,560	$2,556,278

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

AES Indiana First Mortgage Bonds

In July 2021, the Indiana Finance Authority issued at the request of AES Indiana an aggregate principal amount of $95 million of Environmental Facilities Refunding Revenue Bonds, Series 2021A&B. AES Indiana issued $95 million aggregate principal amount of first mortgage bonds to the Indiana Finance Authority in two series: $55 million Series 2021A bonds at an interest rate of 1.40% due August 1, 2029 and $40 million Series 2021B notes at an interest rate of 0.65% due August 1, 2025 to secure the loan of proceeds from these bonds issued by the Indiana Finance Authority. Proceeds of the bond offering were used to refund $95 million of Indiana Finance Authority Environmental Facilities Refunding Revenue Bonds Series 2011A&B due August 1, 2021 at a redemption price of 100% of par.

IPALCO’s Senior Secured Notes and Term Loan

In April 2020, IPALCO completed the sale of the $475 million aggregate principal amount of 4.25% 2030 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. IPALCO used the net proceeds from this offering to retire the $65 million Term Loan on April 14, 2020. The remaining net proceeds, together with cash on hand, were used to redeem the 2020 IPALCO Notes on May 14, 2020, and to pay certain related fees, expenses and make-whole premiums. A loss on early extinguishment of debt of $2.4 million for the 2020 IPALCO Notes is included as a separate line item within "Other Income/(Expense), Net" in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

Line of Credit

As of September 30, 2021 and December 31, 2020, AES Indiana had $135.0 million and $75.0 million in outstanding borrowings on the committed Credit Agreement, respectively.

6. INCOME TAXES

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rate was 20.7% and 20.6% for the three and nine months ended September 30, 2021, respectively, as compared to 21.4% and 21.4% for the three and nine months ended September 30, 2020, respectively. The decrease in the effective tax rate versus the comparable periods was primarily due to the impact of the reversal of excess deferred income taxes as a percentage of pre-tax income. The rates for the three and nine months ended September 30, 2021 are lower than the combined federal and state statutory rate of 25.01% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Indiana, which was partially offset by the net tax expense related to the amortization of allowance for equity funds used during construction.

Uncertain Tax Positions

IPALCO has unrecognized tax benefits of $7.4 million as of September 30, 2021 and December 31, 2020. The total amount of unrecognized tax benefits anticipated to result in a net decrease to unrecognized tax benefits within 12 months of September 30, 2021 is estimated to be $7.4 million, primarily relating to effective settlements of tax exams.

7. BENEFIT PLANS

Pension Expense

The following table presents net periodic benefit (credit) / cost information relating to the Pension Plans combined:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In Thousands)		(In Thousands)
Components of net periodic benefit (credit) / cost:
Service cost	$2,335	$2,068	$7,004	$6,204
Interest cost	3,915	5,538	11,745	16,614
Expected return on plan assets	(10,454)	(9,445)	(31,362)	(28,335)
Amortization of prior service cost	736	920	2,208	2,758
Amortization of actuarial loss	1,383	2,029	4,147	6,086
Net periodic benefit (credit) / cost	$(2,085)	$1,110	$(6,258)	$3,327

The components of net periodic benefit (credit) / cost other than service cost are included in "Other income, net" in the Unaudited Condensed Consolidated Statements of Operations.

In addition, AES Indiana provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $4.5 million and $4.3 million at September 30, 2021 and December 31, 2020, respectively, were not material to the Financial Statements in the periods covered by this report.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2021 and December 31, 2020, total legal loss contingencies accrued were $0.2 million and $13.4 million, respectively, which primarily related to personal injury litigation. During the quarter ended September 30, 2021, we entered into settlements resolving a significant portion of the legal loss contingencies previously accrued. The legal loss contingencies and settlement related accruals are included in "Accrued and other current liabilities" and "Other Non-Current Liabilities" on the accompanying Unaudited Condensed Consolidated Balance Sheets. We maintain an amount of insurance protection for such litigation that we believe is adequate. As of September 30, 2021 and December 31, 2020, we have $21.2 million and $11.3 million, respectively, of receivables for insurance recoveries determined to be probable recorded in "Prepayments and other current assets" and "Other non-current assets" on the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits.

New Source Review and Other CAA NOVs

In October 2009, AES Indiana received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleged violations of the CAA at AES Indiana’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and non-attainment New Source Review (NSR) requirements under the CAA. In addition, on October 1, 2015, AES Indiana received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at AES Indiana Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of PSD, non-attainment NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. On August 31, 2020, AES Indiana reached a settlement with the EPA, the DOJ and IDEM resolving the purported violations of the CAA with respect to the coal-fired generation units at AES Indiana's Petersburg location. The settlement agreement, in the form of a proposed judicial consent decree, was approved and entered by the U.S. District Court for the Southern District of Indiana on March 23, 2021, and includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than AES Indiana's current Title V air permit; payment of civil penalties totaling $1.525 million (the payment of which was satisfied by AES Indiana in April 2021); a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.325 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If AES Indiana does not meet this retirement obligation, it must install a Selective Non-Catalytic Reduction System (SNCR) on Unit 4. AES Indiana had a contingent liability recorded related to these New Source Review and other CAA NOV matters.

Coal Ash Insurance Litigation

In August 2021, AES Indiana filed a civil action against various third-party insurance providers. The complaint seeks damages for breach of contract and a declaratory judgment declaring that such insurers must defend and indemnify AES Indiana under liability insurance policies issued between 1950 and the filing of the civil action against certain environmental liabilities arising from CCR at Harding Street, Petersburg and Eagle Valley. At this time, we cannot predict the outcome of this matter.

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

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$380,837	$—	$380,837	$356,088	$—	$356,088
Depreciation and amortization	$64,797	$—	$64,797	$62,359	$—	$62,359
Interest expense	$20,609	$10,935	$31,544	$21,725	$11,016	$32,741
Earnings/(loss) from operations before income tax	$63,918	$(10,905)	$53,013	$62,098	$(10,818)	$51,280

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$1,073,625	$—	$1,073,625	$1,024,973	$—	$1,024,973
Depreciation and amortization	$190,880	$—	$190,880	$184,166	$—	$184,166
Interest expense	$63,385	$30,425	$93,810	$65,527	$31,230	$96,757
Earnings/(loss) from operations before income tax	$153,800	$(30,253)	$123,547	$155,835	$(34,512)	$121,323

	As of September 30, 2021			As of December 31, 2020
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$5,052,557	$15,237	$5,067,794	$4,952,408	$17,511	$4,969,919

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

AES Indiana’s revenue from contracts with customers was $371.6 million and $350.5 million for the three months ended September 30, 2021 and 2020, respectively, and $1,043.8 million and $1,004.8 million for the nine months ended September 30, 2021 and 2020, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended	For the Three Months Ended
	September 30, 2021	September 30, 2020
Retail Revenues
Retail revenue from contracts with customers:
Residential	$158,806	$145,407
Small commercial and industrial	56,220	50,023
Large commercial and industrial	143,871	127,884
Public lighting	2,270	2,268
Other (1)	4,206	3,875
Total retail revenue from contracts with customers	365,373	329,457
Alternative revenue programs	8,806	5,225
Wholesale Revenues
Wholesale revenues from contracts with customers:	2,733	17,667
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	3,494	3,331
Other miscellaneous revenues (2)	431	408
Total Revenues	$380,837	$356,088

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Retail Revenues
Retail revenue from contracts with customers:
Residential	$448,563	$428,568
Small commercial and industrial	158,945	147,678
Large commercial and industrial	384,320	369,224
Public lighting	6,726	6,881
Other (1)	12,572	10,568
Total retail revenue from contracts with customers	1,011,126	962,919
Alternative revenue programs	28,111	18,910
Wholesale Revenues
Wholesale revenues from contracts with customers:	23,760	33,476
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	8,867	8,392
Other miscellaneous revenues (2)	1,761	1,276
Total Revenues	$1,073,625	$1,024,973

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers were $166.4 million and $163.8 million as of September 30, 2021 and December 31, 2020, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days.

Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $0.0 million and $0.5 million as of

September 30, 2021 and December 31, 2020, respectively. During the three months ended September 30, 2021 and 2020, we recognized revenue of $0.0 million and $0.3 million related to this contract liability balance, respectively. During the nine months ended September 30, 2021 and 2020, we recognized revenue of $0.5 million and $1.0 million related to this contract liability balance, respectively.

11. LEASES

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Unaudited Condensed Consolidated Statements of Operations was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and was $1.1 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Unaudited Condensed Consolidated Balance Sheets were $4.4 million and $0.9 million, respectively, as of September 30, 2021 and $4.3 million and $0.8 million, respectively, as of December 31, 2020.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of September 30, 2021.

The following table shows the future minimum lease receipts as of September 30, 2021 for the remainder of 2021 through 2025 and thereafter (in thousands):

Operating Leases
2021	$222
2022	903
2023	906
2024	786
2025	553
Thereafter	2,113
Total	$5,483

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

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three and nine months ended September 30, 2021 reflect higher earnings from operations before income tax of $1.7 million, or 3.4% and $2.2 million, or 1.8%, respectively, primarily due to factors including, but not limited to:

•a net increase in margin due to higher volumes of retail kWh sold mostly due to favorable weather and higher weather-normalized demand resulting from unfavorable demand impacts of the COVID-19 pandemic in the prior year;
•higher DSM shared savings and lost revenue recoveries; and
•lower pension costs.

These were partially offset by:

•an increase in maintenance expenses.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
$ in Thousands	2021	2020	$ change	% change	2021	2020	$ change	% change

REVENUES	$380,837	$356,088	$24,749	7.0%	$1,073,625	$1,024,973	$48,652	4.7%

OPERATING COSTS AND EXPENSES:
Fuel	68,857	73,901	(5,044)	(6.8)%	206,428	186,040	20,388	11.0%
Power purchased	40,443	26,987	13,456	49.9%	106,774	105,536	1,238	1.2%
Operation and maintenance	117,045	100,455	16,590	16.5%	337,375	300,703	36,672	12.2%
Depreciation and amortization	64,797	62,359	2,438	3.9%	190,880	184,166	6,714	3.6%
Taxes other than income taxes	11,138	10,399	739	7.1%	32,834	34,063	(1,229)	(3.6)%
Total operating costs and expenses	302,280	274,101	28,179	10.3%	874,291	810,508	63,783	7.9%

OPERATING INCOME	78,557	81,987	(3,430)	(4.2)%	199,334	214,465	(15,131)	(7.1)%

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,428	1,099	329	29.9%	4,133	3,116	1,017	32.6%
Interest expense	(31,544)	(32,741)	1,197	(3.7)%	(93,810)	(96,757)	2,947	(3.0)%
Loss on early extinguishment of debt	—	—	—	—%	—	(2,415)	2,415	(100.0)%
Other income, net	4,572	935	3,637	389.0%	13,890	2,914	10,976	376.7%
Total other expense, net	(25,544)	(30,707)	5,163	(16.8)%	(75,787)	(93,142)	17,355	(18.6)%

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	53,013	51,280	1,733	3.4%	123,547	121,323	2,224	1.8%

Less: Income tax expense	10,966	10,981	(15)	(0.1)%	25,506	25,918	(412)	(1.6)%
NET INCOME	42,047	40,299	1,748	4.3%	98,041	95,405	2,636	2.8%

Less: Dividends on preferred stock	803	803	—	—%	2,410	2,410	—	—%
NET INCOME APPLICABLE TO COMMON STOCK	$41,244	$39,496	$1,748	4.4%	$95,631	$92,995	$2,636	2.8%

Revenues

Revenues during the three and nine months ended September 30, 2021 increased $24.7 million and $48.7 million, respectively, compared to the same periods in 2020, which resulted from the following changes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues:
Retail revenues	$374,178	$334,681	$39,497	11.8%	$1,039,237	$981,828	$57,409	5.8%
Wholesale revenues	2,733	17,668	(14,935)	(84.5)%	23,760	33,477	(9,717)	(29.0)%
Miscellaneous revenues	3,926	3,739	187	5.0%	10,628	9,668	960	9.9%
Total revenues	$380,837	$356,088	$24,749	7.0%	$1,073,625	$1,024,973	$48,652	4.7%

Heating degree days:
Actual	30	45	(15)	(33.3)%	3,309	3,119	190	6.1%
30-year average	56	59			3,309	3,304

Cooling degree days:
Actual	882	827	55	6.7%	1,249	1,169	80	6.8%
30-year average	788	787			1,129	1,131

The following table presents additional data on kWh sold:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	kWh Change	% Change	2021	2020	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,378	1,353	25	1.8%	3,987	3,884	103	2.7%
Small commercial and industrial	475	454	21	4.6%	1,358	1,297	61	4.7%
Large commercial and industrial	1,691	1,636	55	3.4%	4,565	4,454	111	2.5%
Public lighting	3	6	(3)	(50.0)%	14	22	(8)	(36.4)%
Sales – retail customers	3,547	3,449	98	2.8%	9,924	9,657	267	2.8%
Wholesale	63	678	(615)	(90.7)%	882	1,352	(470)	(34.8)%
Total kWh sold	3,610	4,127	(517)	(12.5)%	10,806	11,009	(203)	(1.8)%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended September 30, 2021 as compared to the same period in the prior year:
The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the nine months ended September 30, 2021 as compared to the same period in the prior year:

During the three months ended September 30, 2021, revenue increased $24.7 million to $380.8 million compared to $356.1 million in the same period of the prior year, and, during the nine months ended September 30, 2021, revenue increased $48.7 million to $1,073.6 million compared to $1,025.0 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

$ in millions	Three months ended September 30, 2021 vs. 2020	Nine months ended September 30, 2021 vs. 2020
Retail revenues:

Volume:
Net increase in the volume of kWh sold, primarily due to favorable weather in our service territory versus the comparable period and higher weather-normalized demand attributable to the unfavorable demand impacts of the COVID-19 pandemic in the prior year	$8.5	$25.3
Price:
Net increase in the weighted average price of retail kWh sold, primarily due to higher fuel revenues, including a higher reduction due to excess earnings under FAC provision in the prior period, partially offset by unfavorable block rate(1) and other retail rate variances	27.1	20.9

Other:
Mostly due to increases in alternative revenue programs as a result of higher DSM shared savings and lost revenue recoveries	3.9	11.2

Net change in retail revenues	39.5	57.4

Wholesale revenues:

Volume:
Net decrease in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability	(16.1)	(11.6)
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	1.1	1.9

Net change in wholesale revenues	(15.0)	(9.7)

Miscellaneous revenues	0.2	1.0

Net change in revenues	$24.7	$48.7

(1)Block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases and vice versa.

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three and nine months ended September 30, 2021 compared to the same periods in 2020 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating costs and expenses:
Fuel	$68,857	$73,901	$(5,044)	(6.8)%	$206,428	$186,040	$20,388	11.0%
Power purchased	40,443	26,987	13,456	49.9%	106,774	105,536	1,238	1.2%
Operation and maintenance	117,045	100,455	16,590	16.5%	337,375	300,703	36,672	12.2%
Depreciation and amortization	64,797	62,359	2,438	3.9%	190,880	184,166	6,714	3.6%
Taxes other than income taxes	11,138	10,399	739	7.1%	32,834	34,063	(1,229)	(3.6)%
Total operating costs and expenses	$302,280	$274,101	$28,179	10.3%	$874,291	$810,508	$63,783	7.9%

Fuel

The decreases/increases in fuel costs of $5.0 million and $20.4 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three months ended September 30, 2021 vs. 2020	Nine months ended September 30, 2021 vs. 2020
Volume:
Coal	$5.6	$53.7
Natural gas	(18.2)	(42.0)
Oil	(0.1)	0.1
Net change in volume	(12.7)	11.8
Price:
Coal	4.1	3.7
Natural gas	18.4	48.2
Oil	0.1	0.1
Deferred fuel	(14.9)	(43.4)
Net change in price	7.7	8.6

Net change in fuel expense	$(5.0)	$20.4

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

Power Purchased

The increases in power purchased of $13.5 million and $1.2 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three months ended September 30, 2021 vs. 2020	Nine months ended September 30, 2021 vs. 2020
Net change in the volume of power purchased primarily due to AES Indiana's generation units running less frequently during the third quarter of 2021, as well as the timing and duration of outages during these respective periods	$30.2	$(1.9)
Net change in the price of power purchased is primarily due to timing of FAC deferrals and amortization, variances in market prices, and changes in mix of contracted renewable and market power purchases	(15.7)	4.3
Other, net	(1.0)	(1.2)
Net change in power purchased costs	$13.5	$1.2

The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The increase in the volume of power purchased during the third quarter of 2021 is mostly attributed to lower unit availability due to the timing and duration of outages, primarily an extended outage at Eagle Valley that began earlier in 2021 and currently remains in progress. Recovery of the increase volume of power purchased during the third quarter of 2021 is subject to approval by the IURC through the FAC 133 application, which was filed on September 17, 2021 and remains pending. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The increases in Operation and maintenance of $16.6 million and $36.7 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three months ended September 30, 2021 vs. 2020	Nine months ended September 30, 2021 vs. 2020
Increase in maintenance expenses primarily due to the timing of plant-related projects and increased outage costs	$8.3	$17.3
Increase in contracted services expense primarily due to storm costs	3.1	3.4
Increase in chemical expenses	0.5	2.5
Increase in charges from the Service Company	0.4	2.5
Increase in insurance premiums	0.4	2.1
Increase in compensation expenses, primarily pension service cost	0.1	2.1
Increase in write-offs of obsolete materials and supplies inventory	1.9	1.9
Increase in MISO non-purchased power costs (primarily transmission related expenses)	0.9	0.7
Other, net	1.0	4.2
Net change in operation and maintenance costs	$16.6	$36.7

Depreciation and Amortization

The increases in Depreciation and amortization expense of $2.4 million and $6.7 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year were mostly attributed to the impact of additional assets placed in service.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three and nine months ended September 30, 2021 compared to the same period in 2020 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$1,428	$1,099	$329	29.9%	$4,133	$3,116	$1,017	32.6%
Interest expense	(31,544)	(32,741)	1,197	(3.7)%	(93,810)	(96,757)	2,947	(3.0)%
Loss on early extinguishment of debt	—	—	—	100.0%	—	(2,415)	2,415	100.0%
Other income, net	4,572	935	3,637	389.0%	13,890	2,914	10,976	376.7%
Total other income/(expense), net	$(25,544)	$(30,707)	$5,163	(16.8)%	$(75,787)	$(93,142)	$17,355	(18.6)%

Interest Expense

The decreases in Interest expense of $1.2 million and $2.9 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods of the prior year were primarily due to increased capitalized interest.

Loss on Early Extinguishment of Debt

The decreases in Loss on early extinguishment of debt of $2.4 million during the nine months ended September 30, 2021 was primarily due to a make-whole premium and write-off of deferred financing costs due to the redemption of $405 million of 2020 IPALCO Notes and $65 million IPALCO Term Loan in the second quarter of 2020.

Other Income/(Expense), Net

The increases in Other income/(expense), net of $3.6 million and $11.0 million during the three and nine months ended September 30, 2021, respectively, were primarily due to decreases in defined benefit plan costs of $3.5 million and $10.6 million, respectively, due to lower interest cost and a higher expected return on plan assets compared to the prior year.

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

Business Continuity - During the COVID-19 pandemic, we are taking a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue to respond to this global crisis through comprehensive measures to protect our employees and others while fulfilling our vital role in providing our customers with electric energy. While stay-at-home restrictions have been lifted in our service territory, most of our management and administrative personnel are able to work remotely, and we have not experienced significant issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information. We prioritize the safety of our people and continue to develop targeted strategies, in line with legal and regulatory requirements, to promote vaccination in our business.

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

	For the three		For the three		For the three		For the nine
	months ended		months ended		months ended		months ended
	March 31,		June 30,		September 30,		September 30,
Customer Class	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Residential	(0.9)%	1.6%	(3.3)%	6.6%	(0.5)%	3.9%	(1.4)%	3.7%
Small commercial and industrial	(1.8)%	(1.8)%	8.2%	(10.3)%	3.4%	(4.2)%	2.8%	(5.1)%
Large commercial and industrial	(4.1)%	(2.8)%	7.9%	(11.0)%	3.0%	(7.9)%	2.2%	(7.3)%
Total	(2.4)%	(0.8)%	3.6%	(4.9)%	1.6%	(3.1)%	0.7%	(2.8)%

As noted above, we also have incurred and expect to continue to incur expenses relating to COVID-19, however see Note 2, “Regulatory Matters - IURC COVID-19 Orders” to IPALCO’s 2020 Form 10-K for a discussion of regulatory measures which partially mitigate the impact of these expenses. While we have continued to experience COVID-19 impacts into 2021, we continue to expect that such impacts would not be material, particularly with less expansive social distancing measures generally in place currently and improvements in energy demand. The magnitude and duration of the COVID-19 pandemic is unknown at this time, however, and could have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

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

Supply Chain - We continue to closely manage and monitor developments in our supply chain. We are experiencing some indications of delays and price increases. The cost of fuel for example, specifically coal and natural gas, has risen and may remain at current levels or continue to rise through the winter months and into early 2022. Our exposure to fluctuations in the price of fuel is limited because of our FAC. If we are unable to timely or fully recover our fuel and purchased power costs, however, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Capital Projects - During the COVID-19 pandemic, our construction projects are proceeding without material delays. For further discussion of our capital requirements, see "Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" of this Form 10-Q.

CARES Act - The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, we have deferred the payment of federal payroll taxes in accordance with the provisions of this act. At September 30, 2021, the total deferral was approximately $5.0 million.

See Note 12, "Risks and Uncertainties" to the Financial Statements of this Form 10-Q for more information.

Operational

As part of AES Indiana's December 2019 Integrated Resource Plan filing, AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023. AES Indiana issued an all-source request for proposal to competitively procure replacement capacity by June 1, 2023, which is the first year AES Indiana is expected to have a capacity shortfall. Proposals were received through February 28, 2020 and are currently being evaluated. In January 2021, AES Indiana executed an agreement to acquire a 195 MW solar project, expected to commence operations in 2023 and on June 16, 2021, AES Indiana received an order from the IURC approving the project. In July 2021, AES Indiana executed an agreement to acquire a 250 MW solar and 180 MWh energy storage facility expected to commence operations in 2024, subject to approval from the IURC. For further discussion, see Note 2, "Regulatory Matters - IRP Filing and Replacement Generation" to the Financial Statements of this Form 10-Q and Note 2, "Regulatory Matters - IRP Filing" in IPALCO’s 2020 Form 10-K.

Regulatory and Environmental

Please see Note 2, "Regulatory Matters" to the Financial Statements of this Form 10-Q and Note 2, “Regulatory Matters” to IPALCO’s 2020 Form 10-K for a discussion of regulatory matters. We also are subject to numerous environmental and climate change laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental and climate change laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal or beneficial reuse of CCR) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. Please see Note 8, “Commitments and Contingencies” to the Financial Statements of this Form 10-Q for a description of certain environmental matters. In addition, the following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Regulatory Matters” and “Item 1. Business - Environmental Matters” in IPALCO’s 2020 Form 10-K.

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

However, on January 19, 2021, the D.C. Circuit vacated and remanded to EPA the ACE Rule, but withheld issuance of the mandate that would effectuate its decision. On February 22, 2021, the D.C. Circuit granted EPA’s unopposed motion for a partial stay of the issuance of the mandate on vacating the repeal of the CPP. On March 5, 2021, the D.C. Circuit issued the partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP will not take effect while EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision by the D.C. Circuit to vacate the ACE Rule. The impact of the results of such litigation and potential future greenhouse gas emissions regulations remains uncertain, but it could be material.

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

Regional Haze Rule

EPA’s 1999 Regional Haze Rule established timelines for states to improve visibility in national parks and wilderness areas throughout the United States by establishing reasonable progress goals toward meeting a national goal of natural visibility conditions in Class I areas by the year 2064 through submittal of a series of state implementation plans (SIPs). Indiana’s SIP for the first planning period (through 2018) did not require any additional controls to be installed or operated on AES Indiana generating facilities. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions. The deadline for submittal of the SIP covering the second planning period was extended to July 31, 2018. While Indiana did not meet this deadline, on September 28, 2021, IDEM published its Draft Indiana Regional Haze SIP for the Second Implementation Period for public comment. The draft SIP does not include additional requirements for AES Indiana EGUs or for other EGUs in Indiana. However, we cannot predict the possible outcome or potential impacts of this matter at this time. We would seek recover of capital expenditures; however, there is no guarantee we would be successful.

Environmental Wastewater Requirements

In June 2016, the EPA published the final national chronic aquatic life criterion for the pollutant, selenium, in fresh water. On August 11, 2021, updates to IDEM’s water quality criteria for specific metals, including selenium, were adopted as final to reflect EPA’s criterion. AES Indiana facilities’ NPDES permits may be updated to include selenium water-quality based effluent limits based on a site-specific evaluation process, which includes determining if there is a reasonable potential to exceed the revised final selenium water quality standards for the specific receiving water body utilizing actual and/or projected discharge information for the AES Indiana generating facilities. As a result, it is not yet possible to predict the potential impacts of this criteria. However, if additional capital expenditures are necessary, they could be material. We would seek recovery of these capital expenditures; however, there is no guarantee we would be successful.

"Waters of the U.S." and “Navigable Waters Protection” Rules

In June 2015, the EPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." (WOTUS) rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the agencies, on April 21, 2020, issued the final “Navigable Waters Protection” (NWP) rule which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the NWP Rule. This vacatur of the NWP Rule applies nationwide. As such, the agencies are interpreting waters of the U.S. consistent with the pre-2015 regulatory regime until further notice. It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over waters over the U.S. might have a material impact on our business, financial condition and results of operations.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of September 30, 2021, we had unrestricted cash and cash equivalents of $13.1 million and available borrowing capacity of $115 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2022. In December 2018, we received an order from the IURC granting us authority through December 31, 2021 to, among other things, issue up to $350 million in aggregate principal amount of long-term debt, all of which authority remains available under the order as of September 30, 2021, and refinance up to $185 million in existing indebtedness, of which no authority remains available under the order as of September 30, 2021. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of September 30, 2021. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of September 30, 2021. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

AES Indiana First Mortgage Bonds

In July 2021, the Indiana Finance Authority issued at the request of AES Indiana an aggregate principal amount of $95 million of Environmental Facilities Refunding Revenue Bonds, Series 2021A&B. For further discussion, please see Note 5, “Debt - AES Indiana First Mortgage Bonds.”

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change
Net cash provided by operating activities	$256,841	$241,160	$15,681
Net cash used in investing activities	(230,306)	(180,581)	(49,725)
Net cash used in financing activities	(40,026)	(49,803)	9,777
Net change in cash and cash equivalents	(13,491)	10,776	(24,267)
Cash, cash equivalents and restricted cash at beginning of period	26,622	48,552	(21,930)
Cash, cash equivalents and restricted cash at end of period	$13,131	$59,328	$(46,197)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change
Net income	$98,041	$95,405	$2,636
Depreciation and amortization	190,880	184,166	6,714
Deferred income taxes and investment tax credit adjustments - net	6,677	(2,001)	8,678
Other adjustments to net income	(1,183)	2,305	(3,488)
Net income, adjusted for non-cash items	294,415	279,875	14,540
Net change in operating assets and liabilities(1)	(37,574)	(38,715)	1,141
Net cash provided by operating activities	$256,841	$241,160	$15,681

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven by changes in the following (in thousands):

Increase from accounts payable is primarily due to timing of payments	$49,449
Increase from inventories is primarily due to higher current year coal consumption, partially offset by higher current year purchases	32,338
Decrease from short-term and long-term regulatory assets and liabilities is primarily due to higher deferred fuel expense in 2021	(43,918)
Decrease from higher accounts receivable balances due to higher current year revenue and timing of collections	(14,973)
Decrease from accrued taxes payable/receivable is primarily due to lower income tax expense in the current year	(9,499)
Decrease from pension and other postretirement benefit assets and liabilities is primarily due to overfunded pension plan assets in 2021, relating to the actuarial valuation performed at prior year end	(7,247)
Other	(5,009)
Net change in operating assets and liabilities	$1,141

Investing Activities

Net cash used in investing activities increased $49.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures due to higher growth related capital expenditures primarily from TDSIC Plan investments, partially offset by lower maintenance and environmental related capital expenditures	$(48,014)
Higher cash outflows on cost of removal and regulatory recoverable ARO payments due to timing of such payments	(2,463)
Other	752
Net change in investing activities	$(49,725)

Financing Activities

Net cash used in financing activities decreased $9.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, which was primarily driven by (in thousands):

Increase from net borrowings under revolving credit facilities due to higher net draws on AES Indiana's line of credit in 2021	10,000
Other	(223)
Net change in financing activities	$9,777

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2021 through 2023 (including amounts already expended in the first nine months of 2021) is currently estimated to cost approximately $1.5 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2021	2022	2023	from 2021 through 2023
Transmission and distribution related additions, improvements and extensions	$110	$78	$74	$262	(1)
TDSIC Plan investments	177	190	213	580	(2)
Power generation related projects	55	266	222	543
Other miscellaneous equipment	63	53	35	151
Total estimated costs of capital expenditure program	$405	$587	$544	$1,536

(1) Additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities
(2) Includes spending under AES Indiana's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2027. Total TDSIC costs expended from project inception through September 30, 2021 were $274.8 million.

Additionally, estimated capital expenditure spending on environmental compliance costs for the three-year period from 2021 through 2023 includes the following (amounts in millions):

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project	Through September 30, 2021	of Project
NAAQS SO2 (1)	$27	$27	$—
Cooling water intake regulations (2)	$9	$2	$7
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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first nine months of 2021 and 2020, IPALCO paid $96.1 million and $94.0 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements of IPALCO are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, "Overview and Summary of Significant Accounting Policies" of our 2020 Form 10-K. The Company’s critical accounting estimates are described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2020 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2020 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2021, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Please see Note 7, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2020 and the Notes to IPALCO's Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K and our Form 10-Qs.

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

IPALCO ENTERPRISES, INC.

Date:	November 3, 2021	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2021	/s/ Jon S. Byers
Jon S. Byers
Controller
(Principal Accounting Officer)