Form 10-K/A
period 2021-12-31
IPALCO ENTERPRISES, INC.
filed 2022-05-02
CIK 728391

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

At April 15, 2022, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which (i) 89,685,177 shares were owned by AES U.S. Investments, Inc. (“AES U.S. Investments”), which is owned by AES U.S. Holdings, LLC (“AES U.S. Holdings”) and (ii) 19,222,141 shares were owned by CDP Infrastructures Fund G.P. (“CDPQ”), a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec. AES U.S. Holdings is a wholly-owned subsidiary of The AES Corporation (“AES”).

DOCUMENTS INCORPORATED BY REFERENCE
None.

Audit Firm PCAOB ID	Auditor Name	Auditor Location
42	Ernst & Young LLP	Indianapolis, Indiana
EXPLANATORY NOTE
IPALCO Enterprises, Inc. (the “Company,” “IPALCO,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022, to include the information required by Items 10 through 13 of Part III of the 2021 10-K. This information was previously omitted from the 2021 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12 and 13) of Form 10-K to be incorporated by reference into the 2021 10-K and to delete the references to the definitive proxy statement in Part III of the 2021 10-K. The cover page of the 2021 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.

Except as described above, no other changes have been made to the 2021 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2021 10-K. This Amendment does not reflect events occurring after the date of the filing of the 2021 10-K, nor does it amend, modify or otherwise update any other information in the 2021 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with the 2021 10-K and with our filings with the SEC subsequent to the filing of the 2021 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also amends and restates Part IV, Item 15 to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Terms used but not defined herein are as defined in the 2021 10-K.

i

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Set forth below is certain information regarding each of IPALCO’s current directors as of April 15, 2022, including the qualifications of such persons to serve as directors. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. Please see “Corporate Governance-Nomination of Directors” below for a discussion of certain rights with respect to the nomination and election of directors held by certain of IPALCO’s shareholders.
Stephen Coughlin, 50, has been a Director of IPALCO since November 2021. Mr. Coughlin has served as Executive Vice President and Chief Financial Officer of AES since October 2021. Prior to assuming his current positions, he led AES' Corporate Strategy and Financial Planning teams, and served as the Chair of the Company's Investment Committee. Prior to that role, he served as the Chief Executive Officer of Fluence Energy, LLC. Mr. Coughlin also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments. Mr. Coughlin brings extensive experience in finance and accounting to the Board. Mr. Coughlin received a bachelor's degree in commerce and finance from the University of Virginia and a Master of Business Administration degree from the University of California at Berkeley.

Bernerd Da Santos, 58, has been a Director of IPALCO since January 2021. Mr. Da Santos has served as Executive Vice President and Chief Operating Officer of AES since December 2017. Previously, Mr. Da Santos held several positions at AES, including Chief Operating Officer and Senior Vice President from 2014 to 2017, Chief Financial Officer, Global Finance Operations from 2012 to 2014, Chief Financial Officer of Global Utilities from 2011 to 2012, Chief Financial Officer of Latin America and Africa from 2009 to 2011, Chief Financial Officer of Latin America from 2007 to 2009, Managing Director of Finance for Latin America from 2005 to 2007, and VP and Controller of La Electricidad de Caracas (EDC”) (Venezuela). Prior to joining AES in 2000, Mr. Da Santos held a number of financial leadership positions at EDC. Mr. Da Santos serves as a director or officer of other AES affiliates, including as a Director of Indianapolis Power & Light Company, doing business as AES Indiana (“AES Indiana”), AES Brasil Energia S.A., AES Mong Duong Power Co. Ltd., AES Andes S.A., and AES Renewable Holdings, LLC. Mr. Da Santos brings extensive industry operational and finance experience to the Board. Mr. Da Santos holds a bachelor's degree with Cum Laude distinction in Business Administration and Public Administration from Universidad Jose Maria Vargas, a bachelor's degree with Cum Laude distinction in Business Management and Finance, and an MBA with Cum Laude distinction from Universidad Jose Maria Vargas.

Paul L. Freedman, 52, has been a Director of IPALCO since February 2015. Mr. Freedman joined AES in 2007 and has served as Executive Vice President, General Counsel and Corporate Secretary since February 2021. Prior to assuming his current position, Mr. Freedman was Senior Vice President and General Counsel of AES from February 2018, Corporate Secretary from October 2018, Chief of Staff to the Chief Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, and from 2007 to 2014 he held a variety of other positions in the AES legal group. Mr. Freedman serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and The Dayton Power and Light Company, doing business as AES Ohio (“AES Ohio”). Mr. Freedman brings to the Board his legal and industry experience together with his experience at AES in a wide range of areas, including commercial transactions, financings, corporate strategy, regulatory and environmental matters, and corporate governance. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development, and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center. He also is currently on the board of directors of the Business Council for International Understanding and the Coalition for Integrity.

Susan Harcourt, 39, has been a Director of IPALCO since November 2020. Ms. Harcourt has served as Vice President of Investor Relations at AES since March 2022. Previously, Ms. Harcourt held several positions with AES, including Chief of Staff to the CEO of AES from October 2018 to March 2022, Director, Mergers and Acquisitions from January 2012 to September 2018 and Project Manager, Business Development from July 2010 to December

2011. Ms. Harcourt is also a member of the Board of Directors of AES U.S. Investments and AES Brasil Energia S.A. Ms. Harcourt brings extensive experience in business development and strategy to the Board. Ms. Harcourt holds a B.A. in Economics and International Studies from Yale University, a Master of Arts in Energy, Resources, and the Environment from The Johns Hopkins University – Paul H. Nitze School of Advance International Studies, and an M.B.A. in Finance from The Wharton School. She is also currently on the board of directors of Youth For Understanding USA.

Frédéric Lesage, 55, has been a Director of IPALCO since September 2017. Mr. Lesage is also a member of the Board of Directors of AES U.S. Investments. Mr. Lesage brings extensive experience in strategic planning, general management and post-merger integration to the Board. Mr. Lesage joined CDPQ in 2017 and is currently Managing Director, Infrastructure. From 2015 to 2017, Mr. Lesage was the Chief Executive Officer of FL Investments and Advisory Inc., assisting businesses with strategic and organizational matters, and, from 2007 to 2014, he held various positions within TAQA - ABU Dhabi National Energy Co., an international energy and water operator, including Chief Strategy Officer, Regional President and Managing Director, and Group Vice-President, and served on the company’s Executive Committee. Previously, Mr. Lesage served as a management consultant and lawyer. Mr. Lesage holds a Bachelor’s degree in Law from Université De Montréal and an M.B.A. from Richard Ivey School of Business at Western University.

Kristina Lund, 44, has been a Director of IPALCO and AES Indiana since November 2020 and has served as Chairman of the Board for IPALCO and AES Indiana since February 2022. Ms. Lund has served as the President and CEO of IPALCO and AES Indiana since November 2020. In addition, Ms. Lund has served as the President and CEO of AES U.S. Investments, DPL Inc. (“DPL”), and AES Ohio since November 2020. Ms. Lund also serves as director or officer of other AES affiliates, including as a Director of, and since February 2022, Chairman of the Board of AES U.S. Investments, DPL, and AES Ohio. She previously served as Chief Product Officer, Carbon Free Energy for AES since April 2020. Prior to that, Ms. Lund served as the Chief Financial Officer for the AES Mexico, Central America and the Caribbean Strategic Business Unit from March 2018 to April 2020, where she was responsible for the financial affairs for AES businesses in five countries, and the Chief Financial Officer for the AES Eurasia Strategic Business Unit from April 2017 to March 2018, where she led the management of all financial matters for AES businesses in eight countries across Europe and Asia. She also served as the Vice President of the Corporate Strategy and Investment group of AES from April 2016 to March 2017 and the Chief of Staff to the AES Chief Executive Officer from August 2014 to March 2016. Since joining AES in 2006, Ms. Lund has held several other positions in AES’ finance, corporate development and investor relations groups. Ms. Lund brings to the Board extensive experience in leadership, strategic planning and execution, communications and financial management. Ms. Lund holds a Bachelor’s degree in Economics from Wellesley College and an M.B.A from Harvard Business School.

Fady Mansour, 49, has been a Director of IPALCO since April 2020. Mr. Mansour is also a member of the Board of Directors of AES U.S. Investments. Mr. Mansour brings extensive experience in strategic planning, project development and integration, and deep financial expertise to the Board. Mr. Mansour joined CDPQ in 2020 and is currently a Senior Director in the infrastructure group. Prior to joining CDPQ, Mr. Mansour spent over 20 years in several senior management functions at Canadian National Railway Company (CN). CN is the largest freight railway in Canada, one of the largest in North America and the only railway that reaches all three North American costs (Pacific, Atlantic, and Gulf of Mexico). Mr. Mansour held senior management roles in the Corporate Strategy and Innovation group, Business Development group, and key financial roles in the Financial Planning and Financial Reporting groups. Mr. Mansour holds a Graduate Diploma in Accounting from Concordia University and is a CPA.

Tish Mendoza, 46, has served as a Director of IPALCO since February 2022. Ms. Mendoza has served as Executive Vice President and Chief Human Resources Officer of AES since February 2021. Prior to assuming her current position, Ms. Mendoza was Senior Vice President, Global Human Resources and Internal Communications and Chief Human Resources Officer from 2012, Vice President of Human Resources, Global Utilities from 2011 to 2012, Vice President of Global Compensation, Benefits and HRIS, including Executive Compensation, from 2008 to 2011, and acted in the same capacity as the Director of the function from 2006 to 2008. Ms. Mendoza serves as a director or officer of other AES affiliates, including as a Director of AES Ohio and AES Chivor and sits on AES' compensation and benefits committees. Ms. Mendoza brings to the Board her extensive experience in human resource management and development and employee compensation. Prior to joining AES, Ms. Mendoza was Vice

President of Human Resources for a product company in the Treasury Services division of JP Morgan Chase and Vice President of Human Resources and Compensation and Benefits at Vastera, Inc, a former technology and managed services company. Ms. Mendoza earned certificates in Leadership and Human Resource Management, and a bachelor's degree in Business Administration and Human Resources.

Marc Michael, 48, has been a Director of IPALCO since April 2019. Mr. Michael has managed a broad range of disputes for AES since 2005. In his current role as Chief Counsel, Global Dispute Resolution, of AES, Mr. Michael oversees material dispute resolution proceedings involving AES and its affiliates, including federal and state litigation, cross-border disputes, domestic and international commercial arbitration, and investment treaty arbitration. Mr. Michael also serves as a Director of AES U.S. Investments. Mr. Michael brings to the Board his legal and industry experience, including extensive experience in international law. Prior to joining AES, Mr. Michael worked as a litigation associate at the law firm Winston & Strawn LLP from September 1998 to February 2005. Mr. Michael received a B.A. from The Catholic University of America and a J.D. from The Catholic University of America, Columbus School of Law.

Julian Nebreda, 56, has been a Director of IPALCO since February 2022. Mr. Nebreda has served as President of AES’ U.S. and Global Business Lines since January 2022, which includes the US SBU (as defined in “Executive Officers” below). Prior to assuming his current position, Mr. Nebreda served as Senior Vice President and President of the South America SBU from October 2018 to January 2022, the President of the AES Brazil SBU from April 2016 to October 2018, and President of the Europe SBU from June 2009 to April 2016. Prior to June 2009, Mr. Nebreda held several senior positions, such as Vice President for Central America and Caribbean, Chief Executive Officer of EDC and President of AES Dominicana, in Santo Domingo, Dominican Republic. Mr. Nebreda serves as a director or officer of other AES affiliates, including as a Director of AES Indiana, AES U.S. Investments, DPL, and AES Ohio, AES Andes S.A., AES Brasil Energia S.A., AES Brazil, Inc., and AES Clean Energy Development, and as Chairman of the Board of AES Brasil Energia S.A. . Mr. Nebreda is also a member of the boards of Uplight and Fluence Energy, LLC. Mr. Nebreda brings extensive leadership, strategic planning and industry operational experience to the Board. Before joining AES, Mr. Nebreda has held positions in the public and private sectors, namely he served as Counsellor to the Executive Director from Panama and Venezuela at the Inter-American Development Bank. Mr. Nebreda earned a law degree from Universidad Católica Andrés Bello in Caracas, Venezuela. He also earned a Master of Laws in Common Law with a Fulbright Fellowship and a Master of Laws in Securities and Financial Regulations, both from Georgetown University.

Kenneth J. Zagzebski, 62, has been a Director of IPALCO and AES Indiana since March 2009 and served as Chairman of the Board of IPALCO and AES Indiana from March 2018 to November 2020. Mr. Zagzebski has served as Vice President, Integrated EPC since August 2019 and as Interim Chief Operating Officer of AES Clean Energy since February 2022. Mr. Zagzebski also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments, DPL and AES Ohio. Mr. Zagzebski served as President and Chief Executive Officer of IPALCO from April 2011 to March 2018, Interim President and Chief Executive Officer of IPL from July 2015 to June 2016, and as President and Chief Executive Officer of AES Indiana from April 2011 until June 2013 and Chief Executive Officer of AES Indiana from April 2011 to March 2014. Mr. Zagzebski joined AES Indiana as Senior Vice President of Customer Operations in September 2007 and was responsible for the Power Delivery, Customer Services and Enterprise Information Systems business groups. Mr. Zagzebski also led the successful project development activities at AES’ Southland Energy business from June 2018 to November 2020 and served as a Director of AES Clean Energy from July 2017 through August 2018. Mr. Zagzebski has more than 30 years of industry experience in diverse executive management, business development and financial roles, including Vice President and Chief Operating Officer for Field Operations at Xcel Energy. His background also includes experience in international energy as Executive Director of NRG Energy Asia-Pacific region, from 1997 to September 1999 where he was responsible for the company’s Asia-Pacific investments. Mr. Zagzebski’s broad industry experience and extensive knowledge and understanding of AES Indiana and IPALCO allow him to provide invaluable insight to the Board. Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr. Zagzebski currently Chairs the Marian University Educators College Board of Visitors and serves on the Executive Committee of the Greater Indianapolis Progress Committee and the YMCA of Greater Indianapolis. He is also a member of the board of directors of the Central Indiana Corporate Partnership.

EXECUTIVE OFFICERS
Set forth below is certain information regarding each of our current executive officers as of April 15, 2022. IPALCO was acquired by AES in March 2001 and is currently a majority-owned subsidiary of AES U.S. Investments. AES Indiana is our primary operating subsidiary. AES manages its business through a strategic business unit (“SBU”) platform. AES businesses in the United States, including, among others, IPALCO and AES Indiana, their Ohio sister companies, DPL and its primary operating subsidiary, AES Ohio, and other generation companies (the “US SBU”) are part of the AES US and Utilities SBU; however, the US SBU is not a legal entity. AES U.S. Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the US SBU, including among other companies, IPALCO and AES Indiana. As a result of this structure, IPALCO and AES Indiana do not directly employ all of the executives responsible for the management of our business.

Once elected, officers hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. There are no family relationships among our Directors and Executive Officers.

Name	Age	Position
Kristina Lund	44	President and Chief Executive Officer and Chairman of the Board, IPALCO and AES Indiana

Ahmed Pasha	54	Vice President and Chief Financial Officer

Judi L. Sobecki	50	Vice President and General Counsel

Jeremy Buchanan	37	Vice President, Human Resources

Ms. Lund also serves on the Board of IPALCO, and her biography is presented under “-Directors” above.

Ahmed Pasha, 54, has served as Vice President and Chief Financial Officer of IPALCO and AES Indiana since March 2022. Mr. Pasha also serves as Vice President and Chief Financial Officer of the US SBU, AES Ohio and DPL and serves as an officer of other AES affiliates, including as Vice President and Chief Financial Officer of AES U.S. Investments. Prior to assuming his current position, Mr. Pasha served as Corporate Treasurer of AES since January 2020 and as Vice President, Investor Relations of AES since January 2012, and previously served as the Chief Financial Officer for the Asia region of AES from January 2011 to January 2012. Mr. Pasha has held several other positions at AES, including as Vice President, Investor Relations from February 2007 to January 2011, Managing Director, Corporate Finance from March 2005 to February 2007, Manager, Investor Relations from February 2002 to February 2005, Manager, Business Development from February 1998 to February 2002, and Chief Financial Officer for AES Pakistan from May 1995 to January 1998. Mr. Pasha received a Bachelor’s degree in Business and Commerce from University of the Punjab and completed management courses in Business Administration and Management at Georgetown University McDonough School of Business and Finance and Financial Administration at University of Virginia Darden School of Business.

Judi L. Sobecki, 50, serves as Vice President and General Counsel of IPALCO, AES Indiana and the US SBU, overseeing all legal and regulatory matters for AES’ two U.S. electric utilities (AES Indiana and AES Ohio) and other generation assets located in the U.S. Ms. Sobecki also serves as Vice President and General Counsel of DPL and AES Ohio, leads the regulatory affairs teams at AES Indiana and AES Ohio and serves as an officer of other AES affiliates, including as Vice President and General Counsel of AES U.S. Investments. Previously, Ms. Sobecki served as Assistant General Counsel, Regulatory for the US SBU from July 2013 to February 2015. In that role, she supported all of AES’ U.S. businesses in connection with state public utility commission regulatory matters. Ms. Sobecki joined AES Ohio in 2007 as Senior Counsel, leading the legal regulatory efforts for AES Ohio. Prior to joining AES Ohio, Ms. Sobecki spent over 10 years in a private law practice as a civil trial lawyer, with many of those years representing AES Ohio in a variety of matters. Ms. Sobecki received a B.S. from Kent State University and a J.D. from Case Western Reserve University.

Jeremy Buchanan, 37, has served as Vice President, Human Resources for the US SBU since April 2020, which includes IPALCO and AES Indiana, after joining AES in June 2015 as the Director of Human Resources for the US SBU. Prior to joining AES, Mr. Buchanan worked in Labor Relations for Norfolk Southern Corporation from September 2011 to June 2015, serving as Assistant Director from June 2014 to June 2015, and as Human Resources Manager for Georgia-Pacific LLC from March 2009 to September 2011. Mr. Buchanan received a B.S. in Marketing and a B.S. in Human Resources Management from Wright State University and a Masters of Professional Studies in Human Resources and Employment Relations from Penn State University.

CORPORATE GOVERNANCE

Code of Ethics

The AES Code of Conduct (“Code of Conduct”), adopted by the AES Board of Directors, governs, as a requirement of employment, the actions of AES employees, including employees of its subsidiaries and affiliates, including the CEO, CFO and Controller of AES Indiana and IPALCO. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries (including AES Indiana and IPALCO) related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies on corruption, bribery, money laundering and associations with terrorist groups. The Code of Conduct is located in its entirety on the AES website (https://www.aes.com/ethics-compliance). Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204. If any amendments to, or waivers from, the Code of Conduct are made, in each case relating to the CEO, CFO and Controller of AES Indiana and IPALCO, AES will disclose such amendments or waivers on its website (www.aes.com). Except for such Code of Conduct, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the 2021 10-K.

References to AES’ website throughout this Amendment are provided for convenience only and the content on AES’ website does not constitute a part of this Amendment.

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

Nomination of Directors

As of April 15, 2022, IPALCO had not effected any material changes to the procedures by which shareholders may recommend nominees to the Board. IPALCO’s Third Amended and Restated Articles of Incorporation and Amended and Restated By-Laws do not provide formal procedures for shareholders to recommend nominees to the Board. Except as described below, the Board has determined that it is in the best position to evaluate IPALCO’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.

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

See “Shareholders’ Agreement” in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The purpose of this compensation discussion and analysis (this “CD&A”) is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2021. The compensation paid to our NEOs in 2021 is set forth in the Summary Compensation Table (2021, 2020 and 2019) (the “Summary Compensation Table”) below. Our NEOs for 2021 are*:

•Kristina Lund, President and Chief Executive Officer and Chairman of the Board

•Gustavo Garavaglia, Vice President and Chief Financial Officer (served until March 16, 2022)

•Judi L. Sobecki, Vice President and General Counsel

•Jeremy Buchanan, Vice President, Human Resources

•Barry J. Bentley, Vice President, U.S. Utilities Operations (served until March 19, 2021)

*IPALCO had four individuals serving as its executive officers at December 31, 2021 (Ms. Lund, Mr. Garavaglia, Ms. Sobecki, and Mr. Buchanan).
In this CD&A, explanations of how non-GAAP measures are calculated from the audited financial statements are included under the heading “Non-GAAP Measures.”

Background

AES Family of Companies
In order to better understand our compensation programs for our NEOs, we think that it is helpful to describe how the management of IPALCO is operated within the AES family of companies. IPALCO was acquired by AES in March 2001, is a majority-owned subsidiary of AES U.S. Investments, and has a minority interest holder, CDPQ, as of February 11, 2015. AES Indiana is our primary operating subsidiary. Most of the key members of our management team are employed by other AES companies and perform roles for both IPALCO and other AES entities.

AES manages its business through a strategic business unit platform. AES’ businesses in the United States, including IPALCO and AES Indiana, are part of the US SBU; however, the US SBU is not a legal entity. AES also has an indirectly wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU, including, among other companies, IPALCO and AES Indiana. As a result of this structure, IPALCO and AES Indiana do not directly employ all of the executives responsible for the management of our business. In 2021, our NEOs were all executive officers of one or more of IPALCO, AES Indiana and the Service Company.

The Service Company allocates the costs for services provided based on cost drivers designed to result in fair and equitable allocations pursuant to a Cost Alignment and Allocation Manual (the “CAAM”). As a result, the costs associated with our executive compensation for those officers performing work for other entities are also allocated pursuant to the terms of the CAAM, based on the amount of time that each executive officer devotes to our business as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence - Service Company.” The executive compensation reported in this Amendment reflects the entire compensation paid or awarded to, or earned by, each NEO for their services on behalf of one or more of IPALCO, AES Indiana, the Service Company, AES and other AES affiliated entities and not just the portion of such compensation that is allocated to IPALCO and AES Indiana.

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

Consistent with this philosophy and our goal of aligning our executives’ compensation with Company performance, the key features of our executive compensation program include the following:

•Our compensation program allocates a significant portion of each applicable NEO’s total compensation to short- and long-term performance goals. As such, payouts are dependent upon the strategic, financial, and operational performance of AES and the US SBU, which includes IPALCO and AES Indiana, and the performance of the AES stock price;
•Our compensation program is continually reviewed to ensure that it meets our objectives and executive compensation philosophy and remains competitive; and
•We generally do not provide perquisites to our NEOs, with the exception of relocation related expenses for international assignments under certain circumstances.

In order to meet these objectives, our total compensation structure includes a mix of short-term compensation, in the form of base salaries and annual cash bonuses, and long-term compensation, in the form of AES equity-based and cash-based performance awards. As part of their total compensation packages, Ms. Sobecki participates in the retirement program of DP&L, The Dayton Power and Light Company Retirement Income Plan (the “DP&L Retirement Income Plan”), and Mr. Bentley participated in the retirement program of IPL, the Employees’ Retirement Plan of Indianapolis Power & Light Co. (the “IPL Retirement Plan”), as more fully described herein.

Our Compensation Process
The Chief Operating Officer of AES (the “AES COO”) and the Chief Human Resources Officer of AES (the “AES CHRO”, and together with the AES COO, the “Executive Compensation Review Team”) have the responsibility of reviewing and administering compensation for the officers of the Service Company, IPALCO, and AES Indiana, including our NEOs. The Executive Compensation Review Team, with assistance from the US SBU human resources team, determines the appropriate pay grade for our NEOs at the date of hire based upon each individual’s position, responsibilities, skills and experience, and reassesses each NEO’s position within the applicable pay grade at the end of each year.

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

Awards of short-term compensation are made in the form of annual cash bonuses to our NEOs under the AES Performance Incentive Plan (the “PI Plan”) and are determined by the Executive Compensation Review Team in the first quarter of the year following the review period as described below. Awards of long-term compensation are made to our NEOs under the AES 2003 Long Term Compensation Plan, as amended and restated (the “LTC

Plan”),and are determined by the Board of Directors of AES based upon the recommendations of the Executive Compensation Review Team in the last quarter of each year as described below.

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
2021 Compensation Determinations
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

2021 Performance Incentive Plan Payouts
In addition to base salaries, in 2021 we provided performance-based, annual cash bonuses under the PI Plan. Each pay grade has a corresponding PI Plan target opportunity, which is assessed annually. Each NEO's opportunity corresponds to the opportunity applicable to his or her pay grade. These awards are paid based on the achievement of AES and US SBU measures in three performance categories: Safety, Financial, and Strategic objectives (as described in the tables below), which were established in early 2021. The PI Plan is structured in a manner that provides our NEOs with a direct incentive to achieve such objectives. For Ms. Lund, the award is 50% based on the achievement of the AES Corporate Executive Leadership Team (“ELT”) goals and 50% based on the achievement of the US SBU US Utilities goals (as further described below). For Mr. Garavaglia, Ms. Sobecki and Mr. Buchanan, the award is 25% based on the achievement of the AES Corporate Non-ELT goals and 75% based on the achievement of the US SBU goals with equal weight given to: (i) the achievement of US SBU US Utilities goals, which includes IPALCO and AES Indiana and their Ohio sister companies, DPL and AES Ohio, and (ii) the achievement of US SBU US Generation goals, which includes other AES generation companies in the US. Mr. Bentley would have been eligible for an award based 25% on the achievement of AES Corporate Non-ELT goals and 75% US SBU US Utilities goals, but he forfeited his right to receive a 2021 PI Plan payout when he retired from AES.

In 2021, payments under the PI Plan were determined based on the AES and US SBU 2021 performance measures as described in the tables below. The AES ELT performance measures were approved by the AES Compensation Committee of its Board of Directors (the “AES Compensation Committee”) and the AES Non-ELT performance measures were approved by the Chief Executive Officer of AES (the “AES CEO”). Performance measures for the US SBU were based upon the Executive Compensation Review Team’s and US SBU leadership’s business goals for the US SBU US Generation and US SBU US Utilities, including IPALCO and AES Indiana, for 2021. The Executive Compensation Review Team approved performance measures and objectives across all three categories that it considered to be challenging, but achievable, with US SBU leadership and CDPQ providing input with regard to objectives applicable to IPALCO and AES Indiana. Targets for the 2021 financial measures for AES and the US SBU were based on the 2021 financial budget as well as strategic objectives. Individual awards are paid out at 0-200% of the target applicable to each pay grade depending on scores achieved relative to the performance measures.

AES ELT 2021 Actual Results: The AES Compensation Committee determined to pay the 2021 AES corporate ELT performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES ELT performance score for 2021 was determined to be 120%, as follows:

Strategic Goal & Weight		Measure	2021 Target	2021 Actuals	Payout Factor
Safety[2]	5%	Serious Safety Incidents	No Incidents	No Incidents	150%
	5%	Non-Injury SIP Rate	0.95	1.677	116%
		Safety Meeting	95.0%	99.2%
		Safety Walks	28,894	32,801
Financials[3]	60%	Adjusted EPS - 40%	$1.54	$1.52	94%
		Parent Free Cash Flow - 20%	$800M	$839M	149%
Green Growth & Customer Centricity[4]	30%	Growth - 10% Achievement of COD – 10%	3,500 MW 1,800 MW	4,974 MWs 2,079 MWs	200%
New Business Models[5]		Fluence Revenue – 5% Uplight Revenue – 5%	Fluence Revenue of $1B Uplight Revenue of $135M	$0.74B $97M	0%
AES Corporate ELT Performance Score - 120%1

1The AES Corporate ELT Performance score is rounded to the nearest whole number.
2In 2021, AES had zero fatalities. In recognition of this safety accomplishment, the AES Compensation Committee awarded the maximum payout factor with respect to the Serious Safety Incidents measure, which was 150%.
3 Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 90% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal.
4Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 85% of the target goal, and a 200% score corresponds to actual results at 115% of the target goal.
5Assuming the threshold financial requirement for each measure is met, the score ranges from 75% to 150%: 75% score corresponds to actual results at 85% of the target goal, and a 150% score corresponds to actual results at 115% of the target goal.

AES Non-ELT 2021 Actual Results: The AES CEO determined to pay the 2021 AES corporate Non-ELT performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES Non-ELT performance score for 2021 was determined to be 139%, as follows:

Strategic Goal & Weight		Measure	2021 Target	2021 Actuals	Payout Factor
Safety[2]	5%	Serious Safety Incidents	No Incidents	No Incidents	200%
	5%	Non-Injury SIP Rate	0.95	1.677	116%
		Safety Meeting	95.0%	99.2%
		Safety Walks	28,894	32,801
Financials[3]	60%	Adjusted EPS - 40%	$1.54	$1.52	94%
		Parent Free Cash Flow - 20%	$800M	$839M	149%
Leading Renewables & Working in Partnership[4]	30%	Growth - 10% Achievement of COD – 10%	3,500 MW 1,800 MW	4,974 MWs 2,079 MWs	200%
New Business Models & Applying Innovation		New Business Models – 5% Global Energy Star Program – 5%	Develop New Products or Segments with Total Addressable Market of $10B US $50M in global run rate savings	$25B $61M	200% 122%
AES Corporate Non-ELT Performance Score - 139%1

1The AES Corporate Non-ELT Performance score is rounded to the nearest whole number.
2In 2021, AES had zero fatalities. In recognition of this safety accomplishment, the AES CEO awarded the maximum payout factor with respect to the Serious Safety Incidents measure, which was 200%.
3 Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 90% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal.
4Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 85% of the target goal, and a 200% score corresponds to actual results at 115% of the target goal.

US SBU US Utilities 2021 Performance: The Executive Compensation Review Team determined to pay the 2021 US SBU US Utilities performance score based on actual results of the pre-established performance measures for the US SBU US Utilities as shown below. As a result, the US SBU US Utilities performance score for 2021 was determined to be 104%, as follows:

Strategic Goal & Weight		Measure	2021 Target	2021 Actuals	Payout Factor
Safety[2]	5%	Serious Safety Incidents	No Incidents	No Incidents	150%
	5%	Non-Injury SIP Rate	1.200	1.961	114%
		Safety Meeting	95.0%	98.5%
		Safety Walks	3,811	4,650
Financials[3]	45%	Adjusted PTC ($M) – 22.5%	$124.5M	$118.5M	94%
		Subsidiary Distributions ($M) – 22.5%	$115M	$119.5M	110%
Leading Renewables & Working in Partnership	45%	Grid Modernization Investment – 10% Indiana Replacement Generation – 15%	$299.0M IURC approval of 195 MW and favorable progress metrics on additional 200 MW	$259.0M 490.0MW	87% 124%
Operations[4]		Operational KPIs – 10%	100% of Operational KPI targets	64.1%	64%
Applying Innovation		Global Energy Star Program – 5%	$50M in global run rate savings	$61.0M	122%
Diversity, Equity & Inclusion (DE&I)		Review, develop, and implement programs that promote DE&I – 5%	Launch and favorable performance of Multiple Pathways program in 2021	100%	100%
US SBU US Utilities Performance Score - 104%1

1The US SBU US Utilities Performance score is rounded to the nearest whole number.
2The maximum payout factor with respect to the Serious Safety Incidents measure for the US SBU US Utilities was 200%. The Executive Compensation Review Team reduced the US SBU US Utilities score due to COVID vaccination rates below AES global average.
3 Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 60% of the target goal, and a 200% score corresponds to actual results at 140% of the target goal.
4 KPIs and weights for generation businesses are as follows: Commercial Availability 30%, Equivalent Forced Outage Factor 40%, Equivalent Availability Factor 20%, and Heat Rate 10%. KPIs and weights for distribution businesses are as follows: System Average Interruption Duration Index 50%, System Average Interruption Frequency Index 30%, Customer Satisfaction Index 10%, and Days Sales Outstanding 10%.

US SBU US Generation 2021 Performance: The Executive Compensation Review Team determined to pay the 2021 US SBU US Generation performance score based on actual results of the pre-established performance measures for the US SBU US Generation as shown below. As a result, the US SBU US Generation performance score for 2021 was determined to be 130%, as follows:

Strategic Goal & Weight		Measure	2021 Target	2021 Actuals	Payout Factor
Safety[2]	5%	Serious Safety Incidents	No Incidents	No Incidents	175%
	5%	Non-Injury SIP Rate	1.200	2.430	121%
		Safety Meeting	95.0%	99.9%
		Safety Walks	665	824
Financials[3]	45%	Adjusted PTC ($M) – 22.5%	$232.1M	$210.8M	89%
		Subsidiary Distributions ($M) – 22.5%	$320.8M	$378.2M	145%
Leading Renewables & Working in Partnership	45%	Green Growth & Customer – 15%	Develop and execute specific strategies to add $30M PTC in next budget cycle	$80.4M	200%
Operations[4]		Operational KPIs – 20%	100% of Operational KPI targets	110.2%	110%
Applying Innovation		Global Energy Star Program – 5%	$50M in global run rate savings	$61.0M	122%
Diversity, Equity & Inclusion (DE&I)		Review, develop, and implement programs that promote DE&I – 5%	Develop reskilling workforce plans Develop and execute plans to retain and increase representation of historically underrepresented groups to better reflect the available local workforce	95%	95%
US SBU US Generation Performance Score - 130%1

1The US SBU US Generation Performance score is rounded to the nearest whole number.
2The maximum payout factor with respect to the Serious Safety Incidents measure for the US SBU US Generation was 200%. The Executive Compensation Review Team reduced the score for the US SBU US Generation due to COVID vaccination rates below AES global average.
3 Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 60% of the target goal, and a 200% score corresponds to actual results at 140% of the target goal.
4 KPIs and weights for each generation business are as follows: Warrior Run: Commercial Availability 35%, Equivalent Forced Outage Factor 20%, Equivalent Availability Factor 30%, and Heat Rate 15%. Hawaii: Commercial Availability 30%, Equivalent Forced Outage Factor 20%, Equivalent Availability Factor 20%, and Heat Rate 30%. Southland: Commercial Availability 70%, Equivalent Forced Outage Factor 30%.

As described above, Mr. Garavaglia’s, Ms. Sobecki’s, and Mr. Buchanan’s 2021 bonuses were earned based on the performance of AES (Non-ELT formula) (25%) and the US SBU (75%) (equally weighted between US SBU US Utilities and US SBU US Generation). Ms. Lund’s 2021 bonus was earned based on the performance of AES (ELT formula) (50%) and US SBU US Utilities (50%).

The following table sets forth the amounts of the annual incentive cash awards under the PI Plan earned by our NEOs in 2021, which were paid in early 2022.

			Actual 2021 Annual Incentive Cash Award
NEO	2021 Target Annual Incentive ($)	2021 Target Annual Incentive (% of base salary)	Dollar Value ($)	% of Target Annual Incentive
Kristina Lund	$216,000	60%	$241,920	112%
Gustavo Garavaglia	$128,969	45%	$158,631	123%
Judi L. Sobecki	$143,917	50%	$177,017	123%
Jeremy Buchanan	$71,614	40%	$88,085	123%
Barry J. Bentley*	$153,302	50%	—	—
*As a result of Mr. Bentley’s retirement, he forfeited his right to receive a 2021 PI Plan Payout.

2021 Discretionary Bonuses

.In connection with the performance of the US SBU and the individual contributions of the NEOs in 2021, the Executive Compensation Review Team determined it was appropriate to grant certain of the NEOs discretionary bonus amounts as set forth in the table below. These discretionary bonuses were paid to the NEOs in the first quarter of 2022.

NEO	2021 Special Bonus Amount ($)
Kristina Lund	$66,528
Gustavo Garavaglia	$23,795
Judi L. Sobecki	$26,553
Jeremy Buchanan	$13,213

Long Term Compensation Elements
AES grants a mix of cash- and equity-based awards under the LTC Plan. These awards help the Company to attract and retain key individuals who are critical to the success of our business and align the interests of our NEOs with those of AES’ stockholders over the long term. Grants to our NEOs under the LTC Plan, whether in cash or stock, vest ratably over a three-year period or based on a cumulative three-year performance period and are determined based on a percentage of the individual’s base salary. In the first quarter of 2021, our NEOs received awards as follows: 50% in the form of cash-settled Performance Units (“PUs”) and 50% in the form of AES stock-settled Restricted Stock Units (“RSUs”). In addition, Ms. Lund and Mr. Garavaglia each received a one-time grant of RSUs in November 2021 for retention purposes (the “Additional RSUs”).

Performance Units (PUs)
PUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PUs granted in 2021 are eligible to vest subject to AES’ three-year cumulative Parent Free Cash Flow performance. Parent Free Cash Flow is a strategically important metric to AES as it reflects the ability of AES’ businesses to generate cash for AES’ investors that can be either reinvested in the business or paid to investors through dividends, and additionally is a key metric for ratings agencies. A description of how Parent Free Cash Flow is calculated from AES’ audited financial statements is described in “Non-GAAP Measures” below.

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

The following table illustrates the vesting percentage at each Parent Free Cash Flow level for targets set for the 2021-2023 performance period:

Performance Level	Vesting Percentage
Below 90% of Performance Target	0%
Equal to 90% of Performance Target	50%
Equal to 100% of Performance Target	100%
Equal to or Greater than 110% of Performance Target	200%

Between the Parent Free Cash Flow levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PUs is also generally subject to the continued employment of the NEO. The AES Compensation Committee approved a Parent Free Cash Flow target for the 2021 PUs that is believed by the AES Compensation Committee to be challenging, but achievable.

Restricted Stock Units (RSUs)

RSUs represent the right to receive a single share of AES Common Stock subject to service-based vesting conditions. AES grants RSUs to assist in retaining executives and also to increase their ownership of AES Common Stock, which further aligns executives’ interests with those of AES stockholders. RSUs generally vest based on continued service with AES and its subsidiaries in three equal installments, beginning on the first anniversary of the grant date. The Additional RSU’s granted to Ms. Lund and Mr. Garavaglia vest in four installments with an increasing percentage of the award vesting on each anniversary of the grant date (10% on 1st anniversary, 15% on secondary anniversary, 25% on 3rd anniversary and 50% on the 4th anniversary).

2021 Long Term Compensation Grants

As in previous years, the allocation of long-term compensation components granted in 2021 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of AES, as our parent company, and rewarding individual performance.

The following table sets forth the aggregate target grant value for the 2021 LTC Plan awards made to our NEOs.

	February 2021 Long-Term Compensation Aggregate Target Grant Value(1)
Name	As % of Base Salary(2)	Dollar Amount
Kristina Lund	92%	$332,511
Gustavo Garavaglia(3)	60%	$166,950
Judi L. Sobecki	50%	$139,725
Jeremy Buchanan	40%	$65,104
Barry J. Bentley(3)	50%	$150,591
(1) Excludes the Additional RSUs.
(2) Based on salary as of December 31, 2020.
(3) In connection with his retirement from AES in March 2021, Mr. Bentley forfeited his 2021 LTC Plan awards. Similarly, in connection with his resignation from AES in April 2022, Mr. Garavaglia forfeited all of his unvested equity awards, including unvested Additional RSUs.

As discussed under “Our Compensation Process” above, grant values are generally guided by each NEOs applicable AES pay grade (and in the case of the RSUs are rounded down to the nearest whole share at the time of grant). Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table and the Grants of Plan-Based Awards (2021) Table in this Amendment.

Prior Year PUs Vesting in 2021

All of the NEOs received a grant of PUs in February 2019 for the January 1, 2019 through December 31, 2021 performance period (the “2019-2021 PUs”). For the 2019-2021 PUs, performance was based on AES’ Proportional Free Cash Flow performance during the 2019-2021 period.

The 2019-2021 PUs paid out at 91.1% of target based on AES’ actual Proportional Free Cash Flow results of $4,091M, which was 97.8% of the target Proportional Free Cash Flow. As previously disclosed the performance scale for these awards was 100% vesting for performance equal to 100% of target, 50% for performance equal to 87.5%, and 200% for performance equal to or greater than 125%. The performance payout level is derived using straight-line interpolation: for every one percentage point performance is above the target goal, the payout is increased by approximately four percentage points. The payouts for these awards for each NEO, are shown in the following table:

NEO	Target Number of Performance Units	% of Target Value Based on Proportional Free Cash Flow	Final Vested Value
Kristina Lund	78,000	91.1%	$71,058
Gustavo Garavaglia	82,813	91.1%	$75,443
Judi L. Sobecki	75,000	91.1%	$68,325
Jeremy Buchanan	20,655	91.1%	$18,817
* In connection with his retirement from AES, Mr. Bentley forfeited the entirety of his 2019-2021 Performance Units award.

Further details regarding the 2019-2021 PU payouts can be found in the Summary Compensation Table in this Amendment.

Other Relevant Compensation Elements and Policies
Perquisites
We generally do not provide any perquisites to our NEOs, with the exception of relocation related expenses for international assignments under certain circumstances.

Retirement and Other Broad-Based Employee Benefits
Our NEOs, as well as our other employees, are eligible for the following benefits: participation in a defined contribution (401(k)) plan, group health insurance (including medical, dental, and vision), long- and short-term disability insurance, basic life insurance and paid time off. Ms. Sobecki participates in the DP&L Retirement Income Plan and Mr. Bentley participated in the IPL Retirement Plan. Our NEOs are eligible to participate in the AES Restoration Supplemental Retirement Plan (the “RSRP”), a nonqualified deferred compensation plan, which is intended to restore benefits that are limited under our broad-based retirement plans due to statutory limits imposed by the United States Internal Revenue Code (the “Code”). The RSRP’s objectives are consistent with our philosophy to provide competitive levels of retirement benefits and to retain talented executives. The RSRP does not contain any enhanced or special benefit formulas for our NEOs. Contributions to the RSRP made in 2021 are included in the All Other Compensation column of the Summary Compensation Table (2021, 2020 and 2019) in this Amendment. Additional information regarding the RSRP is contained in the “Narrative Disclosure Relating to the Non-Qualified Deferred Compensation Table” in this Amendment.

Severance and Change in Control Arrangements
AES maintains certain severance and change in control arrangements, including The AES Corporation Amended and Restated Severance Plan (the “Severance Plan”) and change in control provisions in the long-term compensation award agreements. Upon a change in control of AES, the unvested portion of all outstanding awards will vest only upon a double-trigger (at target performance levels for performance awards). The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control. All unvested, outstanding awards include a double-trigger vesting provision. In addition, all NEOs are entitled to payments and benefits under the Severance Plan, in the event of qualifying terminations of employment, both related and unrelated to a change in control, as provided in the Benefits Schedule included therein. Finally, upon a termination of service or in the event of a change in control, participants’ account balances in the RSRP (described in the Nonqualified Deferred Compensation (2021) Table below) would be paid in a lump-sum. Please see “Potential Payments Upon Termination or Change in Control (2021)” below for a more detailed summary of these payments and benefits. Mr. Bentley retired from AES in March 2021 and Mr. Garavaglia voluntarily resigned from AES in April 2022. Neither Mr. Bentley nor Mr. Garavaglia received payments under the Severance Plan in connection with his departure.

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

Employment Agreements and Other Arrangements
Our NEOs do not have any employment agreements or other arrangements, except as disclosed herein or in “Potential Payments Upon Termination or Change in Control (2021).”

Prohibition Against Hedging and Pledging

AES’ Securities Trading Policy prohibits AES’ and its subsidiaries’ employees (including officers) and directors from engaging in hedging transactions with respect to AES’ equity securities including, without limitation, the purchase of financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions, that hedge or speculate, or are designed to hedge or speculate, on any change in the market value of AES’ equity securities. AES additionally prohibits AES’ and its subsidiaries’ employees (including officers) and directors from pledging AES securities in any circumstance, including by purchasing AES securities on margin or by holding AES securities in a margin account.

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

Adjusted Earnings Per Share (Adjusted EPS).

Reconciliation of Adjusted EPS
Year Ended Dec. 31, 2021
Diluted earnings (loss) per share from continuing operations	$(0.59)
Unrealized derivative and equity security losses	$—
Unrealized foreign currency losses (gains)	$0.02
Disposition/ acquisition losses (gains)	$1.22
Impairment losses	$1.65
Loss on extinguishment of debt	$0.13
Net gains from early contract terminations at Angamos	$(0.37)
U.S. Tax Law Reform Impact	$(0.25)
Less: Net income tax expense (benefit)	$(0.29)
Adjusted EPS	$1.52

Parent Free Cash Flow.

Reconciliation of Parent Free Cash Flow[1]
$ in Millions	Year Ended Dec. 31, 2021
Net Cash Provided by Operating Activities at the Parent Company[2]	$570
Subsidiary Distributions to QHCs Excluded from Schedule 1[3]	$47
Subsidiary Distributions Classified in Investing Activities[4]	$290
Parent-Funded SBU Overheard and Other Expenses Classified in Investing Activities[5]	$(69)
Other	$1
Parent Free Cash Flow[1]	$839

1 Parent Free Cash Flow (a non-GAAP financial measure) should not be construed as an alternative to Consolidated Net Cash Provided by Operating Activities, which is determined in accordance with U.S. GAAP. Parent Free Cash Flow is the primary, recurring source of cash that is available for use by AES (the “Parent Company”). Parent Free Cash Flow is equal to Subsidiary Distributions less cash used for interest costs, development, general and administrative activities, and tax payments by the Parent Company. AES’ management uses Parent Free Cash Flow to determine the cash available to pay dividends, repay recourse debt, make equity investments, fund share buybacks, pay Parent Company hedging costs and make foreign exchange settlements. We believe that Parent Free Cash Flow is useful to investors because it better reflects the Parent Company’s cash available to make growth investments, pay shareholder dividends, and make principal payments on recourse debt. Factors in this determination include availability of subsidiary distributions to the Parent Company and AES’ investment plan.

2 Refer to Net Cash Provided by Operating Activities at the Parent Company as reported at Part IV—Item 15—Schedule 1 - Condensed Financial Information of Registrant included in AES’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 28, 2022 (“Schedule 1”).

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

Adjusted Pre-Tax Contribution (“Adjusted PTC”). Adjusted PTC is pre-tax income from continuing operations attributable to AES excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) net gains at Angamos, one of our businesses in the South America SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.

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

REPORT OF THE BOARD OF DIRECTORS
The Board has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended that it be included in this Amendment and in our Annual Report on Form 10-K for the year ended December 31, 2021.

The Board of Directors of IPALCO Enterprises, Inc.

Stephen Coughlin	Fady Mansour
Bernerd Da Santos	Tish Mendoza
Paul L. Freedman	Marc Michael
Susan Harcourt	Julian Nebreda
Frédéric Lesage	Kenneth J. Zagzebski
Kristina Lund

SUMMARY COMPENSATION TABLE (2021, 2020 and 2019) (1)

Name and Principal Position (a)	Year (b)	Salary ($) (c)(2)	Bonus ($) (d)	Stock Awards ($) (e)(3)	Non-Equity Incentive Plan Compensation ($) (g)(4)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)(5)	All Other Compensation ($) (i)(6)	Total ($) (j)
Kristina Lund Pres. and CEO	2021	$369,666	$66,528	$1,166,253	$312,978	$—	$92,108	$2,007,533
	2020	$323,588	$23,544	$87,233	$313,908	$—	$147,342	$895,615

Gustavo Garavaglia VP and CFO	2021	$286,597	$23,795	$583,492	$234,074	$—	$39,403	$1,167,361
	2020	$291,288	$19,408	$66,255	$131,786	$—	$31,951	$540,688
	2019	$263,713	$15,741	$82,812	$138,834	$—	$22,932	$524,032

Judi L. Sobecki VP and General Counsel	2021	$287,833	$26,553	$69,869	$245,342	$49,065	$10,150	$688,812
	2020	$290,198	$21,657	$67,500	$207,421	$223,933	$9,975	$820,684
	2019	$270,001	$25,380	$74,993	$213,728	$162,682	$9,800	$756,584

Jeremy Buchanan VP, HR	2021	$179,036	$13,213	$32,557	$106,902	$—	$21,697	$353,405
	2020	$169,020	$5,925	$26,685	$59,244	$—	$23,434	$284,308

Barry J. Bentley Former VP, U.S. Utilities	2021	$90,198	$—	$75,305	$—	$—	$3,608	$169,111
	2020	$301,182	$—	$73,102	$221,893	$212,455	$11,400	$820,032
	2019	$292,410	$11,112	$71,242	$237,082	$322,280	$11,200	$945,326

(1)    The compensation disclosed in this table represents the full amount of compensation paid to each NEO and is not limited to the portion of each NEOs compensation allocated to and paid by IPALCO.
(2)    The base salary earned by each NEO during fiscal years 2021, 2020, or 2019, as applicable.
(3)    Aggregate grant date fair value of RSUs granted to NEOs in the year (including Additional RSUs), which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation” (“FASB ASC Topic 718”), disregarding any estimate of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnotes to financial statements (footnote 19), or Management’s Discussion & Analysis, as appropriate, contained in AES’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 28, 2022 2022 (the “AES 2021 10-K”), which also includes information for 2020 and 2019. As a result of his retirement in March 2021, Mr. Bentley forfeited his 2021 RSU award. Similarly, in connection with his resignation from AES in April 2022, Mr. Garavaglia forfeited all of his unvested equity awards, including unvested Additional RSUs
(4)    The value of all non-equity incentive plan awards earned during the 2021 fiscal year and paid in 2022, which includes awards earned under the PI Plan (our annual incentive plan) and awards earned for the three-year performance period ended December 31, 2021 for our cash-based 2019-2021 PUs granted under the LTC Plan. The following chart shows the breakdown of awards under these two plans for each NEO. In connection with his retirement from AES, Mr. Bentley forfeited his right to receive any 2021 Performance Incentive Plan payout and the entirety of his 2019-2021 Performance Units award.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non- Equity Incentive Plan Compensation
Kristina Lund	2021	$241,920	$71,058	$312,978

Gustavo Garavaglia	2021	$158,631	$75,443	$234,074

Judi L. Sobecki	2021	$177,017	$68,325	$245,342

Jeremy Buchanan	2021	$88,085	$18,817	$106,902

Barry J. Bentley	2021	$—	$—	$—

(5)    Ms. Sobecki participates in the DP&L Retirement Income Plan and Mr. Bentley participated in the IPL Retirement Plan. The pension plan change in value for Ms. Sobecki and Mr. Bentley is provided for the years indicated. Details of these pension plans (and related assumptions) are set forth in the Pension Benefits Table (2021). For Mr. Bentley, the pension value decreased from December 31, 2020 to December 31, 2021 by $77,710 due to an increase in the discount rate (37 basis points) and 9-months of benefit payments, partially offset by his accrual from year end to his March 19, 2021 retirement date. Ms. Lund, Mr. Garavaglia and Mr. Buchanan do not participate in an employer sponsored pension plan..
(6)    All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans. The following chart shows the breakdown of contributions under these plans for each NEO. For 2021, in the case of Ms. Lund, All Other Compensation also includes assignment related benefits.

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other	Total Other Compensation
Kristina Lund (a)	2021	$26,100	$13,943	$52,065	$92,108

Gustavo Garavaglia	2021	$26,100	$13,303	$—	$39,403

Judi L. Sobecki	2021	$10,150	$—	$—	$10,150

Jeremy Buchanan	2021	$21,697	$—	$—	$21,697

Barry J. Bentley	2021	$3,608	$—	$—	$3,608

(a) The Company provides various forms of compensation related to expatriate assignments that differ according to location and term of assignment, including: host housing allowances, cost of living differentials, assignment tax equalization, home leave and travel, relocation expense, and tax return and visa preparation. Among amounts included above for Ms. Lund, Ms. Lund received $41,090 in relocation benefits and related tax payments, $6,475 in host location tax payments, and $4,500 in tax preparation services.

GRANTS OF PLAN-BASED AWARDS (2021)
The following table provides information about the plan based cash and equity awards granted to our NEOs in 2021.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units(#)(4) (i)	Grant Date Fair Value of Stock and Option Awards ($)(5) (j)
Name (a)	Grant Date (b)	Units	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)		Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Kristina Lund	—		$—	$216,000	$432,000	(1)
	—		$83,128	$166,256	$332,512	(2)
	19-Feb-21									5,873	$166,265
	19-Feb-21									40,683	$999,988
Gustavo Garavaglia	—		$—	$128,969	$257,937	(1)
	—		$41,738	$83,475	$166,950	(2)
	19-Feb-21									2,949	$83,486
	19-Feb-21									20,342	$500,006
Judi L. Sobecki	—		$—	143,917	287,833	(1)
	—		$34,932	69,863	139,726	(2)
	19-Feb-21									2,468	$69,869
Jeremy Buchanan	—		$—	59,244	118,489	(1)
	—		$16,276	32,552	65,104	(2)
	19-Feb-21									1,150	$32,557
Barry J. Bentley (5)	—		$—	$153,302	$306,604	(1)
	—		$37,648	$75,296	$150,592	(2)
	19-Feb-21									2,660	$75,305

(1)    Each NEO received an opportunity to earn a performance-based, annual cash bonus under the PI Plan (our annual cash incentive plan) in 2021. The first row of data for each NEO shows the threshold, target and maximum award values under the PI Plan. For the PI Plan, the threshold award is 0% of the target award, and the maximum award is 200% of the target award. The extent to which awards are payable depends upon AES’ performance against goals established in the first quarter of the fiscal year. This award was paid in the first quarter of 2022 to all NEOs with the exception of Mr. Bentley and the actual payout amounts are shown in footnote 4 to the Summary Compensation Table.
(2)    Each NEO received a grant of PUs on February 19, 2021, which were awarded under the LTC Plan and are paid in cash. These units vest based on (i) the performance condition of Parent Free Cash Flow for the three-year period ending December 31, 2023 (as more fully described in the CD&A) and (ii) a service-based condition. The second row of data for each NEO shows the threshold, target and maximum award value of the PUs. At threshold performance, the vesting percentage is 50%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target and between the target and maximum. As a result of Mr. Bentley's retirement, he forfeited his 2021 PU award.
(3)    Each NEO received a grant of RSUs on February 19, 2021 awarded under the LTC Plan. These units vest on a service-based condition in three equal installments in which one-third of the RSUs vest on each of the first three anniversaries of the grant date. As a result of Mr. Bentley’s retirement, he forfeited his 2021 RSU award.
Ms. Lund and Mr. Garavaglia each received a grant of Additional RSUs on November 19, 2021 awarded under the LTC Plan. These units vest on a service-based condition in four installments (10% on 1st anniversary, 15% on secondary anniversary, 25% on 3rd anniversary and 50% on the 4th anniversary of the grant date). In connection with his resignation from AES in April 2022, Mr. Garavaglia forfeited all of his unvested equity awards, including unvested Additional RSUs.
(4)    Aggregate grant date fair values of RSUs granted in the year which are computed in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in AES’ financial statements, footnotes to the financial statements (footnote 19), or Management’s Discussion & Analysis, as appropriate, contained in the AES 2021 10-K.

Descriptions of the compensation elements included in the Summary Compensation Table (2021, 2020 and 2019) and Grants of Plan-Based Awards (2021) Table, including the PI Plan and LTC Plan and awards made thereunder, are set forth in the CD&A.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2021)
The following table contains information concerning unvested stock awards with respect to AES stock granted to the NEOs that were outstanding on December 31, 2021. The market value of stock awards is based on the closing price per share of AES Common Stock on December 31, 2021 of $24.30, the last business day of the 2021 fiscal year. The NEOs do not hold any equity in IPALCO.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kristina Lund	—	—				48,886	$1,187,930	—	$—
Gustavo Garavaglia(2)	—	—				26,012	$632,092	—	—
Judi L. Sobecki	—	—				5,241	$127,356	—	—
Jeremy Buchanan	—	—				2,018	$49,037	—	—
Barry J. Bentley(2)	—	—				—	$—	—	—

(1)Included in this column are:
a. Grants of RSUs made to all NEOs that vest in three equal installments on the first three anniversaries of the grant date. These awards include:
An RSU grant made on February 22, 2019 for which the final installment vested on February 22, 2022.
An RSU grant made on February 21, 2020 for which the second installment vested on February 21, 2022, and the third installment will vest on February 21, 2023.
An RSU grant made on February 19, 2021 for which the first installment vested on February 21, 2022, and the remaining two installments will vest on February 21, 2023 and February 21, 2024.
b. Grants of Additional RSUs made to Ms. Lund and Mr. Garavaglia on November 19, 2021 that vest in four installments with 10% vesting on November 19, 2022, 15% vesting on November 19, 2023, 25% vesting on November 19, 2024, and 50% vesting on November 19, 2025.

(2) In connection with Mr. Bentley’s retirement from AES in March 2021, he forfeited all of his unvested equity at the time (including his 2021 LTC Plan awards). Similarly, in connection with Mr. Garavaglia’s resignation from AES in April 2022, he forfeited all of his unvested equity at the time, including unvested Additional RSUs.

OPTION EXERCISES AND STOCK VESTED (2021)
The following table contains information concerning the vesting of RSU awards held by the NEOs during 2021.

	Option Awards		Stock Awards (1)
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Kristina Lund	—	—	5,363	$147,181
Gustavo Garavaglia	—	—	2,639	$72,647
Judi L. Sobecki	—	—	4,417	$121,099
Jeremy Buchanan	—	—	821	$22,728
Barry J. Bentley	—	—	4,793	$131,447

(1)Vesting of stock awards in 2021 consisted of three separate grants, as set forth in the following tables:

Number of Shares Acquired on Vesting (#)

Name	2/23/2018 RSUs (i)	2/22/2019 RSUs (ii)	2/21/2020 RSUs (iii)	Total (#)
Kristina Lund	2,479	1,483	1,401	5,363
Gustavo Garavaglia	—	1,575	1,064	2,639
Judi L. Sobecki	1,907	1,426	1,084	4,417
Jeremy Buchanan	—	393	428	821
Barry J. Bentley	2,264	1,355	1,174	4,793
Value Realized on Vesting ($)

Name	2/23/2018 RSUs (i)	2/22/2019 RSUs (ii)	2/21/2020 RSUs (iii)	Total
Kristina Lund	67,478	40,041	39,662	147,181
Gustavo Garavaglia	—	42,525	30,122	72,647
Judi L. Sobecki	51,909	38,502	30,688	121,099
Jeremy Buchanan	—	10,611	12,117	22,728
Barry J. Bentley	61,626	36,585	33,236	131,447

(i) The February 23, 2018 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the third installment occurred on February 23, 2021 at a vesting price of $27.22.

(ii) The February 22, 2019 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the second installment occurred on February 22, 2021 at a vesting price of $27.00.

(iii) The February 21, 2020 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on February 21, 2022 at a vesting price of $28.31.

PENSION BENEFITS (2021)

The following table provides information with respect to the DP&L Retirement Income Plan and the IPL Retirement Plan, which are the only defined benefit pension plans in which any of the NEOs participate. Payments to Mr. Bentley under the IPL Retirement Plan commenced on April 1, 2021, following his retirement from AES on March 19, 2021.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(2)	Present Value of Accumulated Benefit ($) (d)(3)(4)	Payments During Last Fiscal Year ($) (e)(5)
Kristina Lund (1)	—	—	$—	$—
Gustavo Garavaglia (1)	—	—	$—	$—
Judi L. Sobecki	DP&L Retirement Income Plan	13.00	$699,188	$—
Jeremy Buchanan (1)	—	—	$—	$—
Barry J. Bentley	IPL Employer's Retirement Plan	32.92	$1,980,449	$72,789

(1)Ms. Lund, Mr. Garavaglia and Mr. Buchanan do not participate in an employer-sponsored pension plan.
(2)Assumes 1,000 hours earned in plan years 2008-2021.
(3)Based on the census data as reported by AES for valuation purposes and the following assumptions:

Measurement Date	12/31/2021	12/31/2020	12/31/2019	12/31/2018
Discount Rate - DPL	2.83%	2.44%	3.33%	4.35%
Discount Rate - IPL	2.83%	2.46%	3.33%	4.36%
Pre-retirement Mortality	None	None	None	None
Post-retirement Mortality	Pri-2012 projected generationally with MSS-2021	Pri-2012 projected generationally with MSS-2020	Pri-2012 projected generationally with MSS-2019	MRP 2006 projected generationally with MSS-2018
Withdrawal	None	None	None	None
Retirement Age - DPL	62	62	62	62
Retirement Age - IPL	55.9167 (Actual)	55 (unreduced)	55 (unreduced)	55 (unreduced)
Form of Payment - DPL	Single Life Annuity	Single Life Annuity	Single Life Annuity	Single Life Annuity
Form of Payment - IPL	Elected (100% Joint and Survivor Annuity)	Single Life Annuity	Single Life Annuity	Single Life Annuity

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Hire
Ms. Sobecki	9/2/1971	8/1/2007
Mr. Bentley	4/26/1965	5/9/1998

Compensation:
Year	Ms. Sobecki	Mr. Bentley	IRS Maximum Compensation

2021	$287,833	$290,000	$290,000
2020	$285,000	$285,000	$285,000
2019	$270,000	$280,000	$280,000
2018	$240,000	$275,000	$275,000
2017	$224,281	$251,264	$270,000
2016	$208,663	$243,942	$265,000

(4)    Accumulated Benefit calculations for Ms. Sobecki include the $187.50 monthly supplemental benefit payable from age 62 to age 65.
(5) Amounts based on 100% J&S annuity of $8,097.69/month paid from April 1, 2021 to December 31, 2021.
(6)    For Mr. Bentley, the pension value decreased from December 31, 2020 to December 31, 2021 due to the increase in discount rate (37 basis points) and the 9-months of benefit payments, partially offset by his accrual from year-end to his March 19, 2021 termination date.

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

The IPL Retirement Plan

The IPL Retirement Plan is a qualified defined benefit plan that provides retirement benefits to employees of IPL and its affiliates who are participating employers who meet the participation requirements, including Mr. Bentley. IPL is a subsidiary of IPALCO and NEOs may receive benefits under IPL plans if they were previously employed by IPL. The IPL Retirement Plan covers both union (clerical and physical) and nonunion (non-bargaining) employees. Plan provisions differ by union and nonunion. Mr. Bentley is in the non-bargaining category. Mr. Bentley was eligible for early retirement benefits under the IPL Retirement Plan upon his retirement from AES on March 19, 2021.

Non-bargaining participants must be at least 21 and must have completed one year of service to be eligible. All non-union employees who were hired before July 9, 2001 and who completed 1,000 hours of employment in the 12-month period measured by anniversaries of the date of hire become participants as of the first of the month following completion of one year of service.

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

Participants are eligible for early retirement upon reaching age 55 with at least 10 years of service. If a participant has attained age 55 with combined age and years of vesting service of at least 85 (Rule of 85), the monthly benefit on a single-life basis is not reduced for payment before age 65.

NONQUALIFIED DEFERRED COMPENSATION (2021)

The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)(2)	Registrant Contributions in Last Fiscal Year ($) (c)(3)	Aggregate Earnings in Last Fiscal Year ($) (d)(4)	Aggregate Withdrawals/Distributions ($) (e)(5)	Aggregate Balance at Last FYE ($) (f)(6)
Kristina Lund - RSRP	$260	$13,943	$(919)	$—	$73,523
Gustavo Garavaglia - RSRP	$2,600	$13,303	$1,313	$—	$20,292
Judi L. Sobecki - RSRP	$—	$—	$—	$—	$—
Jeremy Buchanan - RSRP	$—	$—	$—	$—	$—
Barry J. Bentley - RSRP	$—	$—	$—	$—	$—

(1)Because Mr. Bentley and Ms. Sobecki do not participate in the AES 401(k) plan (but rather the IPL and DPL 401(k) plans), they are not eligible to receive an employer match on RSRP contributions.
(2)Amounts in this column represent elective contributions by the NEO to the RSRP in 2021.
(3)Amounts in this column represent employer contributions to the RSRP in 2021. The amount reported in this column, as well as the employer’s additional contributions to the AES, IPL or DPL 401(k) plans, are included in the amounts reported in the 2021 row of the “All Other Compensation” column of the Summary Compensation Table (2021, 2020 and 2019).
(4)Amounts in this column represent investment earnings under the RSRP.
(5)Amounts in this column represent distributions from the RSRP.
(6)Amounts in this column represent the balance of amounts in the RSRP at the end of 2021 and are included in the Summary Compensation Table as described in footnote 3 herein. In the 2020 row of the Summary Compensation Table, the amounts $11,941 was previously reported for Ms. Lund.

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table

The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

The Code places statutory limits on the amount that participants, such as our NEOs, can contribute to The AES Corporation Retirement Savings Plan (the “AES 401(k) Plan”). As a result of these regulations, matching contributions to the AES 401(k) Plan accounts of certain of our NEOs who participated in that plan in fiscal year 2020 were limited. To address the fact that participant and company contributions are restricted by the statutory limits imposed by the Code, certain of our NEOs and other highly compensated employees are eligible to participate in the RSRP, which is designed primarily to restore benefits limited under our broad-based retirement plans due to statutory limits imposed by the Code.

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

AES may maintain up to four separate deferral accounts for participants in the RSRP, each of which may have a different distribution date and a different distribution option. A participant in the RSRP may elect to have distributions made in a lump-sum payment or annually over a period of two to fifteen years. All RSRP distributions are made in cash.

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

    POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2020)

The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment, both related and unrelated to a change in control, or a change in control of AES. The following amounts assume that a termination or change in control of AES occurred on December 31, 2021, and, where applicable, uses the closing price per share of AES Common Stock of $24.30 (as reported on the NYSE on December 31, 2021). None of the applicable NEOs would be entitled to compensation upon a change in control of IPALCO.

For each applicable NEO, the payments and benefits detailed in the table below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated vested benefits for each NEO, including those set forth in the Pension Benefits (2021).

	Termination
Name	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Kristina Lund
Cash Severance (2)	$—	$360,000	$360,000	$—	$—	$—
Accelerated Vesting of LTC (3)	$—	$—	$1,519,417	$1,519,417	$1,519,417	$—
Benefits Continuation (4)	$—	$18,811	$18,811	$—	$—	$—
Outplacement Assistance (5)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$403,811	$1,923,228	$1,519,417	$1,519,417	$—
Gustavo Garavaglia
Cash Severance (2)	$—	$203,925	$203,925	$—	$—	$—
Accelerated Vesting of LTC (3)	$—	$—	$864,630	$864,630	$864,630	$—
Benefits Continuation (4)	$—	$17,681	$17,681	$—	$—	$—
Outplacement Assistance (5)	$—	$—	$—	$—	$—	$—
Total	$—	$221,606	$1,086,236	$864,630	$864,630	$—
Judi L. Sobecki
Cash Severance (2)	$—	$226,945	$226,945	$—	$—	$—
Accelerated Vesting of LTC (3)	$—	$—	$339,719	$339,719	$339,719	$—
Benefits Continuation (4)	$—	$7,452	$7,452	$—	$—	$—
Outplacement Assistance (5)	$—	$—	$—	$—	$—	$—
Total	$—	$234,397	$574,116	$339,719	$339,719	$—
Jeremy Buchanan
Cash Severance (2)	$—	$86,075	$86,075	$—	$—	$—
Accelerated Vesting of LTC (3)	$—	$—	$128,925	$128,925	$128,925	$—
Benefits Continuation (4)	$—	$18,811	$18,811	$—	$—	$—
Outplacement Assistance (5)	$—	$—	$—	$—	$—	$—
Total	$—	$104,886	$233,811	$128,925	$128,925	$—
(1)In connection with Mr. Bentley's retirement from AES on March 19, 2021, he did not receive any cash payments or continued benefits, and he forfeited all of his unvested equity and his right to receive any 2021 PI Plan payout. Similarly, Mr. Garavaglia resigned from AES on April 1, 2022 and did not receive any cash payments or continued benefits, and he forfeited all of his unvested equity.
(2)In addition to the amounts reflected in the above table, a pro rata bonus, to the extent earned, would be payable to Ms. Lund upon a termination without cause or a qualifying termination following a change in control. Pro rata bonus amounts are not included in the above table because, as of December 31, 2021, the service and performance conditions under AES’ 2021 PI Plan would have been satisfied, so such amounts would be paid irrespective of whether a termination or change in control occurs.
(3)Accelerated vesting of LTC Plan awards includes:
•The value of outstanding RSUs granted in February 2019, 2020 and 2021; and
•The value of unvested PUs granted in February 2020 and 2021, at the target payout level.

The following table provides further detail on accelerated vesting of LTC Plan awards by award type.

Name	Lund	Garavaglia	Sobecki	Buchanan
Long-Term Award Type:
Restricted Stock Units	$1,187,930	$632,092	$127,356	$49,037
Performance Units	$331,487	$232,538	$212,363	$79,888
Total Accelerated LTC Vesting	$1,519,417	$864,630	$339,719	$128,925

(4)    Upon a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2021, based on the coverage in place at the end of December 2021. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.
(5)    Upon a termination without cause or a qualifying termination following a change in control, Ms. Lund is eligible for outplacement benefits. The estimated value of this benefit is $25,000.

Additional Information Relating to Potential Payments upon Termination of Employment or Change in Control

The following narrative outlining our compensatory arrangements with our NEOs is in addition to other summaries of their terms found in the CD&A of this Amendment.

Potential Payments upon Termination under the AES Corporation Severance Plan

The Severance Plan provides for certain payments and benefits to participants upon the Involuntary Termination or Termination for Good Reason of their employment under certain circumstances, including the execution of a release by the participant pursuant to the terms of the Severance Plan. All of our NEOs were entitled to the benefits provided by the Severance Plan in 2021 and are entitled to the applicable severance payments and benefits set forth on the benefits schedules included therein (except for Mr. Bentley who retired from AES in March 2021). The discussion below relates to the NEOs who were employees on December 31, 2021.

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

Upon the termination of employment under the above circumstances, Ms. Lund would be entitled to receive the following:

◦Salary continuation payments equal to her annual base salary, which would be paid over time in accordance company payroll practices and the terms of the Severance Plan;
◦An additional payment equal to a pro rata portion of her annual cash bonus, to the extent earned, based upon the time she was employed during the year in which her employment terminates, provided that applicable performance conditions are met;
◦In the event that she elects COBRA coverage under the health plan in which she participates, continuation of employer paid premiums for such coverage (for up to 12 months) in an amount equal to that paid for active employees under the same health plan. She would also receive continuation of dental and vision benefit programs, with Ms. Lund paying the same portion of the premiums as were previously paid as an employee;
◦She will be provided with outplacement services provided by an independent agency, provided that the benefit is incurred by and may not extend beyond December 31 of the second calendar year following the calendar year in which the termination occurred; and
◦In the event that termination of her employment occurs due to the circumstances described above and within two years after a “change in control,” the amount of her salary continuation payment will be doubled, and the length of the healthcare benefit continuation period will be increased to 18 months.

In the event of a qualifying termination under the Severance Plan, Ms. Sobecki would be entitled to 10-months prorated annual compensation and continuation of health, dental and vision benefits during this 10-month period and Mr. Buchanan would be entitled to 6-months prorated annual compensation and continuation of health, dental and vision benefits during this 6-month period. Mr. Garavaglia resigned from AES in April 2022 and would not receive any of the benefits described herein under the Severance Plan.

The obligation to provide these payments and benefits to the NEOs under the Severance Plan would be conditioned upon the execution and delivery of a written release of claims against the Company and AES. At our discretion, the release may also contain such noncompetition, nonsolicitation and nondisclosure provisions as we may consider necessary or appropriate.

Payment of Long-Term Compensation Awards in the Event of Termination or Change in Control as Determined by the Provisions Set Forth in the 2003 Long Term Compensation Plan (for all NEOs)

The vesting of RSUs and PUs and the ability of our NEOs to exercise or receive payments under those awards changes in the case of (1) termination of a NEO’s employment or (2) as a result of a change in control. The vesting conditions are defined by the provisions set forth in the 2003 LTC Plan as outlined below:

Restricted Stock Units and Performance Units. All of our NEOs, other than Mr. Bentley, held RSUs and PUs as of December 31, 2021. If an NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of an RSU, the RSUs will immediately vest and be delivered. If a NEO separates from service prior to the end of a performance period due to death or disability, all PUs will vest on such termination date and a cash amount equal to $1 for each PU generally will be paid to the NEO on such date or as soon as practicable thereafter.

With RSUs and PUs, voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding units. Involuntary termination allows prorated time-vesting in increments of one-third or two-thirds vesting in the case of PUs. Under a qualified retirement, which requires approval of the AES Compensation Committee, the NEO must either reach i) 60 years of age and 7 years of service with the Company or an affiliate or ii) at least 57 years of age and at least 10 years of service with the Company or an affiliate, and, if the AES Compensation Committee so approves, such awards will be paid on the original schedule and, in the case of performance awards, subject to performance against the applicable goals of the awards. Mr. Bentley had not reached the criteria to be eligible for a qualified retirement when he retired from AES in March 2021.

If a change in control occurs prior to the end of the three year performance period, outstanding RSUs and PUs will only become fully vested should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control (other than for a qualifying retirement). In connection with Mr. Garavaglia’s resignation from AES in April 2022, he forfeited all of his unvested equity.

The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

In the event of a termination of the applicable NEO’s employment (other than by reason of death) prior to reaching retirement eligibility, or, in the event of a change in control (defined in the same manner as the term “change-in-control” in the RSRP described below), the balances of all of the applicable NEO’s deferral accounts under the RSRP will be paid in a lump sum. In the event of such NEO’s death or retirement, the balances in the NEO’s deferral accounts will be paid according to his or her elections if such NEO was 59 1/2 or more years old at the time of his or her death or retirement. In the event of the NEO’s death or retirement before age 59 1/2, the value of the deferral account will be paid in a lump sum.

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

Director Compensation

None of our current directors receives any compensation for his or her services on the Board. The compensation for our NEOs who also serve as directors is fully reflected in the Summary Compensation Table (2021, 2020 and 2019) and other tables set forth in this Amendment. No director who served on our Board for any part of 2021 that is or was also an employee of IPL, AES, or any of its affiliates, received any additional payment for their services on the Board. Information regarding the compensation received by current and former directors in their capacities as employees of our affiliates is set forth in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment. We did not have any non-employee directors who received compensation for their services on the Board in 2021.

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

Consistent with SEC rules, the Company reviewed its employee population as of December 1, 2021 to prepare the analysis. As of December 1, 2021, the date selected by the Company for purposes of choosing the median employee, the employee population consisted of approximately 1,170 individuals. The median employee was selected using data for the following elements of compensation: salary, equity grants, and non-equity incentive compensation, over a trailing 12-month period.

For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee’s annual total compensation are calculated consistent with the disclosure requirements of executive compensation under Item 402(c)(2)(x) of Regulation S-K.

For fiscal 2021, the median employee’s annual total compensation was $183,546, and the total annual compensation of our President and CEO (Ms. Lund) was $2,007,533. Based on this information, the ratio of the total annual compensation of our CEO to the total annual compensation of our median employee for fiscal 2021 is 10.94:1.

The Company has not made any of the adjustments permissible by the SEC, nor have any material assumptions or estimates been made to identify the median employee or to determine total annual compensation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following two tables set forth information regarding the beneficial ownership of IPALCO’s Common Stock and AES’ Common Stock as of March 15, 2022 by (a) each current Director of IPALCO and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers of IPALCO as a group and (c) all persons who are known by IPALCO to be the beneficial owners of more than five percent (5%) of the Common Stock of IPALCO. Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of IPALCO and AES Common Stock.

Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc. One Monument Circle, Indianapolis, Indiana 46204.
(a)    Common Stock of IPALCO(1)

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of IPALCO Common Stock Outstanding
AES U.S. Investments, Inc.	89,685,177	82.35%
CDP Infrastructures Fund, G.P.
1000, Place Jean-Paul-Riopelle
Montréal (Québec) H2Z 2B3	19,222,141	17.65%
All Directors and Executive Officers as a Group (16 people)	0	0%

(b)    Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (2)(3)	Percent of Class (2)(3)
Barry J. Bentley	NEO	80	*
Jeremy Buchanan	NEO	7,082	*
Stephen Coughlin	Director	67,622	*
Bernerd Da Santos	Director	330,708	*
Paul L. Freedman	Director	60,755	*
Gustavo Garavaglia	NEO	26,978	*
Susan Harcourt	Director	7,123	*
Frédéric Lesage	Director	—	*
Kristina Lund	Director and NEO	70,683	*
Fady Mansour	Director	—	*
Tish Mendoza	Director	263,479	*
Marc Michael	Director	10,863	*
Julian Nebreda	Director	189,855	*
Judi L. Sobecki	NEO	22,410	*
Kenneth J. Zagzebski	Director	39,692	*
All Directors and Executive Officers as a Group (16 people)		1,133,778	*
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

(2)    The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of March 15, 2022, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)    Includes (a) the following shares issuable upon exercise of options outstanding as of March 15, 2022 that are able to be exercised within 60 days of March 15, 2022: Mr. Bentley - 0 shares; Mr. Buchanan – 0 shares; Mr. Coughlin – 0 shares; Mr. Da Santos – 66,250 shares; Mr. Freedman - 0 shares; Mr. Garavaglia - 0 shares; Ms. Harcourt – 0 shares; Mr. Lesage - 0 shares; Ms. Lund – 0 shares; Mr. Mansour - 0 shares; Ms. Mendoza – 90,893; Mr. Michael - 0 shares; Mr. Nebreda – 73,009 shares; Ms. Sobecki - 0 shares; Mr. Zagzebski - 0 shares; all directors and executive officers as a group - 230,152 shares; (b) the following shares held in The AES Retirement Savings Plan or IPL Thrift Plan: Mr. Bentley – 80 shares; Mr. Buchanan - 1,039 shares; Mr. Coughlin – 0 shares; Mr. Da Santos - 28,386 shares; Mr. Freedman - 2,664 shares; Mr. Garavaglia - 0 shares; Ms. Harcourt - 0 shares; Mr. Lesage - 0 shares; Ms. Lund - 3,289 shares; Mr. Mansour - 0 shares; Ms. Mendoza -25,628 shares; Mr. Michael - 13 shares; Mr. Nebreda – 27,165 shares; Ms. Sobecki - 0 shares; Mr. Zagzebski - 0 shares; all directors and executive officers as a group - 88,264 shares. Data provided for Mr. Bentley is as of March 1, 2021 and is adjusted to reflect forfeiture of all of his unvested equity upon his retirement from AES later that month.

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

Equity Securities under Compensation Plans
As described in this Amendment, there are no equity compensation plans under which equity securities of IPALCO are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock. For information regarding AES’ LTC Plan, see the “Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2021)” table in the AES Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Insurance, Employee Benefit Plans and Tax Arrangements with AES

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AES Global Insurance Company, a wholly owned subsidiary of AES. AES Indiana is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by a third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to AES Indiana of coverage under this program with AES Global Insurance Company was approximately $7.0 million, $5.6 million and $4.3 million in 2021, 2020 and 2019, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the Consolidated Statements of Operations accompanying the 2021 10-K. As of December 31, 2021 and 2020, we had prepaid approximately $2.3 million and $2.3 million, respectively, for coverage under these plans, which is recorded in “Prepayments and other current assets” on the Consolidated Balance Sheets accompanying the 2021 10-K.

AES Indiana participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $23.7 million, $21.0 million and $20.2 million in 2021, 2020 and 2019, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the Consolidated Statements of Operations accompanying the 2021 10-K. We had no prepaids for coverage under this plan as of December 31, 2021 and 2020, respectively.

AES files federal and state income tax returns, which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $15.6 million and $24.4 million as of December 31, 2021 and 2020, respectively, which is recorded in “Taxes Receivable” on the Consolidated Balance Sheets accompanying the 2021 10-K. See Note 8, "Income Taxes" to the audited consolidated financial statements of IPALCO for more information.

Long Term Compensation Plan
During 2021, 2020 and 2019, many of AES Indiana’s non-union employees received awards under AES’ LTC Plan. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of PUs payable in cash and AES RSUs. RSUs vest ratably over a three-year period. The PUs payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Compensation expense recorded during 2021, 2020 and 2019 was $0.2 million, $0.3 million and $0.3 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations accompanying the 2021 10-K. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets accompanying the 2021 10-K in accordance with ASC 718 “Compensation - Stock Compensation.”

See also Note 9, “Benefit Plans” to the audited consolidated financial statements of AES Indiana for a description of benefits awarded to AES Indiana employees by AES under the RSP.

Service Company
Effective January 1, 2014, the Service Company began providing certain services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US Operations. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Indiana, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company on behalf of IPALCO were $58.4 million, $55.7 million and $42.0 million during 2021, 2020 and 2019, respectively. Total costs incurred by IPALCO on behalf of the Service Company during 2021, 2020 and 2019 were $10.4 million, $10.6 million and $9.7 million, respectively, which are included as a reduction in charges from the Service Company. These costs were included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations accompanying the 2021 10-K. IPALCO had a payable balance with the Service Company of $5.9 million and $4.5 million as of December 31, 2021 and December 31, 2020, respectively, which is recorded in “Accounts payable” on the Consolidated Balance Sheets accompanying the 2021 10-K.

Shareholders’ Agreement

AES U.S. Investments, IPALCO and CDPQ are parties to a Shareholders’ Agreement dated February 11, 2015. The Shareholders’ Agreement established the general framework governing the relationship between CDPQ and AES U.S. Investments and their respective successors and transferees, as shareholders of IPALCO. The Shareholders’ Agreement provides AES U.S. Investments the right to nominate nine directors of the IPALCO Board and CDPQ the right to nominate two directors of the IPALCO Board. If the amount of outstanding IPALCO shares beneficially owned by CDPQ is equal to or less than the lesser of (A) 8.825% and (B) one-half of the Maximum Subscription Percentage (as defined in the Shareholders’ Agreement) but remains greater than the lesser of (x) one-third of 17.65% and (y) one-third of the Maximum Subscription Percentage, then CDPQ shall have the right to nominate one director. Additionally, if at any time the amount of outstanding IPALCO shares beneficially owned by CDPQ decreases to less than or equal to the lesser of (A) one-third of 17.65% and (B) one-third of the Maximum Subscription Percentage, then CDPQ shall cease to have any rights to nominate any directors. The Shareholders’ Agreement contains restrictions on IPALCO making certain major decisions without the prior affirmative vote of a majority of the IPALCO Board. In addition, for so long as CDPQ beneficially owns at least 5% of the total number of IPALCO shares outstanding, CDPQ will have review and consultation rights with respect to certain actions of IPALCO. Certain transfer restrictions and other transfer rights also apply to CDPQ and AES U.S. Investments under the Shareholders’ Agreement, including certain rights of first offer, drag along rights, tag along rights, put rights and rights of first refusal.

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

AES Indiana and IPALCO also utilize a due diligence questionnaire with certain business partners, vendors and suppliers as part of the corporate compliance program to ensure that the highest ethical and legal standards are upheld in all business transactions. The corporate compliance program includes a “know your business partner”

program, which requires us to conduct due diligence on prospective business partners prior to entering into certain business agreements with an estimated value in excess of $250,000 or that are otherwise identified as high risk. Our compliance program requires that the due diligence questionnaires for all such business partners be updated prior to execution of any new agreement with AES Indiana or IPALCO if the questionnaire on file is more than two years old.

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

Employees of IPALCO and CDPQ Affiliated Companies
None of our Board members are directly employed by IPALCO. All of our Board members are employees of our two shareholders and/or their affiliated companies, and only receive compensation in their capacities as employees of these affiliated entities. The compensation paid to IPALCO directors that are also NEOs for services performed as employees of our affiliates for 2021 is set forth in “Item 11. Executive Compensation” of this Amendment. None of our Board members are compensated for their service on our Board.

The compensation received by each of our executive officers and directors who are employees of companies affiliated with AES was in excess of $120,000 in 2021 for services performed on behalf of AES or the US SBU, including for services provided to IPALCO and AES Indiana. The components of the compensation paid to all of our executive officers in 2021 was consistent with the compensation elements for our NEOs as disclosed in “Item 11. Executive Compensation” of this Amendment.

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

10.9	The AES Corporation Performance Incentive Plan, as amended and restated on April 23, 2015 (Incorporated by reference to Exhibit 99.2 of The AES Corporation’s Form 8-K filed on April 23, 2015)
10.1	The AES Corporation Severance Plan, as amended and restated on August 4, 2017 (Incorporated by reference to Exhibit 10.1 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2017)
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

21	Subsidiaries of IPALCO Enterprises, Inc (Incorporated by reference to Exhibit 21 to IPALCO's December 31, 2021 Form 10-K)
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of IPALCO’s December 31, 2021 Form 10-K)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of IPALCO’s December 31, 2021 Form 10-K)

31.3
Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4
Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2021 Form 10-K)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 of IPALCO’s December 31, 2021 Form 10-K)

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

*Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2022, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K for the fiscal year ended December 31, 2021, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
Date:	April 29, 2022	By:	/s/ Kristina Lund
			Name:	Kristina Lund
			Title:	President and Chief Executive Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to security holders.