Form 10-Q
period 2022-03-31
IPALCO ENTERPRISES, INC.
filed 2022-05-05
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

At May 5, 2022, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2022

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2021 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended
2024 IPALCO Notes	$405 million of 3.70% IPALCO Enterprises, Inc. Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
Credit Agreement	$250 million AES Indiana Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of June 19, 2019
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DOJ	U.S. Department of Justice
DSM	Demand Side Management
EDG	Excess Distributed Generation
EGUs	Electrical Generating Units
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FRP	Facility Response Plan
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRP	Integrated Resource Plan
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSR	New Source Review
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana

PSD	Prevention of Significant Deterioration
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

Throughout this document, the terms "IPALCO," “the Company,” “we,” “us,” and “our” refer to IPALCO Enterprises, Inc. and its consolidated subsidiaries. The term “IPALCO Enterprises, Inc.” refers only to the parent holding company, IPALCO Enterprises, Inc, excluding its subsidiaries.

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
•the availability of capital;
•the ability of subsidiaries to pay dividends or distributions to IPALCO Enterprises, Inc.;
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
•catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, including the outbreak of COVID-19, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences;
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2021 Annual Report on Form 10-K and "Item 1A. Risk Factors" to Part II of this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2021 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in "Part II - Item 1A. Risk Factors", Current Reports on Form 8-K and other documents that we may file from time to time with the SEC. Except as required by the federal securities laws, we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements. Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended
	March 31,
	2022	2021

REVENUES	$424,111	$362,201

OPERATING COSTS AND EXPENSES:
Fuel	104,142	84,731
Power purchased	47,885	24,583
Operation and maintenance	111,013	103,949
Depreciation and amortization	66,020	63,089
Taxes other than income taxes	11,759	12,951
Other, net	(3,201)	—
Total operating costs and expenses	337,618	289,303

OPERATING INCOME	86,493	72,898

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,688	1,374
Interest expense	(31,702)	(30,067)
Other income, net	3,207	4,614
Total other expense, net	(26,807)	(24,079)

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	59,686	48,819

Less: Income tax expense	12,495	10,035
NET INCOME	47,191	38,784

Less: Dividends on preferred stock	803	803
NET INCOME APPLICABLE TO COMMON STOCK	$46,388	$37,981

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
	Three Months Ended
	March 31,
	2022	2021

Net income applicable to common stock	$46,388	$37,981

Derivative activity:
Change in derivative fair value, net of income tax expense of $5,153 and $9,655, for each respective period	15,565	30,050
Reclassification to earnings, net of income tax (benefit)/expense of $(449) and $146, for each respective period	1,358	(456)
Net change in fair value of derivatives	16,923	29,594

Other comprehensive income	16,923	29,594

Net comprehensive income	$63,311	$67,575

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,638	$6,912
Restricted cash	5	5
Accounts receivable, net of allowance for credit losses of $661 and $647, respectively	197,097	179,136
Inventories	94,707	101,899
Regulatory assets, current	47,990	63,813
Taxes receivable	3,597	15,566
Prepayments and other current assets	57,218	40,168
Total current assets	429,252	407,499
NON-CURRENT ASSETS:
Property, plant and equipment	6,709,525	6,643,929
Less: Accumulated depreciation	2,941,776	2,895,881
	3,767,749	3,748,048
Construction work in progress	225,426	210,297
Total net property, plant and equipment	3,993,175	3,958,345
OTHER NON-CURRENT ASSETS:
Intangible assets - net	110,098	106,316
Regulatory assets, non-current	683,546	656,977
Pension plan assets	51,307	49,182
Other non-current assets	58,882	61,448
Total other non-current assets	903,833	873,923
TOTAL ASSETS	$5,326,260	$5,239,767
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 5 and 11)	$150,000	$60,294
Accounts payable	145,140	179,834
Accrued taxes	38,986	25,898
Accrued interest	42,765	30,634
Customer deposits	33,454	28,916
Regulatory liabilities, current	3,829	4,241
Accrued and other current liabilities	11,933	18,696
Total current liabilities	426,107	348,513
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 5 and 11)	2,669,195	2,671,656
Deferred income tax liabilities	296,771	290,727
Regulatory liabilities, non-current	823,879	826,709
Accrued other postretirement benefits	4,310	4,290
Asset retirement obligations	189,572	189,509
Derivative liabilities, non-current	28,664	49,382
Other non-current liabilities	5,846	4,597
Total non-current liabilities	4,018,237	4,036,870
Total liabilities	4,444,344	4,385,383
COMMITMENTS AND CONTINGENCIES (see Note 8)
SHAREHOLDERS' EQUITY:
Paid in capital	848,591	848,565
Accumulated other comprehensive loss	(12,484)	(29,407)
Accumulated deficit	(13,975)	(24,558)
Total common shareholders' equity	822,132	794,600
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	881,916	854,384
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,326,260	$5,239,767

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,191	$38,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,020	63,089
Amortization of deferred financing costs and debt discounts	961	998
Deferred income taxes and investment tax credit adjustments - net	(2,611)	922
Allowance for equity funds used during construction	(1,688)	(1,374)
Change in certain assets and liabilities:
Accounts receivable	(17,960)	4,458
Inventories	4,353	12,568
Accounts payable	(5,783)	3,610
Accrued and other current liabilities	(2,226)	(6,271)
Accrued taxes payable/receivable	25,057	20,419
Accrued interest	12,131	11,181
Pension and other postretirement benefit assets and liabilities	20	46
Short-term and long-term regulatory assets and liabilities	(16,246)	(14,905)
Prepayments and other current assets	(17,011)	(23,599)
Deferred income tax liability	8,655	2,681
Other - net	(2,904)	(4,719)
Net cash provided by operating activities	97,959	107,888
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(115,472)	(62,792)
Project development costs	(660)	(386)
Cost of removal and regulatory recoverable ARO payments	(13,493)	(6,589)
Net cash used in investing activities	(129,625)	(69,767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	130,000	60,000
Repayments under revolving credit facilities	(40,000)	(45,000)
Distributions to shareholders	(35,805)	(30,073)
Preferred dividends of subsidiary	(803)	(803)
Deferred financing costs paid	—	(270)
Net cash provided by (used in) financing activities	53,392	(16,146)
Net change in cash, cash equivalents and restricted cash	21,726	21,975
Cash, cash equivalents and restricted cash at beginning of period	6,917	26,622
Cash, cash equivalents and restricted cash at end of period	$28,643	$48,597

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$16,936	$18,512
Non-cash investing activities:
Accruals for capital expenditures	$52,206	$46,060

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholders' Equity
and Cumulative Preferred Stock of Subsidiary
For the Three Months Ended March 31, 2022 and 2021
(In Thousands)
	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
2022
Beginning Balance	$848,565	$(29,407)	$(24,558)	$794,600	$59,784
Net comprehensive income	—	16,923	46,388	63,311	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(35,805)	(35,805)	—
Other	26	—	—	26	—
Balance at March 31, 2022	$848,591	$(12,484)	$(13,975)	$822,132	$59,784

2021
Beginning Balance	$588,966	$(43,420)	$(24,558)	$520,988	$59,784
Net comprehensive income	—	29,594	37,981	67,575	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(30,073)	(30,073)	—
Other	41	—	—	41	—
Balance at March 31, 2021	$589,007	$(13,826)	$(16,650)	$558,531	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 517,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana owns and operates four generating stations, all within the state of Indiana. AES Indiana’s largest generating station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023, which would result in 630 MW of total retired economic capacity at this station (for further discussion, see Note 2, "Regulatory Matters - 2022 IRP"). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of March 31, 2022, AES Indiana’s net electric generation capacity for winter is 3,475 MW and net summer capacity is 3,330 MW. On December 17, 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills Solar Project"). In July 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, executed an agreement to acquire a 250 MW solar and 180 MWh energy storage facility (the "Petersburg Solar Project").

Consolidation

The accompanying Financial Statements include the accounts of IPALCO Enterprises, Inc., AES Indiana and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated in consolidation.

Interim Financial Presentation

The accompanying Financial Statements are unaudited; however, they have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited Financial Statements have been prepared in accordance with the accounting policies described in IPALCO’s 2021 Form 10-K and should be read in conjunction therewith.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts as shown on the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2022	2021
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$28,638	$6,912
Restricted cash	5	5
Total cash, cash equivalents and restricted cash	$28,643	$6,917

Accounts Receivable

The following table summarizes our accounts receivable balances at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
	(In Thousands)
Accounts receivable, net
Customer receivables	$113,541	$100,952
Unbilled revenue	67,217	64,758
Amounts due from related parties	246	169
Other	16,754	13,904
Allowance for credit losses	(661)	(647)
Total accounts receivable, net	$197,097	$179,136

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated (in Thousands):

Three Months Ended March 31, 2022	Beginning Allowance Balance at January 1, 2022	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at March 31, 2022
Allowance for credit losses	$647	$890	$(1,302)	$426	$661

Three Months Ended March 31, 2021	Beginning Allowance Balance at January 1, 2021	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at March 31, 2021
Allowance for credit losses	$3,155	$124	$(1,885)	$572	$1,966

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of March 31, 2022. Amounts are written off when reasonable collections efforts have been exhausted. During the three months ended March 31, 2021, the current period provision and allowance for credit losses decreased due to lower past due customer receivable balances.

Inventories

The following table summarizes our inventories balances at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
	(In Thousands)
Inventories
Fuel	$33,991	$41,626
Materials and supplies, net	60,716	60,273
Total inventories	$94,707	$101,899

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of AOCI/(AOCL) by component during the three months ended March 31, 2022 and 2021 are as follows (in Thousands):

Details about AOCI/AOCL components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2022	2021
Net (gains) / losses on cash flow hedges (Note 4):	Interest expense	$1,807	$(602)
	Income tax (benefit)/expense	(449)	146
Total reclassifications for the period, net of income taxes		$1,358	$(456)

See Note 4, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information on the changes in the components of AOCI/(AOCL).

Operating Expenses – Other, Net

Operating expenses – Other, net generally includes gains or losses on asset sales, dispositions or acquisitions, gains or losses on the sale or acquisition of businesses, and other expense or income from miscellaneous operating transactions. For the three months ended March 31, 2022, the $3.2 million is primarily due to a gain on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition.

New Accounting Pronouncements Adopted in 2022

The following table provides a brief description of recent accounting pronouncements that had an impact on the Company's Financial Statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company’s Financial Statements.

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the Financial Statements upon adoption
2020-04 and 2021-01, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2022).

Implementation: The Company has established a process to measure and mitigate risks associated with the cessation of LIBOR. As part of this initiative, alternative benchmark rates have been, and continue to be, assessed, and implemented for newly executed agreements. Many of the Company's’ existing agreements include provisions designed to facilitate an orderly transition from LIBOR, and interest rate derivatives address the LIBOR transition through the adoption of the ISDA 2020 IBOR Fallbacks Protocol and subsequent amendments. To the extent that the terms of the credit agreements and derivative instruments do not align following the cessation of LIBOR rates, the Company will seek to negotiate contract amendments with counterparties or additional derivatives contracts.

		March 12, 2020 - December 31, 2022	The Company is implementing the reference rate reform and does not expect these amendments to have a material impact on the Financial Statements. See Implementation for further details.

2. REGULATORY MATTERS

2022 IRP

Electric utilities in Indiana are required to submit Integrated Resource Plans (IRPs) every three years. The IRPs are subject to a rigorous stakeholder process. IRPs describe how the utility plans to deliver safe, reliable, and efficient electricity at just and reasonable rates. In January 2022, AES Indiana held its first public advisory meeting for the 2022 IRP and in April 2022, AES Indiana held its second public advisory meeting. Changes to our generation portfolio are evaluated and decided through the IRP. The 2022 IRP is expected to be filed in the fourth quarter of 2022.

AES Indiana issued an all-source Request for Proposal on April 14, 2022, in order to competitively procure replacement capacity; such need is being evaluated in AES Indiana's 2022 IRP.

Excess Distributed Generation Rates

On March 1, 2021, AES Indiana filed a petition with the IURC for approval of its proposed rate for the procurement of excess distributed generation ("EDG") and related consumer EDG credit issues. The EDG rate will replace the current net metering program and will be offered beginning July 2022, when net metering is no longer available to new customers. The IURC approved the EDG rate by order dated January 26, 2022, On March 16, 2022, the IURC denied the petition for reconsideration filed by the other parties on February 15, 2022. The matter remains subject to the pending appeal filed by the other parties on February 22, 2022, which is currently being held in abeyance by the Indiana Court of Appeals pending resolution of a petition to transfer to the Indiana Supreme Court filed in a similar case involving a different and unaffiliated utility.

Deferred Fuel

The FAC 133 IURC Order issued on November 24, 2021 approved the FAC 133 fuel cost factor on an interim basis subject to refund pending the outcome of a sub-docket created to examine the Eagle Valley CCGT extended outage. The FAC 134 IURC Order issued on February 23, 2022 approved a reduced FAC factor requested by AES

Indiana in order to mitigate the rate impact on customers, primarily caused by rising commodity pricing and the Eagle Valley extended outage, that would defer the collection of variances until a future FAC filing or the resolution in the FAC sub-docket for the Eagle Valley outage. The order also approved deferral on an interim basis subject to refund pending the outcome of the sub-docket. Because the timing of collection is currently unknown, AES Indiana reclassified these variances to a long-term regulatory asset as of December 31, 2021. AES Indiana filed for recovery of a portion of the deferred amount in FAC 135, proposing to collect the amount over two FAC periods. The balance will remain as a long-term regulatory asset pending the IURC Order in FAC 135. The Eagle Valley CCGT was released for full dispatch on March 18, 2022 and a procedural schedule for the sub-docket has been established by the IURC. The evidentiary hearing is scheduled to be held in October 2022.

House Bill 1002

The 2022 Indiana General Assembly recently passed House Enrolled Act 1002, which includes language regarding the repeal of the Utility Receipts Tax (URT). Pursuant to this new law, all jurisdictional utilities must file by May 1, 2022 for a rate adjustment. As such, AES Indiana filed a rate adjustment with the IURC on April 29, 2022.

3. FAIR VALUE

The fair value of financial assets and liabilities approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. As these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4, "Fair Value" to IPALCO’s 2021 Form 10-K.

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

Forward Power Contracts

In the first quarter of 2022, AES Indiana entered into forward purchase power contracts. The forward power contracts have a combined notional amount outstanding of 33,600 MWhs. All changes in the market value of the forward power contracts are recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 4, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at March 31, 2022 and December 31, 2021 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at March 31, 2022	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$8	$8	$—	$—
Mutual funds	3,472	—	3,472	—
Total VEBA investments	3,480	8	3,472	—
Financial transmission rights	518	—	—	518
Forward power contracts	405	—	405	—
Total financial assets measured at fair value	$4,403	$8	$3,877	$518
Financial liabilities:
Interest rate hedges	$28,664	$—	$28,664	$—
Total financial liabilities measured at fair value	$28,664	$—	$28,664	$—

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2021	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$11	$11	$—	$—
Mutual funds	3,594	—	3,594	—
Total VEBA investments	3,605	11	3,594	—
Financial transmission rights	1,235	—	—	1,235
Total financial assets measured at fair value	$4,840	$11	$3,594	$1,235
Financial liabilities:
Interest rate hedges	$49,382	$—	$49,382	$—
Total financial liabilities measured at fair value	$49,382	$—	$49,382	$—

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	March 31, 2022		December 31, 2021
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,683,800	$2,837,384	$2,683,800	$3,169,118
Variable-rate	150,000	150,000	60,000	60,000
Total indebtedness	$2,833,800	$2,987,384	$2,743,800	$3,229,118

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $24.6 million and $25.2 million at March 31, 2022 and December 31, 2021, respectively; and

•unamortized discounts of $6.3 million and $6.4 million at March 31, 2022 and December 31, 2021, respectively.

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

For further information on the Company’s derivative and hedge accounting policies, see Note 1, "Overview and Summary of Significant Accounting Policies - Financial Derivatives" and Note 5, "Derivative Instruments and Hedging Activities" to IPALCO’s 2021 Form 10-K.

At March 31, 2022, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	2,417	—	2,417
Forward power contracts	Not Designated	MWh	34	—	34
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

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended March 31,
$ in thousands (net of tax)	2022	2021
Beginning accumulated derivative loss in AOCL	$(29,407)	$(43,420)

Net gains / (losses) associated with current period hedging transactions	15,565	30,050
Net (gains) / losses reclassified to interest expense, net of tax	1,358	(456)
Ending accumulated derivative loss in AOCL	$(12,484)	$(13,826)

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	30

Derivatives Not Designated as Hedge

AES Indiana's FTRs and forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. The forward power contracts are recorded at fair value using the market approach with changes in the fair value charged or credited to the Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as "MTM accounting". Realized gains and losses on the forward power contracts are included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets. There were unrealized gains of $0.4 million and $0.0 million relating to open derivative positions for the three months ended March 31, 2022 and March 31, 2021, respectively. The net gains resulting from these contracts have been deferred and included with deferred fuel costs in "Regulatory assets, non-current" on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or mark to market accounting and are recognized in the consolidated statements of operations on an accrual basis.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of March 31, 2022 and December 31, 2021, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	March 31, 2022	December 31, 2021
Financial transmission rights	Not a Cash Flow Hedge	Prepayments and other current assets	$518	$1,235
Forward power contracts	Not a Cash Flow Hedge	Prepayments and other current assets	$405	$—
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, non-current	$28,664	$49,382

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		March 31,	December 31,
Series	Due	2022	2021
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(5,815)	(5,855)
Deferred financing costs		(17,662)	(17,913)
Total AES Indiana first mortgage bonds		1,780,323	1,780,032
Total Long-term Debt – AES Indiana		1,780,323	1,780,032
Long-term Debt – IPALCO Enterprises, Inc.:
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
Unamortized discount – net		(501)	(527)
Deferred financing costs		(6,987)	(7,319)
Total Long-term Debt – IPALCO Enterprises, Inc.		872,512	872,154
Total Consolidated IPALCO Long-term Debt		2,652,835	2,652,186
Less: Current Portion of Long-term Debt		—	—
Net Consolidated IPALCO Long-term Debt		$2,652,835	$2,652,186

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

IPALCO’s Senior Secured Notes

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

Line of Credit

As of March 31, 2022 and December 31, 2021, AES Indiana had $150.0 million and $60.0 million in outstanding borrowings on the committed Credit Agreement, respectively.

6. INCOME TAXES

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rate was 20.9% for the three months ended March 31, 2022, as compared to 20.6% for the three months ended March 31, 2021. The rate for the three months ended March 31, 2022 is lower than the combined federal and state statutory rate of 24.9% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Indiana, which was partially offset by the net tax expense related to the amortization of allowance for equity funds used during construction.

7. BENEFIT PLANS

Pension Benefits and Expense

The following table presents net periodic benefit (credit) / cost information relating to the Pension Plans combined:

	For the Three Months Ended
	March 31,
	2022	2021
	(In Thousands)
Components of net periodic benefit (credit) / cost:
Service cost	$2,237	$2,334
Interest cost	4,515	3,915
Expected return on plan assets	(8,919)	(10,454)
Amortization of prior service cost	647	736
Amortization of actuarial loss	607	1,382
Net periodic benefit (credit) / cost	$(913)	$(2,087)

The components of net periodic benefit (credit) / cost other than service cost are included in "Other income, net" in the Unaudited Condensed Consolidated Statements of Operations.

In addition, AES Indiana provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $3.9 million and $3.9 million at March 31, 2022 and December 31, 2021, respectively, were not material to the Financial Statements in the periods covered by this report.

8. COMMITMENTS AND CONTINGENCIES

Guarantees

We and certain of our subsidiaries enter into agreements from time to time providing financial or performance assurance to third parties for certain of our subsidiaries as part of our business, including guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended commercial purposes. At March 31, 2022 and December 31, 2021, AES Indiana had issued $216.5 million and $226.2 million of guarantees, respectively, and no stand-by letters of credit.

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2022 and December 31, 2021, total legal loss contingencies accrued were $0.2 million and $0.2 million, respectively, which primarily related to personal injury litigation. The legal loss contingencies and settlement related accruals are included in "Other Non-Current Liabilities" on the accompanying Unaudited Condensed Consolidated Balance Sheets. We maintain an amount of insurance protection for such litigation that we believe is adequate. As of March 31, 2022 and December 31, 2021, we have $0.7 million and $12.5 million, respectively, of receivables for insurance recoveries determined to be probable recorded in "Prepayments and other current assets" on the accompanying Unaudited Condensed Consolidated Balance Sheets. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

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

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$424,111	$—	$424,111	$362,201	$—	$362,201
Depreciation and amortization	$66,020	$—	$66,020	$63,089	$—	$63,089
Interest expense	$20,744	$10,958	$31,702	$21,521	$8,546	$30,067
Earnings/(loss) from operations before income tax	$70,740	$(11,054)	$59,686	$57,295	$(8,476)	$48,819

	As of March 31, 2022			As of December 31, 2021
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$5,315,774	$10,486	$5,326,260	$5,222,987	$16,780	$5,239,767

10. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. Please see Note 13, “Revenue” to IPALCO’s 2021 Form 10-K for further discussion of our retail, wholesale and miscellaneous revenues.

AES Indiana’s revenue from contracts with customers was $416.7 million and $353.6 million for the three months ended March 31, 2022 and 2021, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Retail Revenues
Retail revenue from contracts with customers:
Residential	$194,416	$160,503
Small commercial and industrial	63,648	54,517
Large commercial and industrial	138,205	113,440
Public lighting	2,401	2,186
Other (1)	4,525	4,191
Total retail revenue from contracts with customers	403,195	334,837
Alternative revenue programs	6,454	7,595
Wholesale Revenues
Wholesale revenues from contracts with customers:	11,841	16,109
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	1,615	2,681
Other miscellaneous revenues (2)	1,006	979
Total Revenues	$424,111	$362,201

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers were $181.0 million and $163.0 million as of March 31, 2022 and December 31, 2021, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, though as a result of COVID-19, AES Indiana began offering expanded payment arrangements for customers.

Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $0.0 million and $0.0 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, we recognized revenue of $0.0 million and $0.3 million related to this contract liability balance, respectively.

11. LEASES

LESSEE

The following table summarizes the components of lease expense recognized in "Operating Costs and Expenses" on the accompanying Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	For the Three Months Ended March 31,
Components of Lease Cost	2022	2021
Finance lease cost:
Amortization of right- of-use assets	$151	$—
Interest on lease liabilities	215	—
Total lease cost	$366	$—

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Unaudited Condensed Consolidated Statements of Operations was $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Unaudited Condensed Consolidated Balance Sheets were $4.4 million and $1.0 million, respectively, as of March 31, 2022 and December 31, 2021.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of March 31, 2022.

The following table shows the future minimum lease receipts as of March 31, 2022 for the remainder of 2022 through 2026 and thereafter (in thousands):

Operating Leases
2022	$715
2023	906
2024	786
2025	553
2026	554
Thereafter	1,559
Total	$5,073

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

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, including our expectations regarding the impact of the COVID-19 pandemic on our business, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2021 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and uncertainties that may affect our business.

OVERVIEW OF OUR BUSINESS

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is AES Indiana, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through AES Indiana. Our business segments are “utility” and “all other.” For additional information regarding our business, see "Item 1. Business” of our 2021 Form 10-K.

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three months ended March 31, 2022 reflect higher earnings from operations before income tax of $10.9 million, or 22.3%, respectively, primarily due to factors including, but not limited to:

•a net increase in margin due to higher volumes of retail kWh sold as a result of higher weather-normalized demand and favorable weather; partially offset by:
•an increase in operation and maintenance costs.

See "Results of Operations" below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended
	March 31,
$ in Thousands	2022	2021	$ change	% change

REVENUES	$424,111	$362,201	$61,910	17.1%

OPERATING COSTS AND EXPENSES:
Fuel	104,142	84,731	19,411	22.9%
Power purchased	47,885	24,583	23,302	94.8%
Operation and maintenance	111,013	103,949	7,064	6.8%
Depreciation and amortization	66,020	63,089	2,931	4.6%
Taxes other than income taxes	11,759	12,951	(1,192)	(9.2)%
Other, net	(3,201)	—	(3,201)	—%
Total operating costs and expenses	337,618	289,303	48,315	16.7%

OPERATING INCOME	86,493	72,898	13,595	18.6%

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,688	1,374	314	22.9%
Interest expense	(31,702)	(30,067)	(1,635)	5.4%
Other income, net	3,207	4,614	(1,407)	(30.5)%
Total other expense, net	(26,807)	(24,079)	(2,728)	11.3%

EARNINGS FROM OPERATIONS BEFORE INCOME TAX	59,686	48,819	10,867	22.3%

Less: Income tax expense	12,495	10,035	2,460	24.5%
NET INCOME	47,191	38,784	8,407	21.7%

Less: Dividends on preferred stock	803	803	—	—%
NET INCOME APPLICABLE TO COMMON STOCK	$46,388	$37,981	$8,407	22.1%

Revenues

Revenues during the three months ended March 31, 2022 increased $61.9 million compared to the same period in 2021, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Revenues:
Retail revenues	$409,650	$342,432	$67,218	19.6%
Wholesale revenues	11,841	16,109	(4,268)	(26.5)%
Miscellaneous revenues	2,620	3,660	(1,040)	(28.4)%
Total revenues	$424,111	$362,201	$61,910	17.1%

Heating degree days:
Actual	2,787	2,704	83	3.1%
30-year average	2,758	2,749

The following table presents additional data on kWh sold:

	Three Months Ended
	March 31,
	2022	2021	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,600	1,529	71	4.6%
Small commercial and industrial	487	483	4	0.8%
Large commercial and industrial	1,433	1,389	44	3.2%
Public lighting	5	6	(1)	(16.7)%
Sales – retail customers	3,525	3,407	118	3.5%
Wholesale	214	647	(433)	(66.9)%
Total kWh sold	3,739	4,054	(315)	(7.8)%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended March 31, 2022 as compared to the same period in the prior year:

During the three months ended March 31, 2022, revenue increased $61.9 million to $424.1 million compared to $362.2 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

$ in millions	Three Months Ended March 31, 2022 vs. 2021
Retail revenues:

Volume:
Net increase in the volume of kWh sold, primarily due to higher weather-normalized demand and favorable weather in our service territory versus the comparable period	$11.8
Price:
Net increase in the weighted average price of retail kWh sold, primarily due to higher fuel revenues	56.2

Other:	(0.8)

Net change in retail revenues	67.2

Wholesale revenues:

Volume:
Net decrease in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	(10.8)
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	6.5

Net change in wholesale revenues	(4.3)

Miscellaneous revenues	(1.0)

Net change in revenues	$61.9

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three months ended March 31, 2022 compared to the same periods in 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Operating costs and expenses:
Fuel	$104,142	$84,731	$19,411	22.9%
Power purchased	47,885	24,583	23,302	94.8%
Operation and maintenance	111,013	103,949	7,064	6.8%
Depreciation and amortization	66,020	63,089	2,931	4.6%
Taxes other than income taxes	11,759	12,951	(1,192)	(9.2)%
Other, net	(3,201)	—	(3,201)	—
Total operating costs and expenses	$337,618	$289,303	$48,315	16.7%

Fuel

The increase in fuel costs of $19.4 million during the three months ended March 31, 2022 compared to the same period of the prior year was primarily due to the following changes:

$ in millions	Three Months Ended March 31, 2022 vs. 2021
Volume:
Coal	$(3.3)
Natural gas	(8.6)
Net change in volume	(11.9)
Price:
Coal	18.0
Natural gas	13.5
Oil	0.3
Deferred fuel	(0.5)
Net change in price	31.3

Net change in fuel expense	$19.4

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

Power Purchased

The increase in power purchased of $23.3 million during the three months ended March 31, 2022 compared to the same period of the prior year was primarily due to the following changes:

$ in millions	Three Months Ended March 31, 2022 vs. 2021
Net change in the volume of power purchased primarily due to AES Indiana's generation units running less frequently during the first quarter of 2022, as well as the timing and duration of outages during these respective periods	$51.6
Net change in the price of power purchased is primarily due to timing of FAC deferrals and amortization, variances in market prices, and changes in mix of contracted renewable and market power purchases	(30.1)
Other, net	1.8
Net change in power purchased costs	$23.3

The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The increase in the volume of power purchased during the first three months of 2022 compared to the same period of the prior year is mostly attributed to lower unit availability due to the timing and duration of outages, primarily an extended outage at Eagle Valley that began in April 2021 and remained in progress until mid-March 2022. The Eagle Valley CCGT had been on unplanned outage since late April 2021, impacting several FAC periods. The IURC has initiated an ongoing sub-docket in FAC-133 (IURC Cause No. 38703-FAC-133 S1) to examine the impact of the Eagle Valley extended outage. Recovery of the increased volume of power purchased during 2021 and 2022 is subject to approval by the IURC. For further discussion, please see Note 2, "Regulatory Matters - Deferred Fuel" to the Financial Statements of this Form 10-Q. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The increase in Operation and maintenance of $7.1 million during the three months ended March 31, 2022 compared to the same period of the prior year was primarily due to the following changes:

$ in millions	Three Months Ended March 31, 2022 vs. 2021
Increase in DSM program costs (these program costs are recoverable through customer rates and are offset by an increase in DSM revenues)	$3.2
Increase in maintenance expenses primarily due to the timing of plant-related projects and increased outage costs	2.9
Increase in compensation and benefit expenses, primarily health insurance costs	2.4
Increase in chemical expenses	1.0
Decrease due to insurance recoveries in the current year	(2.0)
Other, net	(0.4)
Net change in operation and maintenance costs	$7.1

Depreciation and Amortization

The increase in Depreciation and amortization expense of $2.9 million during the three months ended March 31, 2022 compared to the same period of the prior year was mostly attributed to the impact of additional assets placed in service.

Taxes Other Than Income Taxes

The decrease in Taxes other than income taxes of $1.2 million during the three months ended March 31, 2022 compared to the same period of the prior year was mostly attributed to lower property taxes as a result of lower assessed values.

Other, Net

The change in Other, net of $3.2 million during the three months ended March 31, 2022 compared to the same period of the prior year was primarily due to a gain on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three months ended March 31, 2022 compared to the same period in 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$1,688	$1,374	$314	22.9%
Interest expense	(31,702)	(30,067)	(1,635)	5.4%
Other income, net	3,207	4,614	(1,407)	(30.5)%
Total other income/(expense), net	$(26,807)	$(24,079)	$(2,728)	11.3%

Interest Expense

The increase in Interest expense of $1.6 million during the three months ended March 31, 2022 compared to the same period of the prior year was primarily due to higher amortization of unrealized losses on interest rate hedges.

Other Income, Net

The decrease in Other income, net of $1.4 million during the three months ended March 31, 2022 was primarily due to a decrease in defined benefit plan income of $1.3 million, mostly as a result of a lower expected return on plan assets compared to the prior year.

Income Tax Expense

The following table illustrates our changes in Income tax expense during the three months ended March 31, 2022 compared to the same period of the prior year (in thousands):

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Income tax expense	$12,495	$10,035	$2,460	24.5%

The increase in Income tax expense of $2.5 million was primarily due to higher pretax income versus the comparable period.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2022 and beyond, we expect that our financial results will be driven primarily by retail demand, weather and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:

•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•timely recovery of capital expenditures.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2021 Form 10-K.

Operational

COVID-19 Pandemic

The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see “Item 1A. Risk Factors” of our 2021 Form 10-K.

Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We are taking a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We prioritize the safety of our people and continue to develop targeted strategies, in line with legal and regulatory requirements, to promote vaccination in our business.

The COVID-19 pandemic primarily impacted our retail sales demand. Retail sales demand decreased in 2020 mostly from commercial and industrial customers but has recovered. While we have continued to experience some COVID-19 impacts into 2022, such impacts have not been material nor do we expect they will be material, particularly if reduced social distancing measures and improvements in energy demand continue. The magnitude and duration of the COVID-19 pandemic is unknown at this time, however, and could have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

We have not had nor do we expect to have a significant impact to our access to capital or our liquidity position as a result of the COVID-19 pandemic. We also have not experienced any material credit-related impacts due to the COVID-19 pandemic.

The Company continues to monitor the potential impact of the COVID-19 pandemic on our financial results and operations.

Trade Restrictions and Supply Chain

On March 29, 2022, the U.S. Department of Commerce (“Commerce”) announced the initiation of an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand and Vietnam are circumventing antidumping and countervailing duty orders on solar cells and panels from China. This investigation has resulted in disruptions to the import of solar panels from Southeast Asia and such disruption could continue for the near-term or longer if Commerce makes a preliminary determination that circumvention has occurred.

While we have executed agreements for AES Indiana's solar projects, these disruptions may persist and impact our suppliers’ ability or willingness to meet their contractual agreements or to continue to supply panels into the U.S. market on terms that we deem satisfactory. The ultimate severity or duration of the solar panel supply chain disruption or its effect on AES Indiana's solar project development and construction activities is uncertain. AES Indiana will continue to monitor developments and take prudent steps towards maintaining a robust supply chain for our renewables projects.

We continue to closely manage and monitor any additional developments in our supply chain. We are experiencing some indications of delays and price increases. The cost of fuel for example, specifically coal and natural gas, has risen and may remain at current levels or continue to rise further into 2022. Our exposure to fluctuations in the price of fuel is limited because of our FAC. If we are unable to timely or fully recover our fuel and purchased power costs, however, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Capital Projects

Our construction projects have experienced some indications of delays and price increases; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see "Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" of this Form 10-Q.

Macroeconomic and Political

Reference Rate Reform

As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties" of IPALCO's 2021 Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intended to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association ("IBA") has determined that it would cease publication of one-week and two-month LIBOR rates by December 31, 2021, and would cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. We maintain financial instruments that use LIBOR as an interest rate benchmark and will continue to engage with counterparties to make this transition.

U.S. Income Tax

The macroeconomic and political environments in the U.S. have changed during 2021 and 2022 This could result in significant impacts to tax law. For example, in the first quarter of 2022, the Biden Administration released its fiscal year 2023 budget, which includes proposed U.S. Corporate tax reform proposals that would increase the U.S. corporate income tax rate. Additional details regarding these potential changes in law are expected to be made available later this year.

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

Regulatory

Please see Note 2, "Regulatory Matters" to the Financial Statements of this Form 10-Q and Note 2, “Regulatory Matters” to IPALCO’s 2021 Form 10-K for a discussion of regulatory matters. In addition, the following discussion of the impact of regulatory matters on the Company updates the discussion provided in “Item 1. Business - Regulatory Matters” in IPALCO’s 2021 Form 10-K.

2022 IRP

In January 2022, AES Indiana held its first public advisory meeting for the 2022 IRP. In February 2022, AES announced its intent to exit coal generation by year-end 2025 versus prior expectation of a reduction to below 10% by year-end 2025, subject to necessary approvals. Changes to AES Indiana's generation portfolio are evaluated and decided through the IRP. AES Indiana issued an all-source Request for Proposal on April 14, 2022, in order to competitively procure replacement capacity; such need is being evaluated in AES Indiana's 2022 IRP. For further discussion, see Note 2, "Regulatory Matters - 2022 IRP" to the Financial Statements of this Form 10-Q and Note 2, "Regulatory Matters - IRP Filing and Replacement Generation" in IPALCO’s 2021 Form 10-K.

Environmental

We are subject to numerous environmental and climate change laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental and climate change laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal or beneficial reuse of CCR) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. Please see Note 8, “Commitments and Contingencies” to the Financial Statements of this Form 10-Q for a description of certain environmental matters. In addition, the following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Environmental Matters” in IPALCO’s 2021 Form 10-K.

CSAPR and 2015 Ozone NAAQS FIP

CSAPR, which became effective in January 2015, addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The CSAPR is implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the EPA. In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and accordingly, the EPA issued federal implementation plans that both generally provide updated CSAPR NOx ozone season emission budgets for electric generating units within these states and that implement these budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation began in the 2017 ozone season and affected facilities receive fewer ozone season NOx allowances beginning in 2017. Following legal challenges related to the CSAPR Update Rule, on April 30, 2021, EPA issued the Revised CSAPR Update Rule. The Revised CSAPR Update Rule required affected EGUs within certain states (including Indiana) to participate in a new trading program, the CSAPR NOx Ozone Season Group 3 trading program. These affected EGUs received fewer ozone season NOx Ozone Season allowances beginning in 2021, which may result in the need to purchase additional allowances.

On April 6, 2022, EPA published a proposed Federal Implementation Plan (FIP) to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule would establish a revised CSAPR NOx Ozone Season Group 3 trading program for 25 states, including Indiana. In addition to other requirements, if finalized, EGUs in these states would begin receiving fewer allowances as soon as 2023, which may result in the need to purchase additional allowances.

At this time we cannot predict what the impact of these rule revisions or potential future legal outcomes, but any such impact could be material to our business, financial condition or results of operation.

CWA – Facility Response Plan

On March 15, 2022, EPA released a pre-publication version of a proposed rule to establish Facility Response Plan (“FRP”) requirements for non-transportation onshore facilities that store CWA hazardous substances and meet certain criteria and thresholds. It is too early to determine whether this proposed rule may have a material impact on our business, financial condition or results of operation.

Waste Management and CCR

In the course of operations, our facilities generate solid and liquid waste materials requiring eventual disposal or processing. Waste materials generated at our electric power and distribution facilities include asbestos, CCR, oil, scrap metal, rubbish, small quantities of industrial hazardous wastes such as spent solvents, tree-and-land-clearing wastes and polychlorinated biphenyl contaminated liquids and solids. We endeavor to ensure that all our solid and liquid wastes are disposed of in accordance with applicable national, regional, state and local regulations. With the exception of CCR, we do not usually physically dispose of waste materials on our property. Instead, they are usually shipped off-site for final disposal, treatment or recycling. Some of our CCRs are beneficially used on-site and offsite, including as a raw material for production of wallboard, and concrete or cement, and some are disposed off-site in permitted disposal facilities. A small amount of CCR, which consists of bottom ash, fly ash and air pollution control wastes, is disposed of at our Petersburg coal-fired power generation plant using an engineered, permitted landfill.

The EPA's final CCR rule became effective in October 2015 (the "CCR Rule"). Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIIN Act") includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana establishes a final state-level CCR permit program, AES Indiana could eventually be required to apply for a federal CCR permit from the EPA. On October 13, 2021, IDEM issued a First Notice of Comment Period regarding establishment of a state-level CCR permit program. The EPA has indicated that they will implement a phased approach to amending the CCR Rule, which is ongoing. The CCR Rule, current or proposed amendments to the CCR Rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, “Property, Plant and Equipment - ARO” in IPALCO’s 2021 Form 10-K and Note 8, “Commitments and Contingencies - Coal Ash Insurance Litigation” to the Financial Statements of this Form 10-Q for further discussion.

On August 28, 2020, the EPA published the CCR Part A Rule that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to EPA by November 30, 2020. On January 11, 2022, EPA released prepublication versions of proposed determinations regarding nine CCR Part A Rule demonstrations. On the same day, EPA issued four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. While AES Indiana did not receive a proposed determination nor a letter, the determinations and letters include interpretations regarding implementation of the CCR Rule. It is too early to determine the impact of these letters or any determinations that may be made.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of March 31, 2022, we had unrestricted cash and cash equivalents of $28.6 million and available borrowing capacity of $100 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2022. In November 2021, AES Indiana received an order from the IURC granting authority through December 31, 2024 to, among other things, issue up to $740 million in aggregate principal amount of long-term debt, all of which authority remains available under the order as of March 31, 2022. This order also grants authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $500 million remains available under the order as of March 31, 2022. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of March 31, 2022. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Net cash provided by operating activities	$97,959	$107,888	$(9,929)
Net cash used in investing activities	(129,625)	(69,767)	(59,858)
Net cash provided by (used in) financing activities	53,392	(16,146)	69,538
Net change in cash and cash equivalents	21,726	21,975	(249)
Cash, cash equivalents and restricted cash at beginning of period	6,917	26,622	(19,705)
Cash, cash equivalents and restricted cash at end of period	$28,643	$48,597	$(19,954)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Net income	$47,191	$38,784	$8,407
Depreciation and amortization	66,020	63,089	2,931
Deferred income taxes and investment tax credit adjustments - net	(2,611)	922	(3,533)
Other adjustments to net income	(727)	(376)	(351)
Net income, adjusted for non-cash items	109,873	102,419	7,454
Net change in operating assets and liabilities(1)	(11,914)	5,469	(17,383)
Net cash provided by operating activities	$97,959	$107,888	$(9,929)

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was driven by changes in the following (in thousands):

Decrease from accounts receivable primarily due to timing of collections	$(22,418)
Other	5,035
Net change in operating assets and liabilities	$(17,383)

Investing Activities

Net cash used in investing activities increased $59.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures due to higher growth related capital expenditures primarily from TDSIC Plan investments, partially offset by lower maintenance and environmental related capital expenditures	$(52,680)
Higher cash outflows on cost of removal and regulatory recoverable ARO payments due to timing of such payments	(6,904)
Other	(274)
Net change in investing activities	$(59,858)

Financing Activities

Net cash provided by financing activities decreased $69.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which was primarily driven by (in thousands):

Increase from net borrowings under revolving credit facilities due to higher net draws on AES Indiana's line of credit in 2022	$75,000
Other	(5,462)
Net change in financing activities	$69,538

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2022 through 2024 (including amounts already expended in the first three months of 2022) is currently estimated to cost approximately $1.8 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2022	2023	2024	from 2022 through 2024
Transmission and distribution related additions, improvements and extensions	$157	$112	$117	$386	(1)
TDSIC Plan investments	176	188	165	529	(2)
Power generation related projects	493	249	94	836	(3)
Other miscellaneous equipment	45	27	20	92
Total estimated costs of capital expenditure program	$871	$576	$396	$1,843

(1) Additions, improvements and extensions to AES Indiana's transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

(2) Includes spending under AES Indiana's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through March 31, 2022 were $356.6 million.

(3) Includes spending for AES Indiana's power generation and renewable energy projects, excluding any future tax equity contributions

Additionally, estimated capital expenditure spending on environmental compliance costs for the three-year period from 2022 through 2024 includes plans to spend approximately $7.2 million for studies related to cooling water intake requirements in section 316(b) of the CWA. Please see “Item 1. Business - Environmental Matters - Cooling Water Intake Regulations" in IPALCO’s 2021 Form 10-K for additional details.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first three months of 2022 and 2021, IPALCO paid $35.8 million and $30.1 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements of IPALCO are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, "Overview and Summary of Significant Accounting Policies" of our 2021 Form 10-K. The Company’s critical accounting estimates are described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2021 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2022, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Please see Note 2, "Regulatory Matters" and Note 8, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2021 and the Notes to IPALCO's Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K and our Form 10-Qs.

ITEM 1A. RISK FACTORS

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2021, as supplemented in our Form 10-Qs for the three months ended March 31, 2022. Except as described below, there has been no material change in our risk factors as previously disclosed in our 2021 Form 10-K. If any of the events described in our risk factors occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As part of the filing of this Quarterly Report Form on Form 10-Q, we are further revising, clarifying and supplementing a risk factor from our 2021 Form 10-K. The risk factor below amends and supersedes the risk factor that we filed in connection with our 2021 Form 10-K and should be considered together with the other risk factors described in the 2021 Form 10-K.

Potential security breaches (including cyber-security breaches) and terrorism risks could materially and adversely affect our businesses.

We operate in a highly regulated industry that requires the continued operation of sophisticated systems and network infrastructure at our generation stations, fuel storage facilities and transmission and distribution facilities. We also use various financial, accounting and other systems in our businesses. These systems and facilities are vulnerable to unauthorized access due to hacking, viruses, other cyber-security attacks and other causes. In particular, given the importance of energy and the electric grid, there is the possibility that our systems and facilities could be targets of terrorism or acts of war, and there has been an increased focus on the US energy grid that is believed to be related to the Russia/Ukraine conflict. We have implemented measures to help prevent unauthorized access to our systems and facilities, including network and system monitoring, identification and deployment of secure technologies, and certain other measures to comply with mandatory regulatory reliability standards. Pursuant to NERC requirements, we have a robust cyber-security plan in place and are subject to regular audits by an independent auditor approved by NERC. We routinely test our systems and facilities against these regulatory requirements in order to measure compliance, assess potential security risks, and identify areas for improvement. In addition, we provide cyber-security training for our employees and perform exercises designed to raise employee awareness of cyber risks on a regular basis. To date, cyber-attacks on our business and operations have not had a material impact on our operations or financial results. Despite our efforts, if our systems or facilities were to be breached or disabled, we may be unable to recover them in a timely manner to fulfill critical business functions, including the supply of electric services to our customers, and we could experience decreases in revenues and increases in costs that could materially and adversely affect our results of operations, cash flows and financial condition.

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

IPALCO ENTERPRISES, INC.

Date:	May 5, 2022	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2022	/s/ Jon S. Byers
Jon S. Byers
Controller
(Principal Accounting Officer)