Form 10-Q
period 2022-06-30
IPALCO ENTERPRISES, INC.
filed 2022-08-04
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

At August 4, 2022, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2022

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-Q:

2021 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended
2024 IPALCO Notes	$405 million of 3.70% IPALCO Enterprises, Inc. Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
ACE	Affordable Clean Energy
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CPP	Clean Power Plan
Credit Agreement	$250 million AES Indiana Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of June 19, 2019
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DOJ	U.S. Department of Justice
DSM	Demand Side Management
EDG	Excess Distributed Generation
EGUs	Electrical Generating Units
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FIP	Federal Implementation Plan
FRP	Facility Response Plan
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IBOR	Interbank Offered Rate
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRP	Integrated Resource Plan
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts

MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSR	New Source Review
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PSD	Prevention of Significant Deterioration
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
Term Loan Agreement	$200 million AES Indiana Term Loan Agreement, dated as of June 23, 2022
URT	Utility Receipts Tax
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

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
•local economic conditions;
•costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation; cyber-attacks and information security breaches;
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

Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2021 Annual Report on Form 10-K and "Item 1A. Risk Factors" to Part II of this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2021 Annual Report on Form 10-K and in IPALCO's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in "Part II - Item 1A. Risk Factors", Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In Thousands)
REVENUES	$389,614	$330,587	$813,725	$692,788

OPERATING COSTS AND EXPENSES:
Fuel	99,918	52,840	204,060	137,571
Power purchased	46,620	41,748	94,505	66,331
Operation and maintenance	139,543	116,381	250,556	220,330
Depreciation and amortization	66,266	62,994	132,286	126,083
Taxes other than income taxes	10,557	8,745	22,316	21,696
Other, net	—	—	(3,201)	—
Total operating costs and expenses	362,904	282,708	700,522	572,011

OPERATING INCOME	26,710	47,879	113,203	120,777

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,686	1,331	3,374	2,705
Interest expense	(32,220)	(32,199)	(63,922)	(62,266)
Other income, net	2,631	4,704	5,838	9,318
Total other expense, net	(27,903)	(26,164)	(54,710)	(50,243)

(LOSS) / INCOME FROM OPERATIONS BEFORE INCOME TAX	(1,193)	21,715	58,493	70,534

Income tax (benefit) / expense	(241)	4,505	12,254	14,540
NET (LOSS) / INCOME	(952)	17,210	46,239	55,994

Less: Dividends on preferred stock	804	804	1,607	1,607
NET (LOSS) / INCOME APPLICABLE TO COMMON STOCK	$(1,756)	$16,406	$44,632	$54,387

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In Thousands)
Net (loss) / income applicable to common stock	$(1,756)	$16,406	$44,632	$54,387

Derivative activity:
Change in derivative fair value, net of income tax effect of $(6,265), $5,361, $(11,418) and $(4,294), for each respective period	18,925	(17,143)	34,490	12,907
Reclassification to earnings, net of income tax effect of $(449), $(431), $(898) and $(284), for each respective period	1,358	1,376	2,716	920
Net change in fair value of derivatives	20,283	(15,767)	37,206	13,827

Other comprehensive income (loss)	20,283	(15,767)	37,206	13,827

Net comprehensive income	$18,527	$639	$81,838	$68,214

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2022	2021
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,826	$6,912
Restricted cash	5	5
Accounts receivable, net of allowance for credit losses of $579 and $647, respectively	185,808	179,136
Inventories	116,449	101,899
Regulatory assets, current	153,273	63,813
Taxes receivable	17,613	15,566
Prepayments and other current assets	53,165	40,168
Total current assets	543,139	407,499
NON-CURRENT ASSETS:
Property, plant and equipment	6,809,827	6,643,929
Less: Accumulated depreciation	2,982,464	2,895,881
	3,827,363	3,748,048
Construction work in progress	256,770	210,297
Total net property, plant and equipment	4,084,133	3,958,345
OTHER NON-CURRENT ASSETS:
Intangible assets - net	114,414	106,316
Regulatory assets, non-current	619,398	656,977
Pension plan assets	53,440	49,182
Other non-current assets	66,089	61,448
Total other non-current assets	853,341	873,923
TOTAL ASSETS	$5,480,613	$5,239,767
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 5 and 11)	$269,846	$60,294
Accounts payable	209,257	179,834
Accrued taxes	24,086	25,898
Accrued interest	30,951	30,634
Customer deposits	34,110	28,916
Regulatory liabilities, current	15,988	4,241
Accrued and other current liabilities	15,747	18,696
Total current liabilities	599,985	348,513
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 5 and 11)	2,669,745	2,671,656
Deferred income tax liabilities	302,339	290,727
Regulatory liabilities, non-current	822,259	826,709
Accrued other postretirement benefits	4,233	4,290
Asset retirement obligations	210,930	189,509
Derivative liabilities, non-current	3,473	49,382
Other non-current liabilities	1,303	4,597
Total non-current liabilities	4,014,282	4,036,870
Total liabilities	4,614,267	4,385,383
COMMITMENTS AND CONTINGENCIES (see Note 8)
SHAREHOLDERS' EQUITY:
Paid in capital	823,321	848,565
Accumulated other comprehensive income / (loss)	7,799	(29,407)
Accumulated deficit	(24,558)	(24,558)
Total common shareholders' equity	806,562	794,600
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	866,346	854,384
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,480,613	$5,239,767

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2022	2021
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,239	$55,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,286	126,083
Amortization of deferred financing costs and debt discounts	1,991	1,977
Deferred income taxes and investment tax credit adjustments - net	(6,799)	5,866
Allowance for equity funds used during construction	(3,374)	(2,705)
Change in certain assets and liabilities:
Accounts receivable	(6,672)	6,231
Inventories	(21,092)	9,900
Accounts payable	48,628	22,316
Accrued and other current liabilities	2,277	(3,934)
Accrued taxes payable/receivable	(3,859)	3,553
Accrued interest	317	52
Pension and other postretirement benefit assets and liabilities	(4,314)	(8,284)
Short-term and long-term regulatory assets and liabilities	(43,518)	(21,026)
Prepayments and other current assets	(12,997)	(12,526)
Other - net	1,356	(4,398)
Net cash provided by operating activities	130,469	179,099
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(228,840)	(132,305)
Project development costs	(976)	(624)
Cost of removal and regulatory recoverable ARO payments	(28,911)	(12,562)
Net cash used in investing activities	(258,727)	(145,491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	210,000	100,000
Repayments under revolving credit facilities	(200,000)	(75,000)
Short-term borrowings	200,000	—
Distributions to shareholders	(69,929)	(62,579)
Preferred dividends of subsidiary	(1,607)	(1,607)
Deferred financing costs paid	(259)	(280)
Payments for financed capital expenditures	—	(36)
Other	(33)	(94)
Net cash provided by (used in) financing activities	138,172	(39,596)
Net change in cash, cash equivalents and restricted cash	9,914	(5,988)
Cash, cash equivalents and restricted cash at beginning of period	6,917	26,622
Cash, cash equivalents and restricted cash at end of period	$16,831	$20,634

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$57,920	$59,195
Income taxes	21,100	5,000
Non-cash investing activities:
Accruals for capital expenditures	$61,912	$56,465

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Common Shareholders' Equity
and Cumulative Preferred Stock of Subsidiary
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)
	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
	(In Thousands)
2022
Beginning Balance	$848,565	$(29,407)	$(24,558)	$794,600	$59,784
Net comprehensive income	—	16,923	46,388	63,311	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(35,805)	(35,805)	—
Other	26	—	—	26	—
Balance at March 31, 2022	$848,591	$(12,484)	$(13,975)	$822,132	$59,784
Net comprehensive income/(loss)	—	20,283	(1,756)	18,527	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders(1)	(25,297)	—	(8,827)	(34,124)	—
Other	27	—	—	27	—
Balance at June 30, 2022	$823,321	$7,799	$(24,558)	$806,562	$59,784

2021
Beginning Balance	$588,966	$(43,420)	$(24,558)	$520,988	$59,784
Net comprehensive income	—	29,594	37,981	67,575	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(30,073)	(30,073)	—
Other	41	—	—	41	—
Balance at March 31, 2021	$589,007	$(13,826)	$(16,650)	$558,531	$59,784
Net comprehensive income/(loss)	—	(15,767)	16,406	639	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders(1)	(8,192)	—	(24,314)	(32,506)	—
Other	16	—	—	16	—
Balance at June 30, 2021	$580,831	$(29,593)	$(24,558)	$526,680	$59,784

 (1) IPALCO made return of capital payments of $25.3 million and $8.2 million during the three months ended June 30, 2022 and 2021, respectively, for the portion of current year distributions to shareholders in excess of current year net income.

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 517,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana owns and operates four generating stations, all within the state of Indiana. AES Indiana’s largest generating station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023, which would result in 630 MW of total retired economic capacity at this station. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of June 30, 2022, AES Indiana’s net electric generation capacity for winter is 3,475 MW and net summer capacity is 3,330 MW. On December 17, 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills Solar Project") expected to be completed in 2023. In July 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, executed an agreement to acquire a 250 MW solar and 180 MWh energy storage facility (the "Petersburg Solar Project") expected to be completed in 2024.

Consolidation

The accompanying Financial Statements include the accounts of IPALCO Enterprises, Inc., AES Indiana and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated in consolidation.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of expected results for the year ending December 31, 2022. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in the 2021 Form 10-K.

Use of Management Estimates

The preparation of financial statements in conformity with GAAP requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions that management is required to make. Actual results may differ from those estimates. Significant items subject to such estimates and assumptions include: recognition of revenue including unbilled revenues; the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes;

regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to employee benefits.

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2022	2021
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$16,826	$6,912
Restricted cash	5	5
Total cash, cash equivalents and restricted cash	$16,831	$6,917

Accounts Receivable

The following table summarizes our accounts receivable balances at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
	(In Thousands)
Accounts receivable, net
Customer receivables	$105,650	$100,952
Unbilled revenue	67,442	64,758
Amounts due from affiliates	370	169
Other	12,925	13,904
Allowance for credit losses	(579)	(647)
Total accounts receivable, net	$185,808	$179,136

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2022 and 2021, respectively:

$ in Thousands	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2022	$647	$2,492	$(3,362)	$802	$579
2021	$3,155	$1,030	$(3,741)	$1,109	$1,553

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of June 30, 2022. Amounts are written off when reasonable collections efforts have been exhausted. During the six months ended June 30, 2021, the current period provision and allowance for credit losses decreased due to lower past due customer receivable balances.

Inventories

The following table summarizes our inventories balances at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
	(In Thousands)
Inventories
Fuel	$51,681	$41,626
Materials and supplies, net	64,768	60,273
Total inventories	$116,449	$101,899

ARO

AES Indiana’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability for the six months ended June 30, 2022 and 2021, respectively:

	For the Six Months Ended June 30,
	2022	2021
	(In Thousands)
Balance as of January 1	$189,509	$195,236
Liabilities incurred	1,059	—
Liabilities settled	(5,961)	(4,302)
Revisions to cash flow and timing estimates	22,402	—
Accretion expense	3,921	3,992
Balance as of June 30	$210,930	$194,926

AES Indiana recorded adjustments to its ARO liabilities of $22.4 million for the six months ended June 30, 2022, primarily to reflect increases to estimated ash pond closure costs. As of June 30, 2022 and December 31, 2021, AES Indiana did not have any assets that are legally restricted for settling its ARO liability. For further information on AES Indiana’s ARO, see Note 3, "Property, Plant and Equipment - ARO" to IPALCO’s 2021 Form 10-K.

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of AOCI / (AOCL) by component during the three months ended June 30, 2022 and 2021 are as follows (in Thousands):

Details about AOCI / (AOCL) components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Net losses on cash flow hedges (Note 4):	Interest expense	$1,807	$1,807	$3,614	$1,204
	Income tax effect	(449)	(431)	(898)	(284)
Total reclassifications for the period, net of income taxes		$1,358	$1,376	$2,716	$920

See Note 4, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information on the changes in the components of AOCI / (AOCL).

Operating Expenses – Other, Net

Operating expenses – Other, net generally includes gains or losses on asset sales, dispositions or acquisitions, gains or losses on the sale or acquisition of businesses, and other expense or income from miscellaneous operating transactions. For the six months ended June 30, 2022, the $3.2 million is primarily due to a gain on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition.

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

2. REGULATORY MATTERS

2022 IRP

Electric utilities in Indiana are required to submit Integrated Resource Plans (IRPs) every three years. The IRPs are subject to a rigorous stakeholder process. IRPs describe how the utility plans to deliver safe, reliable, and efficient electricity at just and reasonable rates. AES Indiana held public advisory meetings for the 2022 IRP in January, April and June of 2022. Changes to our generation portfolio are evaluated and decided through the IRP. The 2022 IRP is expected to be filed in the fourth quarter of 2022.

AES Indiana issued an all-source Request for Proposal on April 14, 2022, in order to competitively procure replacement capacity; such need is being evaluated in AES Indiana's 2022 IRP.

Excess Distributed Generation Rates

On March 1, 2021, AES Indiana filed a petition with the IURC for approval of its proposed rate for the procurement of excess distributed generation ("EDG") and related consumer EDG credit issues. The EDG rate replaced the net metering program beginning in July 2022, when net metering was no longer available to new customers. The IURC approved the EDG rate by order dated January 26, 2022, On March 16, 2022, the IURC denied the petition for reconsideration filed by the other parties on February 15, 2022. The matter remains subject to the pending appeal filed by the other parties on February 22, 2022, which is currently being held in abeyance by the Indiana Court of Appeals pending resolution of a petition to transfer to the Indiana Supreme Court filed in a similar case involving a different and unaffiliated utility. The stay was extended by the Indiana Court of Appeals on July 11, 2022 and remains in effect.

Deferred Fuel

The Eagle Valley CCGT was on unplanned outage from late April 2021 until mid-March 2022, impacting several FAC periods. The FAC 133 IURC Order issued on November 24, 2021 approved the FAC 133 fuel cost factor on an interim basis subject to refund pending the outcome of a sub-docket created to examine the Eagle Valley CCGT extended outage. A procedural schedule for the sub-docket has been established by the IURC. AES Indiana filed testimony in the FAC sub-docket in May 2022 and the evidentiary hearing is scheduled to be held in October 2022.

AES Indiana's subsequent FAC filings have included a reduced FAC factor requested by AES Indiana in order to mitigate the rate impact on customers, primarily caused by rising commodity pricing and the Eagle Valley extended outage, that deferred the collection of certain variances estimated to be due to the Eagle Valley unplanned outage until a future FAC filing or the resolution in the FAC sub-docket for the Eagle Valley outage. As such, certain FAC deferrals are recorded in long-term regulatory assets as the timing of collection is unknown.

House Bill 1002

The 2022 Indiana General Assembly recently passed House Enrolled Act 1002, which includes language regarding the repeal of the Utility Receipts Tax ("URT"). AES Indiana filed a rate adjustment with the IURC on April 29, 2022, which was approved by the IURC on June 28, 2022. AES Indiana began charging the new rates excluding URT in July 2022.

3. FAIR VALUE

The fair value of current financial assets and liabilities approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4, "Fair Value" to IPALCO’s 2021 Form 10-K.

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Condensed Consolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the periods covered by this report. Any unrealized gains or losses are recorded in "Other income / (expense), net" on the accompanying Condensed Consolidated Statements of Operations.

FTRs

In connection with AES Indiana’s participation in MISO, in the second quarter of each year AES Indiana is granted financial instruments that can be converted into cash or FTRs based on AES Indiana’s forecasted peak load for the period. FTRs are used in the MISO market to hedge AES Indiana’s exposure to congestion charges, which result from constraints on the transmission system. AES Indiana’s FTRs are valued at the cleared auction prices for FTRs in MISO’s annual auction. Because of the infrequent nature of this valuation, the fair value assigned to the FTRs is considered a Level 3 input under the fair value hierarchy required by ASC 820. An offsetting regulatory liability has been recorded as these revenues or costs will be flowed through to customers through the FAC. As such, there is no impact on our Condensed Consolidated Statements of Operations.

Forward Power Contracts

AES Indiana entered into forward purchase power contracts during the three and six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, respectively, all outstanding forward power contracts had settled and there was no notional amount outstanding. All changes in the market value of the forward power contracts are recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 4, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

Financial Liabilities

Interest Rate Hedges

IPALCO's interest rate hedges have a combined notional amount of $400.0 million. All changes in the market value of the interest rate hedges are recorded in AOCI / (AOCL). See also Note 4, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Recurring Fair Value Measurements

The fair value of assets and liabilities at June 30, 2022 and December 31, 2021 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at June 30, 2022	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$8	$8	$—	$—
Mutual funds	3,283	—	3,283	—
Total VEBA investments	3,291	8	3,283	—
FTRs	14,527	—	—	14,527
Total financial assets measured at fair value	$17,818	$8	$3,283	$14,527
Financial liabilities:
Interest rate hedges	$3,473	$—	$3,473	$—
Total financial liabilities measured at fair value	$3,473	$—	$3,473	$—

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
	Fair value at December 31, 2021	Based on quoted market prices in active markets	Other observable inputs	Unobservable inputs
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$11	$11	$—	$—
Mutual funds	3,594	—	3,594	—
Total VEBA investments	3,605	11	3,594	—
FTRs	1,235	—	—	1,235
Total financial assets measured at fair value	$4,840	$11	$3,594	$1,235
Financial liabilities:
Interest rate hedges	$49,382	$—	$49,382	$—
Total financial liabilities measured at fair value	$49,382	$—	$49,382	$—

Financial Instruments not Measured at Fair Value in the Condensed Consolidated Balance Sheets

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	June 30, 2022		December 31, 2021
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,683,800	$2,589,833	$2,683,800	$3,169,118
Variable-rate	270,000	270,000	60,000	60,000
Total indebtedness	$2,953,800	$2,859,833	$2,743,800	$3,229,118

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $24.5 million and $25.2 million at June 30, 2022 and December 31, 2021, respectively; and

•unamortized discounts of $6.3 million and $6.4 million at June 30, 2022 and December 31, 2021, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, "Overview and Summary of Significant Accounting Policies - Financial Derivatives" and Note 5, "Derivative Instruments and Hedging Activities" to IPALCO’s 2021 Form 10-K.

At June 30, 2022, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/(Sales) (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	11,550	—	11,550
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

The following tables provide information on gains or losses recognized in AOCI / (AOCL) for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended June 30,
$ in thousands (net of tax)	2022	2021
Beginning accumulated derivative loss in AOCL	$(12,484)	$(13,826)

Net gains / (losses) associated with current period hedging transactions	18,925	(17,143)
Net losses reclassified to interest expense, net of tax	1,358	1,376
Ending accumulated derivative gain / (loss) in AOCI / (AOCL)	$7,799	$(29,593)

	Interest Rate Hedges for the Six Months Ended June 30,
$ in thousands (net of tax)	2022	2021
Beginning accumulated derivative loss in AOCL	$(29,407)	$(43,420)

Net gains associated with current period hedging transactions	34,490	12,907
Net losses reclassified to interest expense, net of tax	2,716	920
Ending accumulated derivative gain / (loss) in AOCI / (AOCL)	$7,799	$(29,593)

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	27

Derivatives Not Designated as Hedge

AES Indiana's FTRs and forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. The forward power contracts are recorded at fair value using the market approach with changes in the fair value charged or credited to the Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as "MTM accounting". Realized gains and losses on the forward power contracts are included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets. There were realized gains of $1.3 million related to forward power contracts for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, there were unrealized gains of $2.7 million and realized gains of $0.8 million related to the forward power contracts. The net gains resulting from these contracts have been deferred and included with deferred fuel costs in "Regulatory assets, non-current" on the accompanying Condensed Consolidated Balance Sheets.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or mark to market accounting and are recognized in the consolidated statements of operations on an accrual basis.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of June 30, 2022 and December 31, 2021, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	June 30, 2022	December 31, 2021
FTRs	Not a Cash Flow Hedge	Prepayments and other current assets	$14,527	$1,235
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, non-current	$3,473	$49,382

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		June 30,	December 31,
Series	Due	2022	2021
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(5,776)	(5,855)
Deferred financing costs		(17,411)	(17,913)
Total AES Indiana first mortgage bonds		1,780,613	1,780,032
Total Long-term Debt – AES Indiana		1,780,613	1,780,032
Long-term Debt – IPALCO Enterprises, Inc.:
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
Unamortized discount – net		(476)	(527)
Deferred financing costs		(6,655)	(7,319)
Total Long-term Debt – IPALCO Enterprises, Inc.		872,869	872,154
Total Consolidated IPALCO Long-term Debt		2,653,482	2,652,186
Less: Current Portion of Long-term Debt		—	—
Net Consolidated IPALCO Long-term Debt		$2,653,482	$2,652,186

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

Significant Transactions

AES Indiana Term Loan

In June 2022, AES Indiana entered into an unsecured $200.0 million 364-day Term Loan Agreement. The Term Loan Agreement was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement matures on June 22, 2023, and bears interest at variable rates as described in the Term Loan Agreement. The Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Indiana's Credit Agreement.

AES Indiana has classified this Term Loan Agreement as short-term indebtedness as it matures June 2023. Management plans to refinance this Term Loan Agreement with new debt. In the event that we are unable to refinance this Term Loan Agreement on acceptable terms, AES Indiana anticipates it will have available borrowing capacity on its revolving credit facility that could be used to satisfy the obligation.

AES Indiana First Mortgage Bonds and Recent Indiana Finance Authority Bond Issuances

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

Line of Credit

As of June 30, 2022 and December 31, 2021, AES Indiana had $70.0 million and $60.0 million in outstanding borrowings on the committed Credit Agreement, respectively.

6. INCOME TAXES

Effective Tax Rate

IPALCO's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 20.2% and 20.9% for the three and six months ended June 30, 2022, respectively, as compared to 20.7% and 20.6% for the three and six months ended June 30, 2021, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 24.9% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Indiana, which was partially offset by the net tax expense related to the amortization of allowance for equity funds used during construction.

IPALCO’s income tax expense for the six months ended June 30, 2022, was calculated using the estimated annual effective income tax rate for 2022 of 20.9% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The following table presents net periodic benefit (credit) / cost information relating to the Pension Plans combined:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Components of net periodic benefit (credit) / cost:
Service cost	$2,239	$2,335	$4,476	$4,669
Interest cost	4,525	3,915	9,040	7,830
Expected return on plan assets	(8,914)	(10,454)	(17,833)	(20,908)
Amortization of prior service cost	648	736	1,295	1,472
Amortization of actuarial loss	605	1,382	1,212	2,764
Net periodic benefit (credit) / cost	$(897)	$(2,086)	$(1,810)	$(4,173)

The components of net periodic benefit (credit) / cost other than service cost are included in "Other income, net" in the Condensed Consolidated Statements of Operations.

In addition, AES Indiana provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $4.0 million and $3.9 million at June 30, 2022 and December 31, 2021, respectively, were not material to the Financial Statements in the periods covered by this report.

8. COMMITMENTS AND CONTINGENCIES

Guarantees

We and certain of our subsidiaries enter into agreements from time to time providing financial or performance assurance to third parties for certain of our subsidiaries as part of our business, including guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended commercial purposes. At June 30, 2022 and December 31, 2021, AES Indiana had issued $280.8 million and $226.2 million of guarantees, respectively, and no stand-by letters of credit.

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2022 and December 31, 2021, total legal loss contingencies accrued were $0.0 million and $0.2 million, respectively, which primarily related to personal injury litigation. The legal loss contingencies and settlement related accruals are included in "Other Non-Current Liabilities" on the accompanying Condensed Consolidated Balance Sheets. We maintain an amount of insurance protection for such litigation that we believe is adequate. As of June 30, 2022 and December 31, 2021, we have $0.7 million and $12.5 million, respectively, of receivables for insurance recoveries determined to be probable recorded in "Prepayments and other current assets" on the accompanying Condensed Consolidated Balance Sheets. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

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

New Source Review and Other CAA NOVs

In October 2009, AES Indiana received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleged violations of the CAA at AES Indiana’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and non-attainment New Source Review (NSR) requirements under the CAA. In addition, on October 1, 2015, AES Indiana received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at AES Indiana Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of PSD, non-attainment NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. On August 31, 2020, AES Indiana reached a settlement with the EPA, the DOJ and IDEM resolving the purported violations of the CAA with respect to the coal-fired generation units at AES Indiana's Petersburg location. The settlement agreement, in the form of a proposed judicial consent decree, was approved and entered by the U.S. District Court for the Southern District of Indiana on March 23, 2021, and includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than AES Indiana's current Title V air permit; payment of civil penalties totaling $1.525 million (the payment of which was satisfied by AES Indiana in April 2021); a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.325 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023. If AES Indiana does not meet this retirement obligation, it must install a Selective Non-Catalytic Reduction System (SNCR) on Unit 4. AES Indiana previously had a contingent liability recorded related to these New Source Review and other CAA NOV matters.

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

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$389,614	$—	$389,614	$330,587	$—	$330,587
Depreciation and amortization	$66,266	$—	$66,266	$62,994	$—	$62,994
Interest expense	$21,262	$10,958	$32,220	$21,255	$10,944	$32,199
Earnings/(loss) from operations before income tax	$10,008	$(11,201)	$(1,193)	$32,587	$(10,872)	$21,715

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$813,725	$—	$813,725	$692,788	$—	$692,788
Depreciation and amortization	$132,286	$—	$132,286	$126,083	$—	$126,083
Interest expense	$42,006	$21,916	$63,922	$42,776	$19,490	$62,266
Earnings/(loss) from operations before income tax	$80,748	$(22,255)	$58,493	$89,882	$(19,348)	$70,534

	As of June 30, 2022			As of December 31, 2021
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$5,465,375	$15,238	$5,480,613	$5,222,987	$16,780	$5,239,767

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

AES Indiana’s revenue from contracts with customers was $382.6 million and $318.5 million for the three months ended June 30, 2022 and 2021, respectively, and $799.2 million and $672.2 million for the six months ended June 30, 2022 and 2021, respectively. The following tables present our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Retail Revenues
Retail revenue from contracts with customers:
Residential	$144,476	$129,254
Small commercial and industrial	56,944	48,208
Large commercial and industrial	149,741	127,009
Public lighting	2,351	2,270
Other (1)	4,260	4,175
Total retail revenue from contracts with customers	357,772	310,916
Alternative revenue programs	6,470	11,710
Wholesale Revenues
Wholesale revenues from contracts with customers:	21,476	4,918
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	3,333	2,692
Other miscellaneous revenues (2)	563	351
Total Revenues	$389,614	$330,587

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

	For the Six Months Ended June 30,
	2022	2021
Retail Revenues
Retail revenue from contracts with customers:
Residential	$338,892	$289,757
Small commercial and industrial	120,592	102,725
Large commercial and industrial	287,946	240,449
Public lighting	4,752	4,456
Other (1)	8,785	8,366
Total retail revenue from contracts with customers	760,967	645,753
Alternative revenue programs	12,924	19,305
Wholesale Revenues
Wholesale revenues from contracts with customers:	33,317	21,027
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	4,948	5,373
Other miscellaneous revenues (2)	1,569	1,330
Total Revenues	$813,725	$692,788

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers were $173.5 million and $163.0 million as of June 30, 2022 and December 31, 2021, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, though as a result of COVID-19, AES Indiana began offering expanded payment arrangements for customers.

Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. The contract liabilities from contracts with customers were $0.0 million and $0.0 million as of June 30, 2022 and December 31, 2021, respectively. During the three months ended June 30, 2022 and 2021, we recognized revenue of $0.0 million and $0.2 million related to this contract liability balance, respectively. During the six months ended June 30, 2022 and 2021, we recognized revenue of $0.0 million and $0.5 million related to this contract liability balance, respectively.

11. LEASES

Lessee

The following table summarizes the components of lease expense recognized in "Operating Costs and Expenses" on the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Components of Lease Cost	2022	2021	2022	2021
Finance lease cost:
Amortization of right- of-use assets	$130	$—	$281	$—
Interest on lease liabilities	188	—	403	—
Total lease cost	$318	$—	$684	$—

Operating cash outflows from finance leases were $0.3 million for the three and six months ended June 30, 2022.

Lessor

The Company is the lessor under operating leases for land, office space and operating equipment. Minimum lease payments from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned. Lease revenue included in the Condensed Consolidated Statements of Operations was $0.3 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and was $0.6 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Underlying gross assets and accumulated depreciation of operating leases included in Total net property, plant and equipment on the Condensed Consolidated Balance Sheets were $4.4 million and $1.0 million, respectively, as of June 30, 2022 and December 31, 2021.

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of June 30, 2022.

The following table shows the future minimum lease receipts as of June 30, 2022 for the remainder of 2022 through 2026 and thereafter (in thousands):

Operating Leases
2022	$488
2023	906
2024	786
2025	553
2026	554
Thereafter	1,559
Total	$4,846

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

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, including our expectations regarding the impact of the COVID-19 pandemic on our business, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in "Item 1A. Risk Factors" of Part II of this quarterly report and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2021 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and uncertainties that may affect our business.

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

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three and six months ended June 30, 2022 reflect lower earnings from operations before income tax of $22.9 million, or 105.5% and $12.0 million, or 17.1%, respectively, primarily due to factors including, but not limited to:

•decrease due to higher operation and maintenance expenses primarily due to higher outage and plant maintenance costs and storm costs, partially offset by
•increase in volumes of retail kWh sold primarily due to higher weather-normalized demand.

See "Results of Operations" below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended				Six Months Ended
	June 30,				June 30,
$ in Thousands	2022	2021	$ change	% change	2022	2021	$ change	% change

REVENUES	$389,614	$330,587	$59,027	17.9%	$813,725	$692,788	$120,937	17.5%

OPERATING COSTS AND EXPENSES:
Fuel	99,918	52,840	47,078	89.1%	204,060	137,571	66,489	48.3%
Power purchased	46,620	41,748	4,872	11.7%	94,505	66,331	28,174	42.5%
Operation and maintenance	139,543	116,381	23,162	19.9%	250,556	220,330	30,226	13.7%
Depreciation and amortization	66,266	62,994	3,272	5.2%	132,286	126,083	6,203	4.9%
Taxes other than income taxes	10,557	8,745	1,812	20.7%	22,316	21,696	620	2.9%
Other, net	—	—	—	—%	(3,201)	—	(3,201)	—%
Total operating costs and expenses	362,904	282,708	80,196	28.4%	700,522	572,011	128,511	22.5%

OPERATING INCOME	26,710	47,879	(21,169)	(44.2)%	113,203	120,777	(7,574)	(6.3)%

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,686	1,331	355	26.7%	3,374	2,705	669	24.7%
Interest expense	(32,220)	(32,199)	(21)	0.1%	(63,922)	(62,266)	(1,656)	2.7%
Other income, net	2,631	4,704	(2,073)	(44.1)%	5,838	9,318	(3,480)	(37.3)%
Total other expense, net	(27,903)	(26,164)	(1,739)	6.6%	(54,710)	(50,243)	(4,467)	8.9%

(LOSS) / INCOME FROM OPERATIONS BEFORE INCOME TAX	(1,193)	21,715	(22,908)	(105.5)%	58,493	70,534	(12,041)	(17.1)%

Income tax (benefit) / expense	(241)	4,505	(4,746)	(105.3)%	12,254	14,540	(2,286)	(15.7)%
NET (LOSS) / INCOME	(952)	17,210	(18,162)	(105.5)%	46,239	55,994	(9,755)	(17.4)%

Less: Dividends on preferred stock	804	804	—	—%	1,607	1,607	—	—%
NET (LOSS) / INCOME APPLICABLE TO COMMON STOCK	$(1,756)	$16,406	$(18,162)	(110.7)%	$44,632	$54,387	$(9,755)	(17.9)%

Revenues

Revenues during the three and six months ended June 30, 2022 increased $59.0 million and $120.9 million, respectively, compared to the same periods in 2021, which resulted from the following changes (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues:
Retail revenues	$364,241	$322,627	$41,614	12.9%	$773,891	$665,059	$108,832	16.4%
Wholesale revenues	21,476	4,918	16,558	336.7%	33,317	21,027	12,290	58.4%
Miscellaneous revenues	3,897	3,042	855	28.1%	6,517	6,702	(185)	(2.8)%
Total revenues	$389,614	$330,587	$59,027	17.9%	$813,725	$692,788	$120,937	17.5%

Heating degree days:
Actual	496	575	(79)	(13.7)%	3,283	3,279	4	0.1%
30-year average	500	504			3,259	3,253

Cooling degree days:
Actual	413	367	46	12.5%	413	367	46	12.5%
30-year average	346	338			349	341

The following table presents additional data on kWh sold:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	kWh Change	% Change	2022	2021	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,107	1,080	27	2.5%	2,707	2,609	98	3.8%
Small commercial and industrial	430	400	30	7.5%	917	883	34	3.9%
Large commercial and industrial	1,525	1,494	31	2.1%	2,958	2,874	84	2.9%
Public lighting	4	5	(1)	(20.0)%	9	11	(2)	(18.2)%
Sales – retail customers	3,066	2,979	87	2.9%	6,591	6,377	214	3.4%
Wholesale	318	172	146	84.9%	532	819	(287)	(35.0)%
Total kWh sold	3,384	3,151	233	7.4%	7,123	7,196	(73)	(1.0)%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended June 30, 2022 as compared to the same period in the prior year:
The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the six months ended June 30, 2022 as compared to the same period in the prior year:

During the three months ended June 30, 2022, revenue increased $59.0 million to $389.6 million compared to $330.6 million in the same period of the prior year, and during the six months ended June 30, 2022, revenue increased $120.9 million to $813.7 million compared to $692.8 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

$ in millions	Three Months Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2022 vs. 2021
Retail revenues:

Volume:
Net increase in the volume of kWh sold primarily due to higher weather-normalized demand, as well as favorable weather in our service territory versus the comparable period	$9.2	$21.1
Price:
Net increase in the weighted average price of retail kWh sold, primarily due to higher fuel revenues	37.6	93.7

Other:
Mostly due to decreases in alternative revenue programs as a result of higher DSM shared savings incentives in the prior period	(5.2)	(6.0)

Net change in retail revenues	41.6	108.8

Wholesale revenues:

Volume:
Net increase/(decrease) in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	4.1	(7.4)
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	12.4	19.7

Net change in wholesale revenues	16.5	12.3

Miscellaneous revenues	0.9	(0.2)

Net change in revenues	$59.0	$120.9

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating costs and expenses:
Fuel	$99,918	$52,840	$47,078	89.1%	$204,060	$137,571	$66,489	48.3%
Power purchased	46,620	41,748	4,872	11.7%	94,505	66,331	28,174	42.5%
Operation and maintenance	139,543	116,381	23,162	19.9%	250,556	220,330	30,226	13.7%
Depreciation and amortization	66,266	62,994	3,272	5.2%	132,286	126,083	6,203	4.9%
Taxes other than income taxes	10,557	8,745	1,812	20.7%	22,316	21,696	620	2.9%
Other, net	—	—	—	—	(3,201)	—	(3,201)	—
Total operating costs and expenses	$362,904	$282,708	$80,196	28.4%	$700,522	$572,011	$128,511	22.5%

Fuel

The increases in fuel costs of $47.1 million and $66.5 million during the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2022 vs. 2021
Volume:
Coal	$(14.2)	$(17.2)
Natural gas	25.9	20.8
Oil	(0.1)	(0.1)
Net change in volume	11.6	3.5
Price:
Coal	13.1	30.9
Natural gas	41.1	51.1
Oil	0.6	0.8
Deferred fuel	(19.3)	(19.8)
Net change in price	35.5	63.0

Net change in fuel expense	$47.1	$66.5

The increases in the price of fuel during 2022 are reflective of higher market prices for coal and natural gas. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The increases in power purchased of $4.9 million and $28.2 million during the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2022 vs. 2021
Net change in the volume of power purchased primarily due to AES Indiana's generation units running more/(less) frequently, as well as the timing and duration of outages, during these respective periods	$(13.5)	$13.3
Net change in the price of power purchased is primarily due to timing of FAC deferrals and amortization, variances in market prices, and changes in mix of contracted renewable and market power purchases	17.1	11.9
Other, net	1.3	3.0
Net change in power purchased costs	$4.9	$28.2

The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The Eagle Valley CCGT was on unplanned outage from late April 2021 until mid-March 2022, impacting several FAC periods. The IURC has initiated an ongoing sub-docket in FAC-133 (IURC Cause No. 38703-FAC-133 S1) to examine the impact of the Eagle Valley extended outage. Recovery of increases in the volume of power purchased during 2021 and 2022 is subject to approval by the IURC. For further discussion, please see Note 2, "Regulatory Matters - Deferred Fuel" to the Financial Statements of this Form 10-Q. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The increases in Operation and maintenance of $23.2 million and $30.2 million during the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2022 vs. 2021
Increase in maintenance expenses primarily due to the timing of increased outage costs and plant-related projects	$13.6	$16.5
Increase in contracted service expenses primarily due to storm costs	6.6	7.2
Increase in DSM program costs (these program costs are recoverable through customer rates and are offset by an increase in DSM revenues)	1.6	4.7
Other, net	1.4	1.8
Net change in operation and maintenance costs	$23.2	$30.2

Depreciation and Amortization

The increases in Depreciation and amortization expense of $3.3 million and $6.2 million during the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year were mostly attributed to the impact of additional assets placed in service.

Taxes Other Than Income Taxes

The increases in Taxes other than income taxes of $1.8 million and $0.6 million during the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year were mostly attributed to higher property taxes as a result of higher assessed values.

Other, Net

The changes in Other, net of $0.0 million and $3.2 million during the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year were primarily due to a gain on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$1,686	$1,331	$355	26.7%	$3,374	$2,705	$669	24.7%
Interest expense	(32,220)	(32,199)	(21)	0.1%	(63,922)	(62,266)	(1,656)	2.7%
Other income, net	2,631	4,704	(2,073)	(44.1)%	5,838	9,318	(3,480)	(37.3)%
Total other income/(expense), net	$(27,903)	$(26,164)	$(1,739)	6.6%	$(54,710)	$(50,243)	$(4,467)	8.9%

Interest Expense

The increases in Interest expense of $0.0 million and $1.7 million during the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year were primarily due to higher amortization of unrealized losses on interest rate hedges.

Other Income, Net

The decreases in Other income, net of $2.1 million and $3.5 million during the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year were primarily due to decreases in defined benefit plan income of $1.4 million and $2.7 million, respectively, mostly as a result of a lower expected return on plan assets compared to the prior year.

Income Tax (Benefit) / Expense

The following table illustrates our changes in Income tax expense during the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income tax (benefit) / expense	$(241)	$4,505	$(4,746)	(105.3)%	$12,254	$14,540	$(2,286)	(15.7)%

The decreases in Income tax (benefit) / expense of $4.7 million and $2.3 million during the three and six months ended June 30, 2022, respectively, compared to the same periods of the prior year were primarily due to lower pre-tax income versus the comparable period.

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

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2021 Form 10-K and "Item 1A. Risk Factors" of this Form 10-Q.

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

The COVID-19 pandemic primarily impacted our retail sales demand. Retail sales demand decreased in 2020 mostly from commercial and industrial customers but has recovered. While we have continued to experience some COVID-19 impacts into 2022, such impacts have not been material nor do we expect they will be material, particularly if reduced social distancing measures and improvements in energy demand continue. The magnitude and duration of the COVID-19 pandemic is unknown at this time, however, and could have material and adverse effects on our results of operations, financial condition and cash flows in future periods. Also see "Item 1A. Risk Factors" of our 2021 Form 10-K.

We have not had nor do we expect to have a significant impact to our access to capital or our liquidity position as a result of the COVID-19 pandemic. We also have not experienced any material credit-related impacts due to the COVID-19 pandemic, but continue to monitor and manage our credit exposures in a prudent manner.

Trade Restrictions and Supply Chain

On March 29, 2022, the U.S. Department of Commerce (“Commerce”) announced the initiation of an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand and Vietnam are circumventing antidumping and countervailing duty orders on solar cells and panels from China. This investigation resulted in disruptions to the import of solar panels from Southeast Asia. On July 6, 2022, President Biden issued a Proclamation waiving any tariffs that result from this investigation for a 24-month period. Following President Biden’s proclamation, suppliers in Southeast Asia have begun importing panels again to the U.S. Additionally, certain suppliers could be blocked from importing solar cells and panels to the U.S. under the Uyghur Forced Labor Prevention Act (UFLPA). The UFLPA seeks to block the import of products made with forced labor in certain areas of China. We are monitoring the impacts of these matters on AES Indiana's solar projects.

While we have executed agreements for AES Indiana's solar projects, further disruptions may impact our suppliers’ ability or willingness to meet their contractual agreements with respect to these projects on terms that we deem satisfactory. The impact of any adverse Commerce determination, the impact of the UFLPA, future disruptions to the solar panel supply chain and their effect on AES Indiana's solar project development and construction activities is uncertain. AES Indiana will continue to monitor developments and take prudent steps towards managing our renewables projects.

Capital Projects

Our construction projects have experienced some indications of delays and price increases; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see "Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" of this Form 10-Q.

Macroeconomic and Political

Reference Rate Reform

As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties - Macroeconomic and Political - Reference Rate Reform" of IPALCO's 2021 Form 10-K, in July 2017, the UK Financial Conduct Authority announced that it intended to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association has determined that it will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. We hold debt and derivative contracts that use LIBOR as an interest rate benchmark. In order to facilitate an organized transition from LIBOR to alternative benchmark rate(s), we have established a process to measure and mitigate risks associated with the cessation of LIBOR. As part of this initiative, alternative benchmark rates have been, and continue to be, assessed, and implemented for newly executed agreements. Many of our existing agreements include provisions designed to facilitate an orderly transition from LIBOR,and interest rate derivatives address the LIBOR transition through the adoption of the ISDA 2020 IBOR Fallbacks Protocol and subsequent amendments. To the extent that the terms of the credit agreements and derivative instruments do not align following the cessation of LIBOR rates, we will seek to negotiate contract amendments with counterparties or additional derivatives contracts.

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

Inflation

In the markets in which we operate, there have been higher rates of inflation in recent months. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our construction projects. AES Indiana may have the ability to recover operations and maintenance costs through the regulatory process, however, timing impacts on recovery may vary. In addition, the cost of fuel, specifically coal and natural gas, has risen and may remain at current levels or continue to rise further into 2022. Our exposure to fluctuations in the price of fuel is limited because of our FAC. If we are unable to timely or fully recover our fuel and purchased power costs, however, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

On April 6, 2022, the EPA published a proposed Federal Implementation Plan ("FIP") to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule would establish a revised CSAPR NOx Ozone Season Group 3 trading program for 25 states, including Indiana. In addition to other requirements, if finalized, EGUs in these states would begin receiving fewer allowances as soon as 2023, which may result in the need to purchase additional allowances.

At this time we cannot predict what the impact of these rule revisions or potential future legal outcomes, but any such impact could be material to our business, financial condition or results of operation.

CWA – Facility Response Plan

On March 28, 2022, EPA published a proposed rule to establish Facility Response Plan (“FRP”) requirements for non-transportation onshore facilities that store CWA hazardous substances and meet certain criteria and thresholds. It is too early to determine whether this proposed rule may have a material impact on our business, financial condition or results of operation.

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

On August 28, 2020, the EPA published the CCR Part A Rule that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to EPA by November 30, 2020. On January 11, 2022, EPA released prepublication versions of proposed determinations regarding nine CCR Part A Rule demonstrations. On the same day, EPA issued four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. On July 12, 2022, EPA released prepublication determinations regarding two CCR Part A Rule demonstrations. While AES Indiana did not receive a proposed determination nor a letter, the determinations and letters include interpretations regarding implementation of the CCR Rule. It is too early to determine the impact of these letters or any determinations that may be made.

Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units

On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the ACE Rule. On July 8, 2019, the EPA published the final ACE Rule along with associated revisions to implementing regulations. The final ACE Rule established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015 CPP, which among other things, had called on states to mandate that power companies shift electricity generation to lower or zero carbon fuel sources. In accordance with the ACE rule, the EPA determined that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule required the State of Indiana to develop a State Plan to establish CO2 emission limits for designated facilities, including AES Indiana Petersburg's coal-fired electric generating units. States had three years to develop their plans under the rule. However, on January 19, 2021, the D.C. Circuit vacated and remanded to EPA the ACE Rule, but withheld issuance of the mandate that would effectuate its decision. On February 22, 2021, the D.C. Circuit granted EPA’s unopposed motion for a partial stay of the issuance of the mandate on vacating the repeal of the CPP. On March 5, 2021, the D.C. Circuit issued the partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP did not take effect while EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision by the D.C. Circuit to vacate the ACE Rule. On June 30, 2022, Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion. The opinion held that the “generation shifting” approach in the CPP exceeded the authority granted to EPA by Congress under Section 111(d) of the CAA. The impact of the results of further proceedings and potential future greenhouse gas emissions regulations remains uncertain, but it could be material.

Due to the uncertainty of these regulations, and existing and potential associated litigation, it is too early to determine the potential impact, but any rule could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of June 30, 2022, we had unrestricted cash and cash equivalents of $16.8 million and available borrowing capacity of $180 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 26, 2024. In November 2021, AES Indiana received an order from the IURC granting authority through December 31, 2024 to, among other things, issue up to $740 million in aggregate principal amount of long-term debt, all of which authority remains available under the order as of June 30, 2022. This order also grants authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $300 million remains available under the order as of June 30, 2022. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of June 30, 2022. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Net cash provided by operating activities	$130,469	$179,099	$(48,630)
Net cash used in investing activities	(258,727)	(145,491)	(113,236)
Net cash provided by (used in) financing activities	138,172	(39,596)	177,768
Net change in cash and cash equivalents	9,914	(5,988)	15,902
Cash, cash equivalents and restricted cash at beginning of period	6,917	26,622	(19,705)
Cash, cash equivalents and restricted cash at end of period	$16,831	$20,634	$(3,803)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Net income	$46,239	$55,994	$(9,755)
Depreciation and amortization	132,286	126,083	6,203
Deferred income taxes and investment tax credit adjustments - net	(6,799)	5,866	(12,665)
Other adjustments to net income	(1,383)	(728)	(655)
Net income, adjusted for non-cash items	170,343	187,215	(16,872)
Net change in operating assets and liabilities(1)	(39,874)	(8,116)	(31,758)
Net cash provided by operating activities	$130,469	$179,099	$(48,630)

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was driven by changes in the following (in thousands):

Decrease from inventory due to increases in purchases in coal inventory and higher coal prices in the current year	$(30,992)
Decrease from short-term and long-term regulatory assets and liabilities primarily due to larger FAC deferrals	(22,492)
Decrease from accounts receivable primarily due to timing of collections	(12,903)
Increase from accounts payable due to timing of invoices and payments	26,312
Other	8,317
Net change in operating assets and liabilities	$(31,758)

Investing Activities

Net cash used in investing activities increased $113.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures due to higher growth related capital expenditures primarily from TDSIC Plan and renewable project investments and higher maintenance related capital expenditures	$(96,535)
Higher cash outflows on cost of removal and regulatory recoverable ARO payments due to timing of such payments	(16,349)
Other	(352)
Net change in investing activities	$(113,236)

Financing Activities

Net cash provided by financing activities increased $177.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which was primarily driven by (in thousands):

Increase due to proceeds from issuance of Term Loan in 2022	$200,000
Decrease from net borrowings under revolving credit facilities due to lower net draws on AES Indiana's line of credit in 2022	(15,000)
Other	(7,232)
Net change in financing activities	$177,768

Liquidity

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

Indebtedness

For further discussion of our significant debt transactions, please see Note 7, "Debt" to IPALCO’s 2021 Form 10-K and Note 5, "Debt" to the Financial Statements of this Form 10-Q.

Line of Credit

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at June 30, 2022
AES Indiana	Revolving	June 2024	$250.0	$180.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2022 through 2024 (including amounts already expended in the first six months of 2022) is currently estimated to cost approximately $1.8 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2022	2023	2024	from 2022 through 2024
Transmission and distribution related additions, improvements and extensions	$157	$112	$117	$386	(1)
TDSIC Plan investments	176	188	165	529	(2)
Power generation related projects	493	249	94	836	(3)
Other miscellaneous equipment	45	27	20	92
Total estimated costs of capital expenditure program	$871	$576	$396	$1,843

(1) Additions, improvements and extensions to AES Indiana's transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

(2) Includes spending under AES Indiana's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through June 30, 2022 were $397.0 million.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first six months of 2022 and 2021, IPALCO paid $69.9 million and $62.6 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements of IPALCO are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, "Overview and Summary of Significant Accounting Policies" of our 2021 Form 10-K. The Company’s critical accounting estimates are described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2021 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended June 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2022, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also, from time to time, involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements cannot be reasonably determined, but could be material.

Please see Note 2, "Regulatory Matters" and Note 8, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2021 and Form 10-Q for the quarter ended March 31, 2022 and the Notes to IPALCO's Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

ITEM 1A. RISK FACTORS

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2021. Except as described below, there has been no material change in our risk factors as previously disclosed in our 2021 Form 10-K. If any of the events described in our risk factors occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As part of the filing of this Quarterly Report on Form 10-Q, we are further revising, clarifying and supplementing a risk factor from our 2021 Form 10-K. The risk factor below amends and supersedes the risk factor that we filed in connection with our 2021 Form 10-K and should be considered together with the other risk factors described in the 2021 Form 10-K.

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

10.1
$200,000,000 Term Loan Agreement by and among Indianapolis Power & Light Company, d/b/a AES Indiana the Lenders Party Hereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Bookrunner and Joint Lead Arranger and U.S. Bank National Association, as Syndication Agent and Joint Lead Arranger Dated as of June 23, 2022

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

IPALCO ENTERPRISES, INC.

Date:	August 4, 2022	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2022	/s/ Jon S. Byers
Jon S. Byers
Controller
(Principal Accounting Officer)