Form 10-Q
period 2022-09-30
IPALCO ENTERPRISES, INC.
filed 2022-11-04
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-8644
IPALCO ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1575582
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

One Monument Circle
Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code:	(317)-261-8261

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting company	Emerging growth company
☐	☐	☒	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 3, 2022, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2022

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-Q:

2021 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended
2024 IPALCO Notes	$405 million of 3.70% IPALCO Enterprises, Inc. Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
ACE	Affordable Clean Energy
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BIL	Bipartisan Infrastructure Law, also known as the Infrastructure Investment and Jobs Act
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund G.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CPP	Clean Power Plan
Credit Agreement	$250 million AES Indiana Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of June 19, 2019
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DOJ	U.S. Department of Justice
DSM	Demand Side Management
EDG	Excess Distributed Generation
EGUs	Electrical Generating Units
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FIP	Federal Implementation Plan
FRP	Facility Response Plan
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HLBV	Hypothetical Liquidation Book Value
IBOR	Interbank Offered Rate
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRP	Integrated Resource Plan
IURC	Indiana Utility Regulatory Commission

kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSR	New Source Review
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PSD	Prevention of Significant Deterioration
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
Term Loan Agreement	$200 million AES Indiana Term Loan Agreement, dated as of June 23, 2022
URT	Utility Receipts Tax
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association

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
•local economic conditions;
•costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation, cyber-attacks and information security breaches;
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2021 Annual Report on Form 10-K and "Item 1A. Risk Factors" to Part II of this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2021 Annual Report on Form 10-K and in IPALCO's Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2022 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in "Part II - Item 1A. Risk Factors", Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In Thousands)
REVENUES	$494,194	$380,837	$1,307,919	$1,073,625

OPERATING COSTS AND EXPENSES:
Fuel	188,437	68,857	392,497	206,428
Power purchased	57,386	40,443	151,891	106,774
Operation and maintenance	116,969	117,045	367,525	337,375
Depreciation and amortization	66,810	64,797	199,096	190,880
Taxes other than income taxes	5,348	11,138	27,664	32,834
Other, net	—	—	(3,201)	—
Total operating costs and expenses	434,950	302,280	1,135,472	874,291

OPERATING INCOME	59,244	78,557	172,447	199,334

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,408	1,428	4,782	4,133
Interest expense	(32,630)	(31,544)	(96,552)	(93,810)
Other income, net	2,836	4,572	8,674	13,890
Total other expense, net	(28,386)	(25,544)	(83,096)	(75,787)

INCOME FROM OPERATIONS BEFORE INCOME TAX	30,858	53,013	89,351	123,547

Income tax expense	6,020	10,966	18,274	25,506
NET INCOME	24,838	42,047	71,077	98,041

Less: Dividends on preferred stock	803	803	2,410	2,410
NET INCOME APPLICABLE TO COMMON STOCK	$24,035	$41,244	$68,667	$95,631

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In Thousands)
Net income applicable to common stock	$24,035	$41,244	$68,667	$95,631

Derivative activity:
Change in derivative fair value, net of income tax effect of $(4,349), $(297), $(15,767) and $(4,591), for each respective period	13,136	898	47,627	13,805
Reclassification to earnings, net of income tax effect of $(449), $(449), $(1,348) and $(733), for each respective period	1,358	1,358	4,073	2,278
Net change in fair value of derivatives	14,494	2,256	51,700	16,083

Other comprehensive income	14,494	2,256	51,700	16,083

Comprehensive income	$38,529	$43,500	$120,367	$111,714

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2022	2021
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,062	$6,912
Restricted cash	5	5
Accounts receivable, net of allowance for credit losses of $845 and $647, respectively	207,028	179,136
Inventories	119,722	101,899
Regulatory assets, current	149,189	63,813
Taxes receivable	17,155	15,566
Prepayments and other current assets	37,413	40,168
Total current assets	540,574	407,499
NON-CURRENT ASSETS:
Property, plant and equipment	6,832,112	6,643,929
Less: Accumulated depreciation	3,018,661	2,895,881
	3,813,451	3,748,048
Construction work in progress	338,387	210,297
Total net property, plant and equipment	4,151,838	3,958,345
OTHER NON-CURRENT ASSETS:
Intangible assets - net	117,943	106,316
Regulatory assets, non-current	575,332	656,977
Pension plan assets	55,573	49,182
Derivative assets, non-current	14,012	—
Other non-current assets	69,960	61,448
Total other non-current assets	832,820	873,923
TOTAL ASSETS	$5,525,232	$5,239,767
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 5 and 11)	$334,844	$60,294
Accounts payable	170,016	179,834
Accrued taxes	28,778	25,898
Accrued interest	43,222	30,634
Customer deposits	34,976	28,916
Regulatory liabilities, current	20,929	4,241
Accrued and other current liabilities	17,235	18,696
Total current liabilities	650,000	348,513
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 5 and 11)	2,670,753	2,671,656
Deferred income tax liabilities	305,660	290,727
Regulatory liabilities, non-current	810,990	826,709
Accrued other postretirement benefits	4,277	4,290
Asset retirement obligations	199,848	189,509
Derivative liabilities, non-current	—	49,382
Other non-current liabilities	10,857	4,597
Total non-current liabilities	4,002,385	4,036,870
Total liabilities	4,652,385	4,385,383
COMMITMENTS AND CONTINGENCIES (see Note 8)
SHAREHOLDERS' EQUITY:
Paid in capital	815,328	848,565
Accumulated other comprehensive income / (loss)	22,293	(29,407)
Accumulated deficit	(24,558)	(24,558)
Total common shareholders' equity	813,063	794,600
Preferred stock of subsidiary	59,784	59,784
Total shareholders' equity	872,847	854,384
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,525,232	$5,239,767

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2022	2021
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,077	$98,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,096	190,880
Amortization of deferred financing costs and debt discounts	2,898	2,950
Deferred income taxes and investment tax credit adjustments - net	(11,137)	6,677
Allowance for equity funds used during construction	(4,782)	(4,133)
Change in certain assets and liabilities:
Accounts receivable	(27,892)	(12,443)
Inventories	(35,826)	15,686
Accounts payable	25,619	25,221
Accrued and other current liabilities	4,631	(4,890)
Accrued taxes payable/receivable	1,291	405
Accrued interest	12,588	10,869
Pension and other postretirement benefit assets and liabilities	(6,404)	(12,426)
Short-term and long-term regulatory assets and liabilities	8,299	(43,090)
Prepayments and other current assets	2,755	(9,519)
Other long term liabilities	(11,934)	1,552
Other - net	(3,743)	(8,939)
Net cash provided by operating activities	226,536	256,841
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(368,636)	(197,383)
Project development costs	(1,435)	(977)
Cost of removal payments	(23,075)	(22,719)
Other	(552)	(9,227)
Net cash used in investing activities	(393,698)	(230,306)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	300,000	145,000
Repayments under revolving credit facilities	(225,000)	(85,000)
Short-term borrowings	200,000	—
Long-term borrowings, net of discount	—	95,000
Retirement of long-term debt, including early payment premium	—	(95,000)
Distributions to shareholders	(101,986)	(96,102)
Preferred dividends of subsidiary	(2,410)	(2,410)
Deferred financing costs paid	(258)	(1,384)
Other	(34)	(130)
Net cash provided by (used in) financing activities	170,312	(40,026)
Net change in cash, cash equivalents and restricted cash	3,150	(13,491)
Cash, cash equivalents and restricted cash at beginning of period	6,917	26,622
Cash, cash equivalents and restricted cash at end of period	$10,067	$13,131

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$75,783	$77,084
Income taxes	31,000	21,400
Non-cash investing activities:
Accruals for capital expenditures	$53,540	$67,921

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Common Shareholders' Equity
and Cumulative Preferred Stock of Subsidiary
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)
	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
	(In Thousands)
2022
Beginning Balance	$848,565	$(29,407)	$(24,558)	$794,600	$59,784
Net comprehensive income	—	16,923	46,388	63,311	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(35,805)	(35,805)	—
Other	26	—	—	26	—
Balance at March 31, 2022	$848,591	$(12,484)	$(13,975)	$822,132	$59,784
Net comprehensive income/(loss)	—	20,283	(1,756)	18,527	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders(1)	(25,297)	—	(8,827)	(34,124)	—
Other	27	—	—	27	—
Balance at June 30, 2022	$823,321	$7,799	$(24,558)	$806,562	$59,784
Net comprehensive income	—	14,494	24,035	38,529	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders(1)	(8,022)	—	(24,035)	(32,057)	—
Other	29	—	—	29	—
Balance at September 30, 2022	$815,328	$22,293	$(24,558)	$813,063	$59,784

2021
Beginning Balance	$588,966	$(43,420)	$(24,558)	$520,988	$59,784
Net comprehensive income	—	29,594	37,981	67,575	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(30,073)	(30,073)	—
Other	41	—	—	41	—
Balance at March 31, 2021	$589,007	$(13,826)	$(16,650)	$558,531	$59,784
Net comprehensive (loss)/income	—	(15,767)	16,406	639	804
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders(1)	(8,192)	—	(24,314)	(32,506)	—
Other	16	—	—	16	—
Balance at June 30, 2021	$580,831	$(29,593)	$(24,558)	$526,680	$59,784
Net comprehensive income	—	2,256	41,244	43,500	803
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(33,523)	(33,523)	—
Other	24	—	—	24	—
Balance at September 30, 2021	$580,855	$(27,337)	$(16,837)	$536,681	$59,784

 (1) IPALCO made return of capital payments of $33.3 million and $8.2 million during the nine months ended September 30, 2022 and 2021, respectively, for the portion of current year distributions to shareholders in excess of current year net income.

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 517,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana owns and operates four generating stations, all within the state of Indiana. AES Indiana’s largest generating station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023, which would result in 630 MW of total retired economic capacity at this station. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of September 30, 2022, AES Indiana’s net electric generation capacity for winter is 3,475 MW and net summer capacity is 3,330 MW. On December 17, 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills Solar Project") expected to be completed in 2023. In July 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, executed an agreement to acquire a 250 MW solar and 180 MWh energy storage facility (the "Petersburg Solar Project"). As amended in October 2022 and subject to IURC approval, the Petersburg Solar Project is now expected to be completed in 2025.

Consolidation

The accompanying Financial Statements include the accounts of IPALCO Enterprises, Inc., AES Indiana and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated in consolidation.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of expected results for the year ending December 31, 2022. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto, which are included in the 2021 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2022	2021
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$10,062	$6,912
Restricted cash	5	5
Total cash, cash equivalents and restricted cash	$10,067	$6,917

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
	(In Thousands)
Accounts receivable, net
Customer receivables	$136,928	$100,952
Unbilled revenue	59,843	64,758
Amounts due from affiliates	86	169
Other	11,016	13,904
Allowance for credit losses	(845)	(647)
Total accounts receivable, net	$207,028	$179,136

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2022 and 2021, respectively:

$ in Thousands	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2022	$647	$4,046	$(5,049)	$1,201	$845
2021	$3,155	$1,333	$(4,903)	$1,515	$1,100

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivable balance as of September 30, 2022. Amounts are written off when reasonable collections efforts have been exhausted. During the nine months ended September 30, 2021, the current period provision and allowance for credit losses decreased due to lower past due customer receivable balances.

Inventories

The following table summarizes our inventories balances at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
	(In Thousands)
Inventories
Fuel	$53,656	$41,626
Materials and supplies, net	66,066	60,273
Total inventories	$119,722	$101,899

ARO

AES Indiana’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability for the nine months ended September 30, 2022 and 2021, respectively:

	For the Nine Months Ended September 30,
	2022	2021
	(In Thousands)
Balance as of January 1	$189,509	$195,236
Liabilities incurred	1,362	—
Liabilities settled	(20,421)	(9,228)
Revisions to cash flow and timing estimates	23,229	—
Accretion expense	6,169	5,988
Balance as of September 30	$199,848	$191,996

AES Indiana recorded adjustments to its ARO liabilities of $23.2 million for the nine months ended September 30, 2022, primarily to reflect revisions to cash flow and timing estimates due to increases to estimated ash pond closure costs and accelerated landfill closure dates. As of September 30, 2022 and December 31, 2021, AES Indiana did not have any assets that are legally restricted for settling its ARO liability. For further information on AES Indiana’s ARO, see Note 3, "Property, Plant and Equipment - ARO" to IPALCO’s 2021 Form 10-K.

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of AOCI / (AOCL) by component during the three and nine months ended September 30, 2022 and 2021 are as follows (in Thousands):

Details about AOCI / (AOCL) components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Net losses on cash flow hedges (Note 4):	Interest expense	$1,807	$1,807	$5,421	$3,011
	Income tax effect	(449)	(449)	(1,348)	(733)
Total reclassifications for the period, net of income taxes		$1,358	$1,358	$4,073	$2,278

See Note 4, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information on the changes in the components of AOCI / (AOCL).

Operating Expenses – Other, Net

Operating expenses – Other, net generally includes gains or losses on asset sales, dispositions or acquisitions, gains or losses on the sale or acquisition of businesses, and other expense or income from miscellaneous operating transactions. For the nine months ended September 30, 2022, the $3.2 million is primarily due to a gain on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition.

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

2. REGULATORY MATTERS

2022 IRP

Electric utilities in Indiana are required to submit Integrated Resource Plans (IRPs) every three years. The IRPs are subject to a rigorous stakeholder process. IRPs describe how the utility plans to deliver safe, reliable, and efficient electricity at just and reasonable rates. AES Indiana held public advisory meetings for the 2022 IRP in January, April, June, September and October of 2022. Changes to our generation portfolio are evaluated and decided through the IRP. The 2022 IRP is expected to be filed in the fourth quarter of 2022.

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

Deferred Fuel

The Eagle Valley CCGT was on unplanned outage from late April 2021 until mid-March 2022, impacting several FAC periods. The FAC 133 IURC Order issued on November 24, 2021 approved the FAC 133 fuel cost factor on an interim basis subject to refund pending the outcome of a sub-docket created to examine the Eagle Valley CCGT extended outage. A procedural schedule for the sub-docket was established by the IURC. AES Indiana filed testimony in the FAC sub-docket in May 2022.

AES Indiana's subsequent FAC filings have included a reduced FAC factor requested by AES Indiana in order to mitigate the rate impact on customers, primarily caused by rising commodity pricing and the Eagle Valley extended outage, that deferred the collection of certain variances estimated to be due to the Eagle Valley unplanned outage until a future FAC filing or the resolution in the FAC sub-docket for the Eagle Valley outage. Such FAC deferrals are recorded in long-term regulatory assets until the timing of collection is known.

On October 25, 2022, AES Indiana and various intervening parties reached a unanimous settlement regarding the Eagle Valley CCGT unplanned outage. This settlement resolves all issues related to the FAC sub-docket and all outage related costs including energy purchases, Off-System Sales margins, Capacity trackers and base rate proceedings. As part of this comprehensive settlement, AES Indiana agreed not to recover $21.0 million of previously deferred costs and to credit an additional $6.8 million to customers in future rates. As such, AES Indiana recorded a $27.8 million charge to "Power purchased" in the Condensed Consolidated Statements of Operations for the period ended September 30, 2022. The settlement is subject to IURC approval; a hearing is expected to be held in November 2022.

House Bill 1002

In the first quarter of 2022, the 2022 Indiana General Assembly passed House Enrolled Act 1002, which includes language regarding the repeal of the Utility Receipts Tax ("URT"). AES Indiana filed a rate adjustment with the IURC on April 29, 2022, which was approved by the IURC on June 28, 2022. AES Indiana began charging the new rates excluding URT in July 2022.

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

Forward Power Contracts

AES Indiana entered into forward purchase power contracts during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, respectively, all outstanding forward power contracts had settled and there was no notional amount outstanding. All changes in the market value of the forward power contracts are recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 4, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

Financial Liabilities

Interest Rate Hedges

IPALCO's interest rate hedges have a combined notional amount of $400.0 million. All changes in the market value of the interest rate hedges are recorded in AOCI / (AOCL). See also Note 4, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Recurring Fair Value Measurements

The fair value of assets and liabilities at September 30, 2022 and December 31, 2021 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows (In Thousands):

	Fair Value as of September 30, 2022				Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial assets:
VEBA investments:
Money market funds	$6	$—	$—	$6	$11	$—	$—	$11
Mutual funds	—	3,156	—	3,156	—	3,594	—	3,594
Total VEBA investments	6	3,156	—	3,162	11	3,594	—	3,605
FTRs	—	—	11,735	11,735	—	—	1,235	1,235
Interest rate hedges	—	14,012	—	14,012	—	—	—	—
Total financial assets measured at fair value	$6	$17,168	$11,735	$28,909	$11	$3,594	$1,235	$4,840
Financial liabilities:
Interest rate hedges	$—	$—	$—	$—	$—	$49,382	$—	$49,382
Total financial liabilities measured at fair value	$—	$—	$—	$—	$—	$49,382	$—	$49,382

The following table presents a reconciliation of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2022 and 2021 (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning Balance	$14,527	$5,309	$1,235	$543
Issuances	—	—	15,338	2,971
Settlements	(2,792)	(3,153)	(4,838)	(1,358)
Ending Balance	$11,735	$2,156	$11,735	$2,156

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	September 30, 2022		December 31, 2021
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,683,800	$2,420,338	$2,683,800	$3,169,118
Variable-rate	335,000	335,000	60,000	60,000
Total indebtedness	$3,018,800	$2,755,338	$2,743,800	$3,229,118

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $23.6 million and $25.2 million at September 30, 2022 and December 31, 2021, respectively; and

•unamortized discounts of $6.2 million and $6.4 million at September 30, 2022 and December 31, 2021, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, "Overview and Summary of Significant Accounting Policies - Financial Derivatives" and Note 5, "Derivative Instruments and Hedging Activities" to IPALCO’s 2021 Form 10-K.

At September 30, 2022, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	8,530	—	8,530
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

The following tables provide information on gains or losses recognized in AOCI / (AOCL) for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended September 30,			Interest Rate Hedges for the Nine Months Ended September 30,
$ in thousands (net of tax)	2022	2021		2022	2021
Beginning accumulated derivative gain (loss) in AOCI /(AOCL)	$7,799	$(29,593)	$(29,593)	$(29,407)	$(43,420)

Net gains associated with current period hedging transactions	13,136	898	898	47,627	13,805
Net losses reclassified to interest expense, net of tax	1,358	1,358	1,358	4,073	2,278
Ending accumulated derivative gain / (loss) in AOCI / (AOCL)	$22,293	$(27,337)	$(27,337)	$22,293	$(27,337)

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	24

Derivatives Not Designated as Hedge

AES Indiana's FTRs and forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. The forward power contracts are recorded at fair value using the market approach with changes in the fair value charged or credited to the Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as "MTM accounting". Realized gains and losses on the forward power contracts are included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets. There were realized gains of $0.0 million and $1.3 million related to forward power contracts for the three and nine months ended September 30, 2022. There were unrealized gains of $0.3 million relating to open derivative positions at September 30, 2021 for the three and nine months ended September 30, 2021, and realized gains of $4.9 million and $5.6 million for the three and nine months ended September 30, 2021, respectively, related to the forward power contracts that were deferred and included with deferred fuel costs in "Regulatory assets, current" on the accompanying Condensed Consolidated Balance Sheets.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or mark to market accounting and are recognized in the consolidated statements of operations on an accrual basis.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of September 30, 2022 and December 31, 2021, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	September 30, 2022	December 31, 2021
FTRs	Not a Cash Flow Hedge	Prepayments and other current assets	$11,735	$1,235
Interest rate hedges	Cash Flow Hedge	Derivative assets, non-current	$14,012	$—
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, non-current	$—	$49,382

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		September 30,	December 31,
Series	Due	2022	2021
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(5,736)	(5,855)
Deferred financing costs		(16,979)	(17,913)
Total AES Indiana first mortgage bonds		1,781,085	1,780,032
Total Long-term Debt – AES Indiana		1,781,085	1,780,032
Long-term Debt – IPALCO Enterprises, Inc.:
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
Unamortized discount – net		(450)	(527)
Deferred financing costs		(6,242)	(7,319)
Total Long-term Debt – IPALCO Enterprises, Inc.		873,308	872,154
Total Consolidated IPALCO Long-term Debt		2,654,393	2,652,186
Less: Current Portion of Long-term Debt		—	—
Net Consolidated IPALCO Long-term Debt		$2,654,393	$2,652,186

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

Line of Credit

As of September 30, 2022 and December 31, 2021, AES Indiana had $135.0 million and $60.0 million in outstanding borrowings on the committed Credit Agreement, respectively, included in "Short-term debt and current portion of long-term debt" on the accompanying Condensed Consolidated Balance Sheets.

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

6. INCOME TAXES

IPALCO's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 19.5% and 20.5% for the three and nine months ended September 30, 2022, respectively, as compared to 20.7% and 20.6% for the three and nine months ended September 30, 2021, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 24.9% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Indiana, which was partially offset by the net tax expense related to the amortization of allowance for equity funds used during construction.

IPALCO’s income tax expense for the nine months ended September 30, 2022, was calculated using the estimated annual effective income tax rate for 2022 of 20.5% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The following table presents the net periodic benefit (credit) / cost of the Pension Plans combined:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In Thousands)		(In Thousands)
Components of net periodic benefit (credit) / cost:
Service cost	$2,238	$2,335	$6,714	$7,004
Interest cost	4,530	3,915	13,570	11,745
Expected return on plan assets	(8,914)	(10,454)	(26,747)	(31,362)
Amortization of prior service cost	647	736	1,942	2,208
Amortization of actuarial loss	603	1,383	1,815	4,147
Net periodic benefit (credit) / cost	$(896)	$(2,085)	$(2,706)	$(6,258)

The components of net periodic benefit (credit) / cost other than service cost are included in "Other income, net" in the Condensed Consolidated Statements of Operations.

In addition, AES Indiana provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $4.0 million and $3.9 million at September 30, 2022 and December 31, 2021, respectively, were not material to the Financial Statements in the periods covered by this report.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2022 and December 31, 2021, total legal loss contingencies accrued were $0.3 million and $0.2 million, respectively, which primarily related to personal injury litigation. The legal loss contingencies and settlement related accruals are included in "Other Non-Current Liabilities" on the accompanying Condensed Consolidated Balance Sheets. We maintain an amount of insurance protection for such litigation that we believe is adequate. As of September 30, 2022 and December 31, 2021, we have $0.0 million and $12.5 million, respectively, of receivables for such insurance recoveries determined to be probable recorded in "Prepayments and other current assets" on the accompanying Condensed Consolidated Balance Sheets. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

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

9. BUSINESS SEGMENTS

IPALCO manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of IPALCO and is the most relevant measure considered in IPALCO's internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Indiana, a vertically integrated electric utility. with all other nonutility business activities aggregated separately. See Note 1, "Overview and Summary of Significant Accounting Policies" for further information on AES Indiana. The “All Other” nonutility category primarily includes the 2024 IPALCO Notes and 2030 IPALCO Notes and related interest expense, balances associated with IPALCO's interest rate hedges, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$494,194	$—	$494,194	$380,837	$—	$380,837
Depreciation and amortization	$66,810	$—	$66,810	$64,797	$—	$64,797
Interest expense	$21,697	$10,933	$32,630	$20,609	$10,935	$31,544
Income/(loss) from operations before income tax	$42,032	$(11,174)	$30,858	$63,918	$(10,905)	$53,013

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$1,307,919	$—	$1,307,919	$1,073,625	$—	$1,073,625
Depreciation and amortization	$199,096	$—	$199,096	$190,880	$—	$190,880
Interest expense	$63,703	$32,849	$96,552	$63,385	$30,425	$93,810
Income/(loss) from operations before income tax	$122,780	$(33,429)	$89,351	$153,800	$(30,253)	$123,547

	As of September 30, 2022			As of December 31, 2021
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$5,495,875	$29,357	$5,525,232	$5,222,987	$16,780	$5,239,767

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

AES Indiana’s revenue from contracts with customers was $486.3 million and $371.6 million for the three months ended September 30, 2022 and 2021, respectively, and $1,285.5 million and $1,043.8 million for the nine months ended September 30, 2022 and 2021, respectively. The following tables present our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended September 30,
	2022	2021
Retail Revenues
Retail revenue from contracts with customers:
Residential	$172,623	$158,806
Small commercial and industrial	62,764	56,220
Large commercial and industrial	169,777	143,871
Public lighting	2,478	2,270
Other (1)	4,645	4,206
Total retail revenue from contracts with customers	412,287	365,373
Alternative revenue programs	7,457	8,806
Wholesale Revenues
Wholesale revenues from contracts with customers:	67,374	2,733
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	6,609	3,494
Other miscellaneous revenues (2)	467	431
Total Revenues	$494,194	$380,837

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606.

	For the Nine Months Ended September 30,
	2022	2021
Retail Revenues
Retail revenue from contracts with customers:
Residential	$511,515	$448,563
Small commercial and industrial	183,356	158,945
Large commercial and industrial	457,723	384,320
Public lighting	7,230	6,726
Other (1)	13,430	12,572
Total retail revenue from contracts with customers	1,173,254	1,011,126
Alternative revenue programs	20,381	28,111
Wholesale Revenues
Wholesale revenues from contracts with customers:	100,691	23,760
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	11,557	8,867
Other miscellaneous revenues (2)	2,036	1,761
Total Revenues	$1,307,919	$1,073,625

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606.

The balances of receivables from contracts with customers were $194.9 million and $163.0 million as of September 30, 2022 and December 31, 2021, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, unless a customer qualifies for payment extension.

Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. There were no contract liabilities from contracts with customers as of September 30, 2022 and December 31, 2021, respectively. During the three months ended September 30, 2022 and 2021, we recognized revenue of $0.0 million and $0.0 million related to contract liability balances, respectively. During the nine months ended September 30, 2022 and 2021, we recognized revenue of $0.0 million and $0.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

11. LEASES

Lessee

The following table summarizes the components of lease expense recognized in "Operating Costs and Expenses" on the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Components of Lease Cost	2022	2021	2022	2021
Finance lease cost:
Amortization of right- of-use assets	$130	$—	$412	$—
Interest on lease liabilities	188	—	591	—
Total lease cost	$318	$—	$1,003	$—

Operating cash outflows from finance leases were $0.0 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

Lessor

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total lease revenue	$274	$335	$880	$1,099

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	September 30, 2022	December 31, 2021
Gross assets	$4,333	$4,403
Less: Accumulated depreciation	(1,032)	(979)
Net assets	$3,301	$3,424

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of September 30, 2022.

The following table shows the future lease receipts as of September 30, 2022 for the remainder of 2022 through 2026 and thereafter (in thousands):

Operating Leases
2022	$136
2023	544
2024	544
2025	553
2026	554
Thereafter	1,559
Total	$3,890

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

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three and nine months ended September 30, 2022 reflect lower income from operations before income tax of $22.2 million, or 41.8% and $34.2 million, or 27.7%, respectively, primarily due to factors including, but not limited to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2022 vs. 2021	2022 vs. 2021
Decrease due to a charge to power purchased costs resulting from settlement of the FAC sub-docket on the Eagle Valley CCGT extended outage	$(27.8)	$(27.8)
Increase/(decrease) due to maintenance expenses primarily due to timing of outage and plant maintenance costs	4.7	(11.3)
Decrease in DSM shared savings and lost revenues	(0.9)	(6.9)
Decrease in Other Income/(expense), net mostly due to lower defined benefit plan income	(1.7)	(5.2)
(Decrease)/increase in retail margin due to change in volumes of retail kWh sold primarily driven by weather-normalized demand	(4.2)	10.2
Increase due to impact of NOx allowance pricing on retail margin	8.6	8.7
Other	(0.9)	(1.9)
Net change in income from continuing operations before income tax	$(22.2)	$(34.2)

See "Results of Operations" below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
$ in Thousands	2022	2021	$ change	% change	2022	2021	$ change	% change

REVENUES	$494,194	$380,837	$113,357	29.8%	$1,307,919	$1,073,625	$234,294	21.8%

OPERATING COSTS AND EXPENSES:
Fuel	188,437	68,857	119,580	173.7%	392,497	206,428	186,069	90.1%
Power purchased	57,386	40,443	16,943	41.9%	151,891	106,774	45,117	42.3%
Operation and maintenance	116,969	117,045	(76)	(0.1)%	367,525	337,375	30,150	8.9%
Depreciation and amortization	66,810	64,797	2,013	3.1%	199,096	190,880	8,216	4.3%
Taxes other than income taxes	5,348	11,138	(5,790)	(52.0)%	27,664	32,834	(5,170)	(15.7)%
Other, net	—	—	—	—%	(3,201)	—	(3,201)	—%
Total operating costs and expenses	434,950	302,280	132,670	43.9%	1,135,472	874,291	261,181	29.9%

OPERATING INCOME	59,244	78,557	(19,313)	(24.6)%	172,447	199,334	(26,887)	(13.5)%

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,408	1,428	(20)	(1.4)%	4,782	4,133	649	15.7%
Interest expense	(32,630)	(31,544)	(1,086)	3.4%	(96,552)	(93,810)	(2,742)	2.9%
Other income, net	2,836	4,572	(1,736)	(38.0)%	8,674	13,890	(5,216)	(37.6)%
Total other expense, net	(28,386)	(25,544)	(2,842)	11.1%	(83,096)	(75,787)	(7,309)	9.6%

INCOME FROM OPERATIONS BEFORE INCOME TAX	30,858	53,013	(22,155)	(41.8)%	89,351	123,547	(34,196)	(27.7)%

Income tax expense	6,020	10,966	(4,946)	(45.1)%	18,274	25,506	(7,232)	(28.4)%
NET INCOME	24,838	42,047	(17,209)	(40.9)%	71,077	98,041	(26,964)	(27.5)%

Less: Dividends on preferred stock	803	803	—	—%	2,410	2,410	—	—%
NET INCOME APPLICABLE TO COMMON STOCK	$24,035	$41,244	$(17,209)	(41.7)%	$68,667	$95,631	$(26,964)	(28.2)%

Revenues

Revenues during the three and nine months ended September 30, 2022 increased $113.4 million and $234.3 million, respectively, compared to the same periods in 2021, which resulted from the following changes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues:
Retail revenues	$419,744	$374,178	$45,566	12.2%	$1,193,635	$1,039,237	$154,398	14.9%
Wholesale revenues	67,374	2,733	64,641	2,365.2%	100,691	23,760	76,931	323.8%
Miscellaneous revenues	7,076	3,926	3,150	80.2%	13,593	10,628	2,965	27.9%
Total revenues	$494,194	$380,837	$113,357	29.8%	$1,307,919	$1,073,625	$234,294	21.8%

Heating degree days:
Actual	70	30	40	133.3%	3,353	3,309	44	1.3%
30-year average	55	56			3,313	3,309

Cooling degree days:
Actual	879	882	(3)	(0.3)%	1,292	1,249	43	3.4%
30-year average	798	788			1,147	1,129

The following table presents additional data on kWh sold:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	kWh Change	% Change	2022	2021	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,335	1,378	(43)	(3.1)%	4,042	3,987	55	1.4%
Small commercial and industrial	470	475	(5)	(1.1)%	1,387	1,358	29	2.1%
Large commercial and industrial	1,692	1,691	1	0.1%	4,650	4,565	85	1.9%
Public lighting	4	3	1	33.3%	13	14	(1)	(7.1)%
Sales – retail customers	3,501	3,547	(46)	(1.3)%	10,092	9,924	168	1.7%
Wholesale	709	63	646	1025.4%	1,241	882	359	40.7%
Total kWh sold	4,210	3,610	600	16.6%	11,333	10,806	527	4.9%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended September 30, 2022 as compared to the same period in the prior year:
The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the nine months ended September 30, 2022 as compared to the same period in the prior year:

During the three months ended September 30, 2022, revenue increased $113.4 million to $494.2 million compared to $380.8 million in the same period of the prior year, and during the nine months ended September 30, 2022, revenue increased $234.3 million to $1,307.9 million compared to $1,073.6 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

$ in millions	Three Months Ended September 30, 2022 vs. 2021	Nine Months Ended September 30, 2022 vs. 2021
Retail revenues:

Volume:
Net (decrease)/increase in the volume of kWh sold primarily due to (lower)/higher weather-normalized demand, as well as (unfavorable)/favorable weather in our service territory versus the comparable period	$(5.7)	$15.8
Price:
Net increase in the weighted average price of retail kWh sold primarily due to higher fuel revenues, partially offset by lower Off System Sales rider revenues	52.2	145.5

Other:
Primarily due to decreases in alternative revenue programs as a result of higher DSM shared savings incentives in the prior period	(0.9)	(6.9)

Net change in retail revenues	45.6	154.4

Wholesale revenues:

Volume:
Net increase in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	28.2	9.7
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	36.4	67.2

Net change in wholesale revenues	64.6	76.9

Miscellaneous revenues	3.2	3.0

Net change in revenues	$113.4	$234.3

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating costs and expenses:
Fuel	$188,437	$68,857	$119,580	173.7%	$392,497	$206,428	$186,069	90.1%
Power purchased	57,386	40,443	16,943	41.9%	151,891	106,774	45,117	42.3%
Operation and maintenance	116,969	117,045	(76)	(0.1)%	367,525	337,375	30,150	8.9%
Depreciation and amortization	66,810	64,797	2,013	3.1%	199,096	190,880	8,216	4.3%
Taxes other than income taxes	5,348	11,138	(5,790)	(52.0)%	27,664	32,834	(5,170)	(15.7)%
Other, net	—	—	—	—	(3,201)	—	(3,201)	—
Total operating costs and expenses	$434,950	$302,280	$132,670	43.9%	$1,135,472	$874,291	$261,181	29.9%

Fuel

The increases in fuel costs of $119.6 million and $186.1 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended September 30, 2022 vs. 2021	Nine Months Ended September 30, 2022 vs. 2021
Volume:
Coal	$(4.4)	$(21.8)
Natural gas	37.0	55.7
Oil	(0.2)	(0.3)
Net change in volume	32.4	33.6
Price:
Coal	12.9	44.0
Natural gas	41.9	95.1
Oil	0.4	1.2
Deferred fuel	32.0	12.2
Net change in price	87.2	152.5

Net change in fuel expense	$119.6	$186.1

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

Power Purchased

The increases in power purchased of $16.9 million and $45.1 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended September 30, 2022 vs. 2021	Nine Months Ended September 30, 2022 vs. 2021
Net change in the volume of power purchased primarily due to AES Indiana's generation units running more frequently, as well as the timing and duration of outages, during these respective periods	$(28.6)	$(18.2)
Net change in the price of power purchased is primarily due to timing of FAC deferrals and amortization, variances in market prices, and changes in mix of contracted renewable and market power purchases, as well as a $27.8 million charge recorded in the third quarter of 2022 resulting from the settlement of the FAC sub-docket on the Eagle Valley CCGT unplanned outage	45.5	60.2
Other, net	—	3.1
Net change in power purchased costs	$16.9	$45.1

The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The Eagle Valley CCGT was on unplanned outage from late April 2021 until mid-March 2022, impacting several FAC periods. The IURC initiated a sub-docket in FAC-133 (IURC Cause No. 38703-FAC-133 S1) to examine the impact of the Eagle Valley extended outage, which was settled in October 2022. For further discussion, please see Note 2, "Regulatory Matters - Deferred Fuel" to the Financial Statements of this Form 10-Q. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The (decrease)/increase in Operation and maintenance of $(0.1) million and $30.2 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended September 30, 2022 vs. 2021	Nine Months Ended September 30, 2022 vs. 2021
(Decrease)/increase in maintenance expenses primarily due to the timing of outage costs and plant-related projects	$(4.0)	$11.2
(Decrease)/increase in contracted service expenses primarily due to storm costs	(1.2)	6.0
Increase in DSM program costs (these program costs are recoverable through customer rates and are offset by an increase in DSM revenues)	1.1	5.8
Increase in charges from the Service Company	1.9	1.4
Increase in chemical expenses	1.2	2.0
Increase in insurance premiums	1.0	2.2
Other, net	(0.1)	1.6
Net change in operation and maintenance costs	$(0.1)	$30.2

Depreciation and Amortization

The increases in Depreciation and amortization expense of $2.0 million and $8.2 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year were mostly attributed to the impact of additional assets placed in service.

Taxes Other Than Income Taxes

The decreases in Taxes other than income taxes of $5.8 million and $5.2 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year were mostly attributed to the repeal of the URT. For further discussion, please see Note 2, "Regulatory Matters - House Bill 1002" to the Financial Statements of this Form 10-Q.

Other, Net

The changes in Other, net of $0.0 million and $3.2 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year were primarily due to a gain on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$1,408	$1,428	$(20)	(1.4)%	$4,782	$4,133	$649	15.7%
Interest expense	(32,630)	(31,544)	(1,086)	3.4%	(96,552)	(93,810)	(2,742)	2.9%
Other income, net	2,836	4,572	(1,736)	(38.0)%	8,674	13,890	(5,216)	(37.6)%
Total other income/(expense), net	$(28,386)	$(25,544)	$(2,842)	11.1%	$(83,096)	$(75,787)	$(7,309)	9.6%

Interest Expense

The increases in Interest expense of $1.1 million and $2.7 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year were primarily due to (i) higher amortization of unrealized losses on interest rate hedges and (ii) higher interest expense on short-term debt (mostly due to the $200 million AES Indiana Term Loan Agreement entered into in June 2022), partially offset by (iii) an increase in the allowance for borrowed funds used during construction.

Other Income, Net

The decreases in Other income, net of $1.7 million and $5.2 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year were primarily due to decreases in defined benefit plan income of $1.3 million and $4.0 million, respectively, mostly as a result of a lower expected return on plan assets compared to the prior year.

Income Tax Expense

The following table illustrates our changes in Income tax expense during the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Income tax expense	$6,020	$10,966	$(4,946)	(45.1)%	$18,274	$25,506	$(7,232)	(28.4)%

The decreases in Income tax expense of $4.9 million and $7.2 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods of the prior year were primarily due to lower pre-tax income versus the comparable period.

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

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating income, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2021 Form 10-K and "Item 1A. Risk Factors" of this Form 10-Q.

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

Capital Projects

Our construction projects have experienced some indications of delays and price increases due to supply chain disruptions; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see "Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" of this Form 10-Q.

Macroeconomic and Political

Inflation Reduction Act and U.S. Renewable Energy Tax Credits

In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. The IRA includes provisions that are expected to benefit the Company's planned clean energy projects, including increases, extensions and/or new tax credits for wind, solar, and storage. We expect that the extension of the current solar investment tax credits (ITC) for projects that satisfy wage and apprenticeship requirements, as well as the "technology neutral" clean electricity production tax credit (PTC) and ITC will provide incremental benefits for our renewable projects.

We account for renewable projects according to U.S. GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity partners at the time of its creation, which for projects utilizing the investment tax credit (ITC), is in the quarter the project begins commercial operation. For projects utilizing the production tax credit, this value is recognized over 10 years as the facility produces energy. We do not expect to realize any benefit related to the IRA in 2022.

The implementation of the IRA is expected to require substantial guidance from the U.S. Department of Treasury and other government agencies. While that guidance is pending, there will be uncertainty with respect to the implementation of certain provisions of the IRA.

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

U.S. Income Tax

The macroeconomic and political environments in the U.S. have changed during 2021 and 2022. This could result in significant impacts to tax law. On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into U.S. law. The IRA expands incentives related to investment in renewable energy. We are currently evaluating the applicability and effect of the new law.

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

Bipartisan Infrastructure Law (Infrastructure Investment and Jobs Act)

In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over the next five years across the United States. The BIL’s energy-related provisions include new federal funding for power grid infrastructure and resiliency investments, new and existing energy efficiency and weatherization programs, electric vehicle infrastructure for public chargers and additional Low Income Home Energy Assistance Program funding. AES Indiana has identified potential opportunities associated with the BIL and is evaluating how they may align with its strategy going forward.

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

On August 28, 2020, the EPA published the CCR Part A Rule that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to EPA by November 30, 2020. On January 11, 2022, EPA released its first in a series of proposed determinations regarding CCR Part A Rule demonstrations and compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. While AES Indiana has not received a proposed determination nor a letter, the determinations and letters include interpretations regarding implementation of the CCR Rule. It is too early to determine the impact of these letters or any determinations that may be made.

Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units

On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the ACE Rule. On July 8, 2019, the EPA published the final ACE Rule along with associated revisions to implementing regulations. The final ACE Rule established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015 CPP, which among other things, had called on states to mandate that power companies shift electricity generation to lower or zero carbon fuel sources. In accordance with the ACE rule, the EPA determined that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule required the State of Indiana to develop a State Plan to establish CO2 emission limits for designated facilities, including AES Indiana Petersburg's coal-fired electric generating units. States had three years to develop their plans under the rule. However, on January 19, 2021, the D.C. Circuit vacated and remanded to EPA the ACE Rule, but withheld issuance of the mandate that would effectuate its decision. On February 22, 2021, the D.C. Circuit granted EPA’s unopposed motion for a partial stay of the issuance of the mandate on vacating the repeal of the CPP. On March 5, 2021, the D.C. Circuit issued the partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP did not take effect while EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision by the D.C. Circuit to vacate the ACE Rule. On June 30, 2022, Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion. The opinion held that the “generation shifting” approach in the CPP exceeded the authority granted to EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 Supreme Court decision, on October 27, 2022, the D.C. Circuit recalled its March 5, 2021 partial mandate and issued a new partial mandate holding pending challenges to the ACE Rule in abeyance while EPA develops a replacement rule. The impact of the results of further proceedings and potential future greenhouse gas emissions regulations remains uncertain, but it could be material.

Due to the uncertainty of these regulations, and existing and potential associated litigation, it is too early to determine the potential impact, but any rule could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of September 30, 2022, we had unrestricted cash and cash equivalents of $10.1 million and available borrowing capacity of $115 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 26, 2024. In November 2021, AES Indiana received an order from the IURC granting authority through December 31, 2024 to, among other things, issue up to $740 million in aggregate principal amount of long-term debt, all of which authority remains available under the order as of September 30, 2022. This order also grants authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $300 million remains available under the order as of September 30, 2022. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of September 30, 2022. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

AES Indiana has a $200 million variable interest Term Loan Agreement due June 22, 2023. For further discussion, please see Note 5, “Debt - AES Indiana Term Loan."

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Net cash provided by operating activities	$226,536	$256,841	$(30,305)
Net cash used in investing activities	(393,698)	(230,306)	(163,392)
Net cash provided by (used in) financing activities	170,312	(40,026)	210,338
Net change in cash and cash equivalents	3,150	(13,491)	16,641
Cash, cash equivalents and restricted cash at beginning of period	6,917	26,622	(19,705)
Cash, cash equivalents and restricted cash at end of period	$10,067	$13,131	$(3,064)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Net income	$71,077	$98,041	$(26,964)
Depreciation and amortization	199,096	190,880	8,216
Deferred income taxes and investment tax credit adjustments - net	(11,137)	6,677	(17,814)
Other adjustments to net income	(1,884)	(1,183)	(701)
Net income, adjusted for non-cash items	257,152	294,415	(37,263)
Net change in operating assets and liabilities(1)	(30,616)	(37,574)	6,958
Net cash provided by operating activities	$226,536	$256,841	$(30,305)

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was driven by changes in the following (in thousands):

Decrease from inventory due to increases in purchases in coal inventory and higher coal prices in the current year	$(51,512)
Increase from short-term and long-term regulatory assets and liabilities primarily due to larger FAC deferrals in the prior year	51,389
Other	7,081
Net change in operating assets and liabilities	$6,958

Investing Activities

Net cash used in investing activities increased $163.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures due to higher growth related capital expenditures primarily from TDSIC Plan and renewable project investments and higher maintenance related capital expenditures	$(171,253)
Other	7,861
Net change in investing activities	$(163,392)

Financing Activities

Net cash provided by financing activities increased $210.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, which was primarily driven by (in thousands):

Increase due to proceeds from issuance of Term Loan in 2022	$200,000
Increase from net borrowings under revolving credit facilities due to higher net draws on AES Indiana's line of credit in 2022	15,000
Other	(4,662)
Net change in financing activities	$210,338

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

Line of Credit

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at September 30, 2022
AES Indiana	Revolving	June 2024	$250.0	$115.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2022 through 2024 (including amounts already expended in the first nine months of 2022) is currently estimated to cost approximately $1.8 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2022	2023	2024	from 2022 through 2024
Transmission and distribution related additions, improvements and extensions	$157	$112	$117	$386	(1)
TDSIC Plan investments	176	188	165	529	(2)
Power generation related projects	493	249	94	836	(3)
Other miscellaneous equipment	45	27	20	92
Total estimated costs of capital expenditure program	$871	$576	$396	$1,843

(1) Additions, improvements and extensions to AES Indiana's transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

(2) Includes spending under AES Indiana's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through September 30, 2022 were $442.8 million.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first nine months of 2022 and 2021, IPALCO paid $102.0 million and $96.1 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, "Overview and Summary of Significant Accounting Policies" of our 2021 Form 10-K. The Company’s critical accounting estimates are described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2021 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2022, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Please see Note 2, "Regulatory Matters" and Note 8, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2021 and Forms 10-Q for the quarters ended March 31, 2022 and June 30, 2022 and the Notes to IPALCO's Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

IPALCO ENTERPRISES, INC.

Date:	November 3, 2022	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2022	/s/ Jon S. Byers
Jon S. Byers
Controller
(Principal Accounting Officer)