Form 10-K
period 2022-12-31
IPALCO ENTERPRISES, INC.
filed 2023-03-01
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

At March 1, 2023, 108,907,318 shares of IPALCO Enterprises, Inc. common stock, no par value, were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its annual meeting of stockholders are incorporated by reference in Part III hereof.

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-K:

2016 Base Rate Order	The order issued in March 2016 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $30.8 million annually
2018 Base Rate Order	The order issued in October 2018 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $43.9 million annually
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% Senior Secured Notes due May 1, 2030
ACE	Affordable Clean Energy
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES Indiana Term Loan Agreement	$200 million AES Indiana Term Loan Agreement, dated as of June 23, 2022
AES U.S. Investments	AES U.S. Investments, Inc.
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BIL	Bipartisan Infrastructure Law, also known as the Infrastructure Investment and Jobs Act
BTA	Best Technology Available
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CECL	Current Expected Credit Loss
CO2	Carbon Dioxide
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
Credit Agreement	$350 million AES Indiana Revolving Credit Facilities Second Amended and Restated Credit Agreement, dated as of December 22, 2022
CSAPR	Cross-State Air Pollution Rule
Cumulative Deficiencies	Cumulative Net Operating Income Deficiencies. The Cumulative Deficiencies calculation provides that only five years' worth of historical earnings deficiencies or surpluses are included, unless it has been greater than five years since the most recent rate case.
CWA	U.S. Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Defined Benefit Pension Plan	Employees’ Retirement Plan of AES Indiana
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EDG	Excess Distributed Generation
EGUs	Electrical Generating Units
ELG	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
EPAct	Energy Policy Act of 2005
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel Adjustment Clause

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in Part II of this Form 10-K
FIP	Federal Implementation Plan
FRP	Facility Response Plan
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HLBV	Hypothetical Liquidation Book Value
IBEW	International Brotherhood of Electrical Workers
IBOR	Interbank Offered Rate
IDEM	Indiana Department of Environmental Management
IOSHA	Indiana Occupational Safety and Health Administration
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPALCO Term Loan Agreement	$65 million IPALCO Term Loan Facility Credit Agreement, dated as of October 31, 2018
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRP	Integrated Resource Plan
ISO	Independent System Operator
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London InterBank Offer Rate
MATS	Mercury and Air Toxics Standards
Mid-America	Mid-America Capital Resources, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOV	Notice of Violation
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
NSR	New Source Review
NWP 12	Nationwide Permit 12
OUCC	Indiana Office of Utility Consumer Counselor
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PM2.5	Fine particulate matter or particulate matter with an aerodynamic diameter less than or equal to a nominal 2.5 micrometers
PSD	Prevention of Significant Deterioration
RF	ReliabilityFirst
RSP	AES Retirement Savings Plan
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Service Company	AES US Services, LLC
SIP	State Implementation Plan
SO2	Sulfur Dioxides
SOFR	Secured Overnight Financing Rate
Supplemental Retirement Plan	Supplemental Retirement Plan of AES Indiana

TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
Third Amended and Restated Articles of Incorporation	Third Amended and Restated Articles of Incorporation of IPALCO Enterprises, Inc.
Thrift Plan	Employees’ Thrift Plan of AES Indiana
URT	Utility Receipts Tax
U.S.	United States of America
U.S. SBU	AES U.S. Strategic Business Unit
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association
WOTUS	Waters of the U.S.

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
▪the availability of capital;
▪the ability of subsidiaries to pay dividends or distributions to IPALCO Enterprises, Inc.;

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
▪local economic conditions;
▪costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation, cyberattacks and information security breaches;
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See "Item 1A - Risk Factors" to Part I in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in this Annual Report for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

AES INDIANA

IPALCO owns all of the outstanding common stock of AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 519,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana's service area covers about 528 square miles with an estimated population of approximately 971,000. AES Indiana’s generation, transmission and distribution facilities, and changes to our sources of electric generation, are further described below under “Properties.” There have been no significant changes in the services rendered by AES Indiana during 2022.

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

HUMAN CAPITAL MANAGEMENT

AES Indiana's employees are essential to delivering and maintaining reliable service to our customers. As of December 31, 2022, AES Indiana had 1,154 employees, of whom 1,086 were full time. Of the total employees, 779 were represented by the IBEW in two bargaining units: a physical unit and a clerical-technical unit. In February 2023, the membership of the IBEW clerical-technical unit ratified a three-year labor agreement with AES Indiana that expires on February 12, 2026. In December 2021, the IBEW physical unit ratified a three-year agreement with AES Indiana that expires on December 4, 2024. Both collective bargaining agreements continue in full force and effect from year to year unless either party provides prior written notice at least sixty (60) days prior to the expiration, or anniversary thereof, of its desire to amend or terminate the agreement. As of December 31, 2022, neither IPALCO nor any of its majority-owned subsidiaries other than AES Indiana had any employees.

Safety

As part of AES, safety is one of our core values. Conducting safe operations at our facilities, so that each person can return home safely, is the cornerstone of our daily activities and decisions. Safety efforts are led globally by the AES Chief Operating Officer and supported by safety committees that operate at the local site level. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety.

We work with the Safety Management System (“SMS”), a Global Safety Standard that applies to all AES employees and employees of AES subsidiaries, as well as contractors working in AES facilities and construction projects. The SMS requires continuous safety performance monitoring, risk assessment and performance of periodic integrated environmental, health, and safety audits. The SMS provides a consistent framework for all AES operational businesses and construction projects to set expectations for risk identification and reduction, measure performance, and drive continuous improvements. The SMS standard is consistent with the OHSAS 18001/ISO 45001 standard.
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

Talent

We believe our success depends on our ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. We have a comprehensive approach to managing our talent and developing our leaders in order to ensure our people have the right skills for today and tomorrow, whether that requires us to build new business models or leverage leading technologies.

We emphasize employee development and training. To empower employees, we provide a range of development programs and opportunities, skills, and resources they need to be successful by focusing on experience and exposure, as well as formal programs including the AES' ACE Academy for Talent Development, and our Trainee Program.

We believe that our individual differences make us stronger. Our Global Diversity and Inclusion Program is led by the AES Diversity and Inclusion Officer. Governance and standards are guided by the AES Chief Human Resources Officer, with input from members of AES' Executive Leadership Team.

Compensation

Our compensation philosophy emphasizes pay-for-performance. Our incentive plans are designed to reward strong performance, with greater compensation paid when performance exceeds expectations and less compensation paid when performance falls below expectations. We invest significant time and resources to ensure our compensation programs are competitive and reward the performance of our people. Every year, our people who are not part of a collective bargaining agreement are eligible for an annual merit-based salary increase. In addition, individuals are eligible for a salary increase if they receive a significant promotion. For non-collectively bargained employees at certain levels in the organization, we offer annual incentives (bonus) and long-term compensation to reinforce the alignment between employees and AES.

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

We own and operate four generating stations, all within the state of Indiana. Our largest generating station, Petersburg, is coal-fired. AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023, which would result in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas by the end of 2025 (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of this Annual Report on Form 10-K). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. For electric generation, the net winter design capacity is 3,475 MW and net summer design capacity is 3,330 MW. Our highest summer peak level of 3,139 MW was recorded in August 2007 and the highest winter peak level of 2,971 MW was recorded in January 2009.

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

(1) AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas by the end of 2025 (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation”).

Net electrical generation during 2022 at our Petersburg, Eagle Valley, Harding Street and Georgetown plants accounted for approximately 59.2%, 28.9%, 11.5% and 0.4%, respectively, of our total net generation. Even though the capacity of our Harding Street plant far exceeds that of the Eagle Valley CCGT plant, we expect the generation at Eagle Valley to continue to far exceed that of Harding Street due to the relatively lower cost to produce electricity at Eagle Valley.

In 2021, AES Indiana completed the acquisition of a 195 MW solar project ("Hardy Hills Solar Project") to be developed in Clinton County, Indiana and executed an agreement to acquire and develop a 250 MW solar and 180 MWh energy storage facility ("Petersburg Solar Project") to be developed in Pike County, Indiana (see further discussion in Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K). The following table summarizes these projects that have not yet been placed into service:

Type	Project Name	Solar Capacity (MW)	Storage Capacity (MWh)	Date filed with IURC	Date of IURC approval	Estimated Completion	Location
Solar	Hardy Hills Solar Project	195	—	2/12/2021	6/16/2021	2024	Clinton County, Indiana
Solar & Storage	Petersburg Solar Project	250	180	7/30/2021	11/24/2021	2025	Pike County, Indiana

Our electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, CenterPoint Indiana (formerly Vectren Corporation), Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Indiana, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. Our transmission system includes 458 circuit miles of 345,000 volt lines and 408 circuit miles of 138,000 volt lines. The distribution system consists of 5,202 circuit miles of underground primary and secondary cables and 6,206 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 780 circuit miles of underground cable. Also included in the system are 132 substations. Depending on the voltage levels at the substation, some substations may be considered both a bulk power substation and a distribution substation. There are 73 bulk power substations and 104 distribution substations; 52 substations are considered both bulk power and distribution substations.

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

SEASONALITY

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. AES Indiana’s business is not dependent on any single customer or group of customers. Additionally, retail kWh sales, after adjustments for weather variations, are impacted by changes in service territory economic activity, the economic impact of the COVID-19 pandemic, and the number of retail customers we have, as well as DSM energy efficiency programs implemented by AES Indiana. For the ten years ending in 2022, AES Indiana’s retail kWh sales have decreased at a compound annual rate of 0.6%. This decrease also includes the demand impacts of COVID-19 in 2020, 2021 and 2022. Conversely, the number of our retail customers grew at a compound annual rate of 0.9% during that same period. Going forward, we expect modest retail kWh sales growth annually, which will continue to be negatively impacted by our DSM programs. Please see Note 2, “Regulatory Matters – DSM” to the Financial Statements of this Annual Report on Form 10-K for more details. AES Indiana’s electricity sales for 2018 through 2022 are set forth in the table of statistical information included at the end of this section.

Weather and Weather-Related Damage in our Service Area

Extreme high and low temperatures in our service area have a significant impact on revenues as many of our retail customers use electricity to power air conditioners, electric furnaces and heat pumps. The impact on customers is partially mitigated by our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. The effect is generally more significant with high temperatures than with low temperatures as many of our customers use gas heat. In addition, because extreme temperatures have the effect of increasing demand for electricity, the wholesale price for electricity generally increases during periods of extreme hot or cold weather, however 100% of annual wholesale margins AES Indiana earns above (or below) the benchmark of $16.3 million are passed back (or charged) to customer rates through a rider.

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

As a member of MISO, we offer our available electricity production of each of our generation assets into the MISO day-ahead and real-time markets. MISO dispatches generation assets in economic order considering transmission constraints and other reliability issues to meet the total demand in the MISO region. MISO settles hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids optimizing for energy and ancillary services products to economically and reliably dispatch the entire MISO system. The IURC has authorized AES Indiana to recover its ongoing costs from MISO and such costs are being recovered per specific rate orders. The unamortized balance of total MISO costs deferred as regulatory assets was $44.6 million and $59.5 million as of December 31, 2022 and 2021, respectively.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2022.

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

In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to the EPA without vacatur. On May 22, 2020, the EPA published a final finding that it is not “appropriate and necessary” to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units (EGUs) (reversing its prior 2016 finding), but that the EPA would not remove the source category from the CAA Section 112(c) list of source categories and would not change the MATS requirements. Several petitioners have filed for judicial review of the final finding and the D.C. Circuit, on February 16, 2021, granted EPA's request that the rule be held in abeyance pending the EPA's review. On February 9, 2022, the EPA published a proposed rule to revoke its May 2020 finding and reaffirm its 2016 finding that it is appropriate and necessary to regulate these emissions. Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.

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

The EPA's final CCR rule became effective in October 2015 (the "CCR Rule"). Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIIN Act") includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana establishes a final state-level CCR permit program, AES Indiana could eventually be required to apply for a federal CCR permit from the EPA. On December 21, 2022, IDEM published in the Indiana Register a Second Notice of Comment Period for its proposed CCR rulemaking which would include regulation of CCR through a state permitting program.

The EPA has indicated that they will implement a phased approach to amending the CCR Rule, which is ongoing. On August 28, 2020, the EPA published the CCR Part A Rule that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to EPA by November 30, 2020. On January 11, 2022, EPA released its first in a series of proposed and final determinations regarding CCR Part A Rule demonstrations and compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions are consolidated in Electric Energy, Inc. v. EPA. While AES Indiana has not received a proposed determination nor a letter, the determinations and letters include interpretations regarding implementation of the CCR Rule. It is too early to determine the impact of these letters or any determinations that may be made.

The CCR Rule, current or proposed amendments to the CCR Rule, Indiana CCR regulations, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, "Property, Plant and Equipment - ARO" and Note 10, "Commitments and Contingencies - Coal Ash Insurance Litigation" to the Financial Statements of this Annual Report on Form 10-K for further discussion.

Regional Haze Rule

EPA’s 1999 Regional Haze Rule established timelines for states to improve visibility in national parks and wilderness areas throughout the United States by establishing reasonable progress goals toward meeting a national goal of natural visibility conditions in Class I areas by the year 2064 through submittal of a series of state implementation plans (SIPs). Indiana’s SIP for the first planning period (through 2018) did not require any additional controls to be installed or operated on AES Indiana generating facilities. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions. The deadline for submittal of the SIP covering the second planning period was extended to July 31, 2021. While Indiana did not meet this deadline, on December 22, 2021, IDEM submitted its Indiana's Regional Haze SIP for the Second Implementation Period to EPA for review and approval. The SIP does not include additional requirements for AES Indiana EGUs or for other EGUs in Indiana. However, we cannot predict the possible outcome or potential impacts of this matter at this time. We would seek recovery of capital expenditures; however, there is no guarantee we would be successful.

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

"Waters of the U.S." and “Navigable Waters Protection” Rules

In June 2015, the EPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." (WOTUS) rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the agencies, on April 21, 2020, issued the final “Navigable Waters Protection” (NWP) rule which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the NWP Rule. This vacatur of the NWP Rule applies nationwide. As such, the agencies are interpreting waters of the U.S. consistent with the pre-2015 regulatory regime until further notice. On January 18, 2023, the Agencies published a final rule to define the scope of waters regulated under the CWA. The rule restores regulations defining WOTUS that were in place prior to 2015, with updates intended to be consistent with relevant U.S. Supreme Court decisions. On January 24, 2022, the U.S. Supreme Court granted certiorari on a wetlands case (Sackett v. EPA) on the limited question of: “whether the Ninth Circuit set forth the proper test for determining whether wetlands are ‘waters of the United States’ under the Clean Water Act.” The Ninth Circuit employed Justice Kennedy’s “significant nexus” test from his concurring opinion in the 2006 Rapanos v. United States decision; the plurality opinion in Rapanos required a water body to have a “continuous surface connection” with a water of the United States in order to be considered a wetland covered by the CWA. In Sackett v. EPA, the Court may finally provide clarity on which of these two tests from the 2006 Rapanos decision controls. It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over waters over the U.S. might have a material impact on our business, financial condition and results of operations.

Endangered Species Act

On November 30, 2022, US Fish and Wildlife Service (FWS) published a final rule reclassifying the northern long-eared bat (NLEB) from threatened to endangered under the Endangered Species Act. The classification will become effective March 31, 2023. The NLEB is found in all or portions of 37 U.S. states in the eastern and north central United States, including Indiana. This reclassification may result in the need to obtain a permit or take other measures if the Company conducts activities in the range of the NLEB. It is too early to determine whether this rule might have a material impact on our business, financial condition and results of operations.

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

In the past, the U.S. Congress has considered several different draft bills pertaining to GHG legislation, including comprehensive GHG legislation that would impact many industries and more limited legislation focusing only on the utility and electric generation industry. Although no legislation pertaining to GHG emissions has been passed to date by the U.S. Congress, similar legislation may be considered or passed by the U.S. Congress in the future. In addition, in the past Midwestern state governors (including the Governor of Indiana) and the premier of Manitoba, Canada committed to reduce GHG emissions through the implementation of a cap-and-trade program pursuant to the Midwestern Greenhouse Gas Reduction Accord. Though the participating states and province are no longer pursuing this commitment, similar applicable state or regional initiatives may be pursued in the future.

The final NSPS for CO2 emissions from new, modified and reconstructed fossil-fuel-fired power plants were published in the Federal Register on October 23, 2015. Several states and industry groups challenged the NSPS for CO2 in the D.C. Circuit Court. On December 20, 2018, the EPA published proposed revisions to the final NSPS for new, modified and reconstructed coal-fired electric utility steam generating units. The EPA proposed that the Best System of Emissions Reduction (BSER) for these units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and sub-critical steam conditions for smaller units, and not partial carbon capture and sequestration (CCS), which had been the BSER for these units in the 2015 final NSPS. The EPA did not include revisions for natural-gas combined cycle or simple cycle units in the December 20, 2018 proposal. In January 2021, EPA issued a final rule determining when standards are appropriate for GHG emissions from stationary source categories for new sources but did not take final action on the 2018 proposal to revise the 2015 final NSPS. On April 5, 2021, the D.C. Circuit vacated and remanded the final January 2021 final rule. Challenges to the GHG NSPS remain held in abeyance at this time.

On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the ACE Rule. On July 8, 2019, the EPA published the final ACE Rule along with associated revisions to implementing regulations. The final ACE Rule established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015 CPP, which among other things, had called on states to mandate that power companies shift electricity generation to lower or zero carbon fuel sources. In accordance with the ACE rule, the EPA determined that heat rate improvement measures are the Best System of Emissions Reductions for existing coal-fired electric generating units. The final rule required the State of Indiana to develop a State Plan to establish CO2 emission limits for designated facilities, including AES Indiana Petersburg's coal-fired electric generating units. States had three years to develop their plans under the rule. However, on January 19, 2021, the D.C. Circuit vacated and remanded to EPA the ACE Rule, but withheld issuance of the mandate that would effectuate its decision. On February 22, 2021, the D.C. Circuit granted EPA’s unopposed motion for a partial stay of the issuance of the mandate on vacating the repeal of the CPP. On March 5, 2021, the D.C. Circuit issued the partial mandate effectuating the vacatur of the ACE Rule. In effect, the CPP did not take effect while EPA is addressing the remand of the ACE rule by promulgating a new Section 111(d) rule to regulate greenhouse gases from existing electric generating units. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision by the D.C. Circuit to vacate the ACE Rule. On June 30, 2022, the U.S. Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion. The opinion held that the “generation shifting” approach in the CPP exceeded the authority granted to EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 U.S. Supreme Court decision, on October 27, 2022, the D.C. Circuit recalled its March 5, 2021 partial mandate and issued a new partial mandate holding pending challenges to the ACE Rule in abeyance while EPA develops a replacement rule. The impact of the results of further proceedings and potential future greenhouse gas emissions regulations remains uncertain, but it could be material.

Due to the uncertainty of these regulations, and existing and potential associated litigation, it is too early to determine the potential impact, but any rule could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”), which agreement was signed and officially entered into on April 22, 2016. The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The U.S. withdrawal from the Paris Agreement became effective on November 4, 2020. However, on January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement, which became effective on February 19, 2021. In November 2022, the international community gathered in Egypt at the 27th Conference to the Parties on the UN Framework Convention on Climate Change (“COP27”), during which multiple announcements were made, including the establishment of a loss and damage fund to support vulnerable countries dealing with the effects of climate change and certain pledges in the area of climate finance.

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

In December 2019, AES Indiana filed its 2019 IRP, which included plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively. AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021. AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas by the end of 2025. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. For further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP" to the Financial Statements of this Annual Report on Form 10-K.

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

Fine Particulate Matter.  In 2013, the EPA published the 2012 annual PM2.5 standard of 12 micrograms per cubic meter of air and the 24-hour PM2.5 standard of 35 micrograms per cubic meter of air. In 2015, the EPA published its final attainment designations for the 2012 PM2.5 standard. In addition to the PM2.5 standard, there is also a 24-hour PM10 standard of 150 micrograms per cubic meter of air. No AES Indiana operations are currently located in nonattainment areas. On January 27, 2023, the EPA published a proposed rule to lower the primary annual PM2.5 NAAQS from 12 micrograms per cubic meter to a level between 9 and 10 micrograms per cubic meter and to maintain other PM NAAQS at current levels.

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

Based on these current and potential national ambient air quality standards, the state of Indiana is required to determine whether certain areas within the state meet the NAAQS. With respect to Marion, Morgan and Pike Counties, as well as any other areas determined to be in "nonattainment," the state of Indiana will be required to modify its State Implementation Plan to detail how the state will regain its attainment status. As part of this process, it is possible that the IDEM or the EPA may require reductions of emissions from our generating stations to reach attainment status for ozone, fine particulate matter or SO2. At this time, we cannot predict what the impact will be to AES Indiana with respect to new ambient standards, but it could be material.

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

CWA - Regulation of Water Discharge

AES Indiana and other utilities at times apply for the Nationwide Permit 12 (NWP 12) issued by the U.S. Army Corps of Engineers (Corps) in completing transmission and distribution projects that may involve waters of the U.S. NWP 12 is the nationwide permit for Utility Line Activities, specifically activities required for construction and maintenance, provided the activity does not result in the loss of greater than ½-acre of waters of the U.S. for each single and complete project.

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

On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a CWA permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source such as groundwater. The Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. A number of legal cases relevant to determination of "functional equivalent" are ongoing in various jurisdictions. It is too early to determine whether the U.S. Supreme Court decision or the result of litigation to "functional equivalent" may have a material impact on our business, financial condition or results of operations.

CWA – Facility Response Plan

On March 28, 2022, the EPA published a proposed rule to establish Facility Response Plan (“FRP”) requirements for non-transportation onshore facilities that store CWA hazardous substances and meet certain criteria and thresholds. It is too early to determine whether this proposed rule may have a material impact on our business, financial condition or results of operation.

Summary

Environmental laws and regulations could require us to incur material capital expenditures and operating costs. See “Capital Expenditures” discussion in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Capital Requirements" for additional details regarding our environmental capital projects. We would expect to seek recovery of both capital and operating costs related to such compliance, although there can be no assurances that we would be successful. In addition, environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. As a result, our operating expenses and continuing capital expenditures associated with environmental matters may increase. More stringent standards may also limit our operating flexibility and have a negative impact on our wholesale volumes and margins. Depending on the level and timing of recovery allowed by the IURC, these costs could materially and adversely affect our results of operations, financial condition and cash flows. We may seek recovery of any operating or capital expenditures; however, there can be no assurances that we would be successful.

ENERGY SUPPLY

Total electricity sold to our retail customers in 2022 came from the following sources: 53.8% from AES Indiana-owned coal-fired steam generation, 34.4% from AES Indiana-owned natural gas-fired units, and 11.8% from power purchased under power purchase agreements (primarily wind and solar) and from the wholesale power market.

Approximately 58% of the total kWh we generated in 2022 was from coal as compared to approximately 72% and 48% in 2021 and 2020, respectively. In 2021 and early in 2022, coal was a higher percentage of kWh generated due to an extended outage at the Eagle Valley CCGT plant, and we expect this percentage to be lower going forward. Additionally, AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas by the end of 2025 (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K). Our existing coal contracts provide for approximately 100% of our current projected requirements in 2023 and approximately 76% in total for the three-year period ending December 31, 2025. We have long-term coal contracts with two suppliers.

Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Substantially all of our coal is currently mined in the state of Indiana, and all of our coal supply is mined by unaffiliated suppliers or third parties. Our goal is to carry a 25-50 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays. Our present inventory is above our target range to ensure reliability during this winter given coal and natural gas volatility. Our anticipation is the inventory levels will be back inside the target range after the first quarter of 2023.

Natural gas and fuel oil provided the remaining kWh generation in 2022. Natural gas accounted for approximately 42% of the total kWh we generated in 2022, as compared to 28% in 2021 and 52% in 2020. Natural gas is used in our steam boiler units at Harding Street Station, our CCGT at Eagle Valley and combustion turbines at Georgetown. AES Indiana sources natural gas from the wholesale market delivered to our plants by interstate pipeline and local distribution companies. AES Indiana holds firm pipeline transportation commitments on Texas Gas Transmission, Rockies Express Pipeline, LLC, Trunkline Gas Company, LLC, Panhandle Eastern Pipeline Company, and has firm redelivery contracts with the local distribution companies that serve AES Indiana plants. AES Indiana has established physical natural gas hedges for firm supply over a two year period in accordance with a hedge program approved by the IURC. Hedge percentages vary by season with winter the highest percentage of coverage. Eagle Valley returned from an extended outage in March of 2022 and the hedge program was initiated after the return date. We have natural gas inventory related to a storage agreement with Citizens Energy Group which provides natural gas supply to Harding Street Station. Fuel oil accounted for less than 1% of the total kWh we generated in 2022, 2021, and 2020, and is used for start-up and flame stabilization in coal-fired generating units, as primary fuel in two older combustion turbines, and as an alternate fuel in two other combustion turbines.

As a result of the completion of the CCGT at the Eagle Valley Station in 2018, the Harding Street Station refueling projects in 2015 and 2016, the retirement of coal-fired units at Eagle Valley in 2016, and the 2021 and future retirement of coal-fired units at Petersburg, we generally have experienced and expect to continue to experience an increase in the percentage of generation from natural gas. Due to outages at the Eagle Valley CCGT this was not the case in 2021 and early 2022, however we expect to continue experiencing an increase in the percentage of generation from natural gas going forward. The generation fuel mix from coal and natural gas will continue to change as the relative prices of the commodities change and as our generation portfolio changes.

See Note 2 “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K for further discussion of AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years, including the acquisition and development of the Hardy Hills Solar Project and Petersburg Solar Project and the conversion of the remaining two coal units at Petersburg to natural gas.

Additionally, we meet the electricity demands of our retail customers with energy purchased under power purchase agreements and by power purchases in MISO. We are committed under long-term power purchase agreements to purchase all energy from two wind projects that have a combined maximum output capacity of 300 MW. We have 94.5 MW of solar-generated electricity in our service territory under long-term contracts, of which 94.0 MW was in operation as of December 31, 2022. We also purchase up to 8 MW of energy from a combined heat and power facility located in Indianapolis, Indiana.

AES Indiana retired Petersburg Unit 1 in 2021 and expects to retire Petersburg Unit 2 in 2023. All regulatory approvals for these retirements have been obtained. In addition, AES Indiana’s most recent 2022 IRP short-term action plan includes the conversion of Petersburg Units 3 and 4 from coal to gas in 2025 as part of AES Indiana’s preferred portfolio. AES Indiana has not yet filed for the necessary regulatory approvals from the IURC to convert Petersburg units 3 and 4; however, AES Indiana expects to do so at the appropriate time.

After the retirements of the Petersburg Units 1 and 2 and the conversion of the remaining Petersburg units to natural gas, we will no longer have any coal fired generation in our generation portfolio. Upon the commencement of the Hardy Hills and Petersburg renewable projects and the Petersburg unit retirements and conversions, we expect our installed capacity to be approximately 74% from AES Indiana-owned natural gas-fired units,16% from AES Indiana-owned renewable projects, and 10% from wind and solar power purchase agreements.

STATISTICAL INFORMATION ON OPERATIONS

The following table of statistical information presents additional data on our operations:

	Years Ended December 31,
	2022	2021	2020	2019	2018
Revenues (In Thousands):
Residential	$698,648	$607,260	$575,329	$597,809	$592,625
Small commercial and industrial	247,884	212,169	194,904	215,878	217,896
Large commercial and industrial	644,181	541,471	500,208	564,216	565,720
Public lighting	9,784	8,994	9,257	7,335	9,797
Other(1)	17,845	16,785	14,402	14,136	10,427
Retail electric revenues	1,618,342	1,386,679	1,294,100	1,399,374	1,396,465
Wholesale	148,517	25,059	46,482	68,474	38,789
Miscellaneous	24,852	14,394	12,403	13,795	15,251
Total revenues	$1,791,711	$1,426,132	$1,352,985	$1,481,643	$1,450,505
kWh Sales (In Millions):
Residential	5,305	5,172	5,115	5,200	5,335
Small commercial and industrial	1,823	1,774	1,709	1,840	1,907
Large commercial and industrial	6,091	6,006	5,839	6,283	6,558
Public lighting	18	21	30	42	51
Sales – retail customers	13,237	12,973	12,693	13,365	13,851
Wholesale	2,148	908	1,866	2,718	1,241
Total kWh sold	15,385	13,881	14,559	16,083	15,092
Retail Customers at End of Year:
Residential	458,585	455,756	451,735	448,210	443,184
Small commercial and industrial	55,210	55,078	54,253	53,751	49,239
Large commercial and industrial	4,517	4,506	4,567	4,635	4,680
Public lighting	1,007	983	986	980	976
Total retail customers	519,319	516,323	511,541	507,576	498,079

(1) Other retail revenues include miscellaneous charges to customers.

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

ITEM 1A. RISK FACTORS

Investors should consider carefully the following risk factors that could cause our business, operating results and financial condition to be materially adversely affected. We routinely encounter and address risks, some of which may cause our future results to be materially different than we presently anticipate. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. The categories of risk we have identified in "Item 1A. Risk Factors" include risks associated with our operations, governmental regulation and laws, our indebtedness and financial condition. These risk factors should be read in conjunction with the other detailed information concerning IPALCO and AES Indiana set forth in the Notes to the Financial Statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K herein. The risks and uncertainties described below are not the only ones we face.

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

Approximately 58% of the energy we produced in 2022 was generated by coal as compared to approximately 72% and 48% in 2021 and 2020, respectively. While we have approximately 76% in total of our current coal requirements for the three-year period ending December 31, 2025 under long-term contracts as of the date of this report, the balance is yet to be purchased and will be purchased under a combination of long-term contracts, short-term contracts and on the spot market. Prices can be highly volatile in both the short-term market and on the spot market. The coal market has experienced significant price volatility in the last several years. We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance. Coal exports from the U.S. have increased significantly at times in recent years. In addition, domestic developments such as government-imposed direct costs and permitting issues that affect mining costs and supply availability, and the variable demand of retail customer load and the performance of our generation fleet have an impact on our fuel procurement operations. In addition, pricing provisions in some of our coal contracts with terms of one year or more allow for price changes under certain circumstances.

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

Catastrophic events such as fires, explosions, cyberattacks, terrorist acts, acts of war, acts of sabotage or vandalism, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts or other similar occurrences could adversely affect our generation facilities, transmission and distribution systems, results of operations, financial condition and cash flows. Our Petersburg Plant, which is our largest source of generating capacity, is located in the Wabash Valley seismic zone, adjacent to the New Madrid seismic zone, which are both areas of significant seismic activity in the central U.S.

Our business is sensitive to weather and seasonal variations.

Weather conditions significantly affect the demand for electric power, and accordingly, our business is affected by variations in general weather conditions and unusually severe weather. As a result of these factors, our operating revenues and associated operating expenses are not generated evenly by month during the year. We forecast electric sales on the basis of normal weather, which represents a long-term historical average. Significant variations from normal weather (such as warmer winters and cooler summers) could have a material impact on our revenues, operating income and net income and cash flows. In addition, severe or unusual weather, such as floods, tornadoes and ice or snow storms, may cause outages and property damage that may require us to incur additional costs that may not be insured or recoverable from customers. While we are permitted to seek recovery of certain severe storm damage costs, if we are unable to fully recover such costs in a timely manner, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could impact our business and operations.

The COVID-19 pandemic has impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also have incurred expenses relating to COVID-19, including expenses relating to events outside of our control. In addition to contributing to economic slowdown or a recession, COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

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

Potential security breaches (including cybersecurity breaches) and terrorism risks could materially and adversely affect our businesses.

We operate in a highly regulated industry that requires the continued operation of sophisticated systems and network infrastructure at our generation stations, fuel storage facilities and transmission and distribution facilities. We also use various financial, accounting and other systems in our businesses. These systems and facilities are vulnerable to unauthorized access due to hacking, viruses, other cybersecurity attacks and other causes and also may be subject to acts of sabotage and vandalism. In particular, given the importance of energy and the electric grid, there is the possibility that our systems and facilities could be targets of terrorism or acts of war and there has been an increased focus on the U.S. energy grid that is believed to be related to the Russia/Ukraine conflict. We have implemented measures to help prevent unauthorized access to our systems and facilities, including network and system monitoring, identification and deployment of secure technologies, and certain other measures to comply with mandatory regulatory reliability standards. Pursuant to NERC requirements, we have a robust cybersecurity plan in place and are subject to regular audits by an independent auditor approved by NERC. We routinely test our systems and facilities against these regulatory requirements in order to measure compliance, assess potential security risks, and identify areas for improvement. In addition, we provide cybersecurity training for our employees and perform exercises designed to raise employee awareness of cyberrisks on a regular basis. To date, cyberattacks on our business and operations have not had a material impact on our operations or financial results. Despite our efforts, if our systems or facilities were to be breached or disabled, we may be unable to recover them in a timely manner to fulfill critical business functions, including the supply of electric services to our customers, and we could experience decreases in revenues and increases in costs that could materially and adversely affect our results of operations, cash flows and financial condition.

In the course of our business, we also store and use customer, employee, and other personal information and other confidential and sensitive information, including personally identifiable information and personal financial information. If our or our third-party vendors’ systems were to be breached or disabled, sensitive and confidential information and other data could be compromised, which could result in liability or penalties under privacy laws, negative publicity, remediation costs and potential litigation, damages, consent orders, injunctions, fines and other relief.

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

One byproduct of burning coal and other fossil fuels is the emission of GHGs, including CO2. At the federal, state and regional levels, policies are under development or have been developed to regulate GHG emissions. In 2022, AES Indiana emitted approximately 12 million tons of CO2 from our power plants. AES Indiana uses CO2 emission estimation methodologies supported by “The Greenhouse Gas Protocol” reporting standard on GHG emissions. Our CO2 emissions are determined from emissions monitoring data and calculations using actual fuel heat inputs and fuel type CO2 emission factors.

There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our electric power generation facilities. However, in 2015, the EPA promulgated a rule establishing NSPS for CO2 emissions for newly constructed and modified/reconstructed fossil-fueled EUSGUs larger than 25 MW, and the EPA proposed revisions to this rule in December 2018. In addition, in July 2019, the EPA published the final ACE Rule along with associated revisions to implementing regulations, which established CO2 emission rules for existing power plants under CAA Section 111(d) and replaced the EPA's 2015 CPP, although the D.C. Circuit vacated and remanded the ACE Rule in January 2021. In addition, it is likely that there will be increased focus on climate change from a President Biden administration and any future Democrat-controlled U.S. Congress, both of which may result in additional legislation and regulations regarding GHG emissions.

In December 2015, the parties to the United Nations Framework Convention on Climate Change convened for the 21st Conference of the parties and the resulting Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. We anticipate that the Paris Agreement will continue the trend toward efforts to de-carbonize the global economy. Although the U.S. was officially able to withdraw from the Paris Agreement on November 4, 2020, on January 20, 2021, President Biden began the 30-day process of rejoining the Paris Agreement, which became effective for the U.S. on February 19, 2021. In November 2022, the international community gathered in Egypt at the 27th Conference to the Parties on the UN Framework Convention on Climate Change (“COP27”), during which multiple announcements were made, including the establishment of a loss and damage fund to support vulnerable countries dealing with the effects of climate change and certain pledges in the area of climate finance.

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

As a result of the EPAct and subsequent legislation affecting the electric utility industry, we have been required to comply with rules and regulations in areas including mandatory reliability standards, cybersecurity, transmission expansion and energy efficiency. We are currently unable to predict the long-term impact, if any, to our results of operations, financial condition and cash flows as a result of these rules and regulations. Complying with the regulatory environment to which we are subject requires us to expend a significant amount of funds and resources. The failure to comply with this regulatory environment could subject us to substantial financial costs and penalties and changes, either forced or voluntary, in the way we operate our business.

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

As of December 31, 2022, we had on a consolidated basis $3,016.8 million of indebtedness, including finance lease obligations, and total common shareholders’ equity of $1,090.5 million. AES Indiana had $2,153.8 million of first mortgage bonds outstanding as of December 31, 2022, which are secured by the pledge of substantially all of the assets of AES Indiana under the terms of AES Indiana’s mortgage and deed of trust. This level of indebtedness and related security has important consequences, including the following:

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

Mortgage Financing on Properties

AES Indiana’s mortgage and deed of trust secures first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage and deed of trust, substantially all property owned by AES Indiana is subject to a direct first mortgage lien securing indebtedness of $2,153.8 million at December 31, 2022. In addition, IPALCO has outstanding $880.0 million of debt obligations which are secured by its pledge of all of the outstanding common stock of AES Indiana.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of March 1, 2023, all of the outstanding common stock of IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). As a result, our stock is not listed for trading on any stock exchange.

Dividends

During the years ended December 31, 2022, 2021 and 2020, IPALCO declared and paid distributions to our shareholders totaling $102.0 million, $131.5 million and $108.7 million, respectively. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana and such other factors as our Board of Directors deems relevant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” of this Form 10-K for a discussion of limitations on dividends from AES Indiana. In order for us to make any dividend payments to our shareholders, we must, at the time and as a result of such dividends, either maintain certain credit ratings on our senior long-term debt or be in compliance with leverage and interest coverage ratios contained in IPALCO’s Third Amended and Restated Articles of Incorporation. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

Dividend and Capital Structure Restrictions

AES Indiana’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of AES Indiana issued under its mortgage remains outstanding, and subject to certain exceptions, AES Indiana is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to AES Indiana’s articles, no dividends may be paid or accrued, and no other distribution may be made on AES Indiana’s common stock unless dividends on all outstanding shares of AES Indiana preferred stock have been paid or declared and set apart for payment. On December 30, 2022 (the “Redemption Date”), AES Indiana redeemed all of its issued and outstanding preferred stock for $60.1 million (for further discussion, see Note 6, "Equity and Cumulative Preferred Stock - Cumulative Preferred Stock" to the Financial Statements of this Annual Report on Form 10-K). As of December 31, 2022, and as of the filing of this report, AES Indiana was in compliance with these restrictions.

AES Indiana is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement, which could happen if AES Indiana fails to comply with certain covenants. These covenants, among other things, require AES Indiana to maintain total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2022, and as of the filing of this report, AES Indiana was in compliance with all covenants and no event of default existed.

IPALCO’s Third Amended and Restated Articles of Incorporation contain provisions which state that IPALCO may not make a distribution to its shareholders or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no event of default (as defined in the articles) and no such event of default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, IPALCO’s leverage ratio does not exceed 0.67 to 1 and IPALCO’s interest coverage ratio is not less than 2.50 to 1 or, (b)(ii) if such ratios are not within the parameters, IPALCO’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2022, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data which should be read in conjunction with our Financial Statements of this Annual Report on Form 10-K and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The “Results of Operations” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” addresses significant fluctuations in operating data. IPALCO is owned by AES U.S. Investments and CDPQ, and therefore does not report income or dividends on a per-share basis. Other data that management believes is important in understanding trends in our business is also included in this table.

	Years Ended December 31,
	2022	2021	2020	2019	2018
	(In Thousands)
Statement of Operations Data:
Revenues	$1,791,711	$1,426,132	$1,352,985	$1,481,643	$1,450,505
Operating income	$233,150	$250,670	$262,532	$296,752	$236,358
Income from operations before income tax	$118,485	$148,123	$138,559	$167,921	$147,474
Net income	$96,626	$119,182	$109,967	$132,393	$134,025
Balance Sheet Data (end of period):
Total assets	$5,589,214	$5,239,767	$4,969,919	$4,928,669	$4,862,053
Long-term debt (less current maturities)	$3,016,810	$2,671,656	$2,556,278	$2,092,430	$2,649,064
Common shareholders’ equity	$1,090,518	$794,600	$520,988	$546,476	$573,266
Cumulative preferred stock of subsidiary	$—	$59,784	$59,784	$59,784	$59,784
Other Data:
Capital expenditures(1)	$496,510	$291,546	$235,736	$219,242	$235,764

(1)Capital expenditures includes $0 thousand, $36 thousand, $36 thousand, $5,623 thousand and $11,429 thousand of payments for financed capital expenditures in 2022, 2021, 2020, 2019 and 2018, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Financial Statements of this Annual Report on Form 10-K and the notes thereto. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Forward-Looking Statements” and “Item 1A. Risk Factors.” For a list of certain terms, abbreviations or acronyms in this discussion, see “Glossary of Terms” at the beginning of this Form 10-K.

OVERVIEW OF 2022 RESULTS AND STRATEGIC PERFORMANCE

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

EXECUTIVE SUMMARY

Compared with the prior year, the results for the year ended December 31, 2022 reflect lower income from operations before income tax of $29.6 million, or 20%, primarily due to factors including, but not limited to:

$ in millions	2022 vs. 2021
Decrease due to a charge to power purchased costs resulting from settlement of the FAC sub-docket on the Eagle Valley CCGT extended outage	$(27.8)
Decrease due to higher maintenance expenses	(13.0)
Decrease due to higher depreciation expense from additional assets placed in service	(10.4)
Decrease in DSM shared savings and lost revenues	(6.1)
Increase in retail margin primarily due to higher demand	18.6
Increase in TDSIC rider revenues	13.1
Other	(4.0)
Net change in income from operations before income tax	$(29.6)

RESULTS OF OPERATIONS

The following review of consolidated results of operations and "Capital Resources and Liquidity" sections compare the results for the year ended December 31, 2022 to the results for the year ended December 31, 2021. For discussion comparing the results for the year ended December 31, 2021 to the results for the year ended December 31, 2020, see Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K, filed with the SEC on February 28, 2022. In addition to the discussion on operations below, please see the “Statistical Information on Operations” table included in “Item 1. Business” of this report for additional data such as kWh sales and number of customers by customer class.

Statements of Operations Highlights

	Years Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
(In Thousands)	2022	2021	2020	$	%	$	%
REVENUES	$1,791,711	$1,426,132	$1,352,985	$365,579	25.6%	$73,147	5.4%

OPERATING COSTS AND EXPENSES:
Fuel	568,676	255,817	247,105	312,859	122.3%	8,712	3.5%
Power purchased	199,860	175,025	135,767	24,835	14.2%	39,258	28.9%
Operation and maintenance	493,674	449,746	416,169	43,928	9.8%	33,577	8.1%
Depreciation and amortization	266,504	256,085	246,896	10,419	4.1%	9,189	3.7%
Taxes other than income taxes	33,048	44,419	44,516	(11,371)	(25.6)%	(97)	(0.2)%
Other, net	(3,201)	(5,630)	—	2,429	(43.1)%	(5,630)	—%
Total operating costs and expenses	1,558,561	1,175,462	1,090,453	383,099	32.6%	85,009	7.8%

OPERATING INCOME	233,150	250,670	262,532	(17,520)	(7.0)%	(11,862)	(4.5)%

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	4,784	5,412	4,574	(628)	(11.6)%	838	18.3%
Interest expense	(131,232)	(125,626)	(129,493)	(5,606)	4.5%	3,867	(3.0)%
Loss on early extinguishment of debt	(237)	—	(2,424)	(237)	—%	2,424	(100.0)%
Other income / (expense), net	12,020	17,667	3,370	(5,647)	(32.0)%	14,297	424.2%
Total other income / (expense), net	(114,665)	(102,547)	(123,973)	(12,118)	11.8%	21,426	(17.3)%

INCOME FROM OPERATIONS BEFORE INCOME TAX	118,485	148,123	138,559	(29,638)	(20.0)%	9,564	6.9%

Less: income tax expense	21,859	28,941	28,592	(7,082)	(24.5)%	349	1.2%
NET INCOME	96,626	119,182	109,967	(22,556)	(18.9)%	9,215	8.4%

Less: dividends on and redemption of preferred stock	3,509	3,213	3,213	296	9.2%	—	—%
NET INCOME APPLICABLE TO COMMON STOCK	$93,117	$115,969	$106,754	$(22,852)	(19.7)%	$9,215	8.6%

Revenues

Revenues increased in 2022 from the prior year by $365.6 million, which resulted from the following changes (dollars in thousands):

	2022	2021	Change	% Change
Revenues:
Retail Revenues	$1,618,342	$1,386,679	$231,663	16.7%
Wholesale Revenues	148,517	25,059	123,458	492.7%
Miscellaneous Revenues	24,852	14,394	10,458	72.7%
Total Revenues	$1,791,711	$1,426,132	$365,579	25.6%
Heating Degree Days(1):
Actual	5,281	4,946	335	6.8%
30-year Average	5,244	5,250
Cooling Degree Days(1):
Actual	1,295	1,308	(13)	(1.0)%
30-year Average	1,171	1,152

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

The following table presents additional data on kWh sold:

	2022	2021	kWh Change	% Change
kWh Sales (In Millions):
Residential	5,305	5,172	133	2.6%
Small commercial and industrial	1,823	1,774	49	2.8%
Large commercial and industrial	6,091	6,006	85	1.4%
Public lighting	18	21	(3)	(14.3)%
Sales – retail customers	13,237	12,973	264	2.0%
Wholesale	2,148	908	1,240	136.6%
Total kWh sold	15,385	13,881	1,504	10.8%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the year ended December 31, 2022 as compared to the prior year:

The increase in revenues of $365.6 million was primarily due to the following:

$ in millions	2022 vs. 2021
Retail revenues:

Volume:
Net increase in the volume of kWh sold, primarily due to higher weather-normalized demand, as well as favorable weather in our service territory versus the comparable period	$27.3
Price:
Net increase in the weighted average price of retail kWh sold primarily due to higher fuel and TDSIC rider revenues, partially offset by lower Off System Sales and Capacity rider revenues	209.4

Other:
Mostly due to decreases in alternative revenues programs as a result of higher DSM shared savings in the prior period	(5.0)

Net change in retail revenues	231.7

Wholesale revenues:

Volume:
Net increase in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	34.2
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	89.2

Net change in wholesale revenues	123.4

Miscellaneous revenues
Mostly due to increase in capacity revenues of $11.0 million due to significantly higher clearing prices in the 2022-2023 MISO auction	10.5

Net change in revenues	$365.6

Operating Costs and Expenses

The following table illustrates changes in Operating costs and expenses from 2021 to 2022 (in thousands):

	Years Ended
	December 31,
	2022	2021	$ Change	% Change
Operating costs and expenses:
Fuel	$568,676	$255,817	$312,859	122.3%
Power purchased	199,860	175,025	24,835	14.2%
Operation and maintenance	493,674	449,746	43,928	9.8%
Depreciation and amortization	266,504	256,085	10,419	4.1%
Taxes other than income taxes	33,048	44,419	(11,371)	(25.6)%
Other, net	(3,201)	(5,630)	2,429	(43.1)%
Total operating costs and expenses	$1,558,561	$1,175,462	$383,099	32.6%

Fuel

The increase in fuel costs of $312.9 million was primarily due to the following:

$ in millions	2022 vs. 2021
Volume:
Coal	$(6.2)
Natural gas	81.0
Oil	(0.2)
Net change in volume	74.6
Price:
Coal	51.8
Natural gas	99.2
Oil	1.8
Deferred fuel	85.5
Net change in price	238.3

Net change in fuel expense	$312.9

The increase in volume during 2022 is primarily due to lower unit availability in 2021 due to the timing and duration of outages, primarily an extended outage at the Eagle Valley CCGT that began in April 2021 until mid-March 2022. The increase in the price of fuel during 2022 is reflective of higher market prices for coal and natural gas. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. For further discussion, please see Note 2, "Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income” to the Financial Statements of this Annual Report on Form 10-K. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The increase in purchased power costs of $24.8 million was primarily due to the following:

$ in millions	2022 vs. 2021
Volume:
Net change in the volume of power purchased primarily due to AES Indiana's generation units running more frequently, as well as the timing and duration of outages, during these respective periods	$(74.5)
Price:
Market prices	35.1
Deferred purchased power	36.6
Charge recorded in the third quarter of 2022 resulting from the settlement of the FAC sub-docket on the Eagle Valley CCGT unplanned outage	27.8
Net change in price	99.5

Other, net	(0.2)

Net change in power purchased costs	$24.8

The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The Eagle Valley CCGT was on unplanned outage from late April 2021 until mid-March 2022, impacting several FAC periods. The IURC initiated a sub-docket in FAC-133 (IURC Cause No. 38703-FAC-133 S1) to examine the impact of the Eagle Valley extended outage, which was settled in October 2022 and approved by the IURC in January 2023. For further discussion, please see Note 2, "Regulatory Matters - Regulatory Assets and Liabilities - Deferred Fuel" to the Financial Statements of this Annual Report on Form 10-K. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased.

Operation and Maintenance

The increase in Operation and maintenance expense of $43.9 million was primarily due to the following:

$ in millions		2022 vs. 2021
Increase in maintenance expenses primarily due to plant-related projects, tree trimming, and distribution maintenance		$13.0
Increase in contracted services expenses primarily due to distribution and storm related costs		7.6
Increase in DSM program costs (these program costs are recoverable through customer rates and are offset by an increase in DSM revenues)		5.7
Increase in chemicals expenses		3.8
Increase in insurance premiums	3.2	3.2
Increase in bad debt expense		2.9
Increase in compensation and benefit expenses, primarily health insurance costs		2.6
Increase in charges from the Service Company		2.5
Other, net		2.6
Net change in operation and maintenance costs		$43.9

Depreciation and Amortization

The increase in Depreciation and amortization expense of $10.4 million was mostly attributed to the impact of additional assets placed in service.

Taxes Other Than Income Taxes

The decrease in Taxes other than income taxes of $11.4 million was mostly attributed to the repeal of the URT. For further discussion, please see Note 2, "Regulatory Matters - House Bill 1002" to the Financial Statements of this Annual Report on Form 10-K.

Other, Net

The change in Other, net of $2.4 million was attributed to (i) a $5.6 million gain on acquisition recorded in the prior year for the difference between the consideration transferred and the assets and liabilities recognized related to the Hardy Hills Solar Project, partially offset by (ii) a $3.2 million gain recorded in the current year (first quarter of 2022) on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - Hardy Hills Solar Project " to the Financial Statements of this Annual Report on Form 10-K for more information.

Other Income / (Expense), Net

The following table illustrates changes in Other income / (expense), net from 2021 to 2022 (in thousands):

	Years Ended
	December 31,
	2022	2021	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$4,784	$5,412	$(628)	(11.6)%
Interest expense	(131,232)	(125,626)	(5,606)	4.5%
Loss on early extinguishment of debt	(237)	—	(237)	—%
Other income / (expense), net	12,020	17,667	(5,647)	(32.0)%
Total other income/(expense), net	$(114,665)	$(102,547)	$(12,118)	11.8%

Interest Expense

The increase in Interest expense of $5.6 million was primarily due to (i) higher interest expense on debt of $5.1 million (mostly due to the $200 million AES Indiana Term Loan Agreement entered into in June 2022 and the debt issuance of $350 million AES Indiana first mortgage bonds in November 2022) and (ii) higher amortization of unrealized losses on interest rate hedges of $2.4 million, partially offset by (iii) an increase in the allowance for borrowed funds used during construction of $3.4 million.

Other Income/(Expense), Net

The decrease in Other income/(expense), net of $5.6 million was primarily due to a decrease in defined benefit plan income of $5.2 million mostly as a result of a lower expected return on plan assets compared to the prior year.

Income Tax Expense

The following table illustrates changes in income tax expense from 2021 to 2022 (in thousands):

	Years Ended
	December 31,
	2022	2021	$ Change	% Change
Income tax expense	$21,859	$28,941	$(7,082)	(24.5)%

The decrease in income tax expense of $7.1 million was primarily due to lower pretax income versus the comparable period.

KEY TRENDS AND UNCERTAINTIES

During 2023 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:
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

Operational

Trade Restrictions and Supply Chain

On March 29, 2022, the U.S. Department of Commerce (“Commerce”) announced the initiation of an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand and Vietnam are circumventing antidumping and countervailing duty orders on solar cells and panels from China. This investigation resulted in disruptions to the import of solar panels from Southeast Asia. On July 6, 2022, President Biden issued a Proclamation waiving any tariffs that result from this investigation for a 24-month period. Following President Biden’s Proclamation, suppliers in Southeast Asia have begun importing panels again to the U.S. On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four South Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to many but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers were manufactured outside of China or if no more than two out of six specifically identified components were produced in China. These preliminary determinations could be modified and final determinations from Commerce are expected in May 2023. Additionally, certain suppliers have been blocked from importing solar cells and panels to the U.S. under the Uyghur Forced Labor Prevention Act (UFLPA). The UFLPA seeks to block the import of products made with forced labor in certain areas of China. We are monitoring the impacts of these matters on AES Indiana's solar projects.

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

COVID-19 Pandemic

The COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility in financial markets intermittently in the last three years. Throughout the COVID-19 pandemic we have conducted our essential operations without significant disruption. We take a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate.

The COVID-19 pandemic primarily impacted our retail sales demand. Retail sales demand decreased in 2020 mostly from commercial and industrial customers but has recovered. While we continued to experience some COVID-19 impacts in 2022, such impacts have not been material nor do we expect they will be material, particularly if reduced social distancing measures and improvements in energy demand continue. The magnitude and duration of the COVID-19 pandemic is unknown at this time, however, and could have material and adverse effects on our results of operations, financial condition and cash flows in future periods. Also see "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

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

We account for renewable projects according to U.S. GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity partners at the time of its creation, which for projects utilizing the investment tax credit (ITC), is in the quarter the project begins commercial operation. For projects utilizing the production tax credit, this value is recognized over 10 years as the facility produces energy. We did not realize any benefit related to the IRA in 2022.

The implementation of the IRA is expected to require substantial guidance from the U.S. Department of Treasury and other government agencies. While that guidance is pending, there will be uncertainty with respect to the implementation of certain provisions of the IRA.

U.S. Income Tax

The macroeconomic and political environments in the U.S. have changed during 2021 and 2022. This could result in significant impacts to tax law. An example of this is the Inflation Reduction Act of 2022 ("IRA"), which expands and extends incentives related to investment in renewable energy. We continue to evaluate the applicability and effect of the new law on AES Indiana.

Inflation

In the markets in which we operate, there have been higher rates of inflation recently. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our construction projects. AES Indiana may have the ability to recover operations and maintenance costs through the regulatory process, however, timing impacts on recovery may vary. In addition, the cost of fuel, specifically coal and natural gas, has risen and may remain at current levels or continue to rise further into 2023. Our exposure to fluctuations in the price of fuel is limited because of our FAC. If we are unable to timely or fully recover our fuel and purchased power costs, however, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Reference Rate Reform

In July 2017, the UK Financial Conduct Authority announced that it intended to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association has determined that it will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. We hold derivative contracts that use LIBOR as an interest rate benchmark. In order to facilitate an organized transition from LIBOR to alternative benchmark rate(s), we have established a process to measure and mitigate risks associated with the cessation of LIBOR. As part of this initiative, alternative benchmark rates have been, and continue to be, assessed, and implemented for newly executed agreements. Interest rate derivatives address the LIBOR transition through the adoption of the ISDA 2020 IBOR Fallbacks Protocol and subsequent amendments. To the extent that the terms of the derivative instruments do not align following the cessation of LIBOR rates, we will seek to negotiate contract amendments with counterparties or additional derivatives contracts.

Bipartisan Infrastructure Law (Infrastructure Investment and Jobs Act)

In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over the next five years across the United States. The BIL’s energy-related provisions include new federal funding for power grid infrastructure and resiliency investments, new and existing energy efficiency and weatherization programs, electric vehicle infrastructure for public chargers and additional Low Income Home Energy Assistance Program funding. AES Indiana has identified potential opportunities associated with the BIL and is actively submitting concept papers and grants for those that align with its strategy going forward.

Regulatory

For a discussion of the regulatory environment related to our business, see “Item 1. Business – Regulation” and Note 2, “Regulatory Matters” to the Financial Statements of this Annual Report on Form 10-K.

2022 IRP

AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas by the end of 2025. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. For further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of this Annual Report on Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2022, we had unrestricted cash and cash equivalents of $201.5 million and available borrowing capacity of $350 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 26, 2024. In November 2021, AES Indiana received an order from the IURC granting authority through December 31, 2024 to, among other things, issue up to $740 million in aggregate principal amount of long-term debt, of which $390 million remains available under the order as of December 31, 2022. This order also grants authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $400 million remains available under the order as of December 31, 2022. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2022. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Cash Flows

The following table provides a summary of our cash flows:

	Years ended December 31,			$ Change
	2022	2021	2020	2022 vs. 2021
	(in thousands)			(in thousands)
Net cash provided by operating activities	$346,346	$225,217	$295,425	$121,129
Net cash used in investing activities	(525,087)	(368,715)	(275,769)	(156,372)
Net cash provided by (used in) financing activities	373,377	123,793	(41,586)	249,584
Net change in cash and cash equivalents	194,636	(19,705)	(21,930)	214,341
Cash, cash equivalents and restricted cash at beginning of period	6,917	26,622	48,552	(19,705)
Cash and cash equivalents at end of period	$201,553	$6,917	$26,622	$194,636

The following cash flow discussion compares the cash flows for the year ended December 31, 2022 to the cash flows for the year ended December 31, 2021. For discussion comparing the cash flows for the year ended December 31, 2021 to the cash flows for the year ended December 31, 2020, see Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K, filed with the SEC on February 28, 2022

2022 versus 2021

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows:

	Years ended December 31,			$ Change
	2022	2021	2020	2022 vs. 2021
	(in thousands)			(in thousands)
Net income	$96,626	$119,182	$109,967	$(22,556)
Depreciation and amortization	266,504	256,085	246,896	10,419
Amortization of debt premium	3,914	3,915	3,942	(1)
Deferred income taxes and investment tax credit adjustments	(6,706)	(7,378)	2,854	672
Loss on early extinguishment of debt	237	—	2,424	237
Allowance for equity funds used during construction	(4,784)	(5,412)	(4,574)	628
Gain on acquisition	—	(5,630)	—	5,630
Net income, adjusted for non-cash items	355,791	360,762	361,509	(4,971)
Net change in operating assets and liabilities	(9,445)	(135,545)	(66,084)	126,100
Net cash provided by operating activities	$346,346	$225,217	$295,425	$121,129

The net change in operating assets and liabilities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was driven by the following (in thousands):

Increase from short-term and long-term regulatory assets and liabilities is primarily due to higher FAC collections in the current year	$143,622
Increase from accrued and other liabilities due to an increase in customer deposits and the payment of legal settlements in the prior year	19,549
Decrease from inventory due to increases in purchases in coal inventory and higher coal prices in the current year	(35,472)
Other	(1,599)
Net change in operating assets and liabilities	$126,100

Investing Activities

Net cash used in investing activities increased $156.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures primarily due to higher growth related capital expenditures from TDSIC Plan investments and the construction of the Hardy Hills Solar Project, as well as higher maintenance related capital expenditures	$(205,000)
Increase due to purchase of intangibles in 2021	26,261
Lower cash outflows on cost of removal due to timing of such payments	11,312
Other	11,055
Net change in investing activities	$(156,372)

Financing Activities

Net cash used in financing activities decreased $249.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, which was primarily driven by (in thousands):

Increase from debt issuances, including $350 million AES Indiana first mortgage bonds in November 2022	$350,000
Lower distributions to shareholders	29,490
Decrease from the redemption of preferred stock	(60,080)
Decrease due to higher net repayments under AES Indiana's revolving credit facilities	(45,000)
Lower equity capital contributions from shareholders	(22,000)
Other	(2,826)
Net change in financing activities	$249,584

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2023 through 2025 is currently estimated to cost approximately $2.0 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2023	2024	2025	from 2023 through 2025
Transmission and distribution related additions, improvements and extensions	$168	$158	$163	$489	(1)
TDSIC Plan investments	193	189	212	594	(2)
Power generation related projects	342	348	121	811	(3)
Other miscellaneous equipment	48	28	23	99
Total estimated costs of capital expenditure program	$751	$723	$519	$1,993

(1) Additions, improvements and extensions to AES Indiana's transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

(2) Includes spending under AES Indiana's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through December 31, 2022 were $483.1 million.

(3) Includes spending for AES Indiana's power generation and renewable energy projects

The amounts described in the capital expenditure program above include spending under AES Indiana's 2022 IRP filed with the IURC in December 2022 for the three-year period from 2023 through 2025. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of this Annual Report on Form 10-K for further discussion. Additionally, estimated capital expenditure spending on environmental compliance costs for the three-year period from 2023 through 2025 includes plans to spend approximately $2.7 million for studies related to cooling water intake requirements in section 316(b) of the CWA. Please see “Item 1. Business - Environmental Matters - Cooling Water Intake Regulations" for additional details.

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

Liquidity

We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing Credit Agreement will be adequate to meet our anticipated operating needs, including interest expense on our debt and dividends to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to interest rate and commodity hedges, taxes and dividend payments. For 2023 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing, funds from tax equity contributions, and parent capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under our existing Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

Indebtedness

Significant Debt Transactions

For further discussion of our significant debt transactions, please see Note 7, “Debt” to the Financial Statements of this Annual Report on Form 10-K.

Line of Credit

AES Indiana entered into a second amendment and restatement of its $350 million revolving Credit Agreement on December 22, 2022 with a syndication of bank lenders, as discussed in Note 7, “Debt - Line of Credit” to the Financial Statements of this Annual Report on Form 10-K.

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at December 31, 2022
AES Indiana	Revolving	December 2027	$350.0	$350.0

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

Contractual Cash Obligations

Our non-contingent contractual obligations as of December 31, 2022 are set forth below:

	Payments due in:
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Short-term and long-term debt	$3,033.8	$—	$485.0	$90.0	$2,458.8
Interest obligations	1,896.6	137.2	253.1	240.1	1,266.2
Finance lease obligations	41.7	0.8	1.7	1.7	37.5
Purchase obligations:
Coal, gas, purchased power and
related transportation	1,188.8	323.3	331.1	232.4	302.0
Other	422.4	349.1	59.5	8.8	5.0
Total	$6,583.3	$810.4	$1,130.4	$573.0	$4,069.5

Short-term and long-term debt:

Our short-term and long-term debt at December 31, 2022 consists of outstanding borrowings on the Credit Agreement, AES Indiana first mortgage bonds and IPALCO long-term debt. These long-term debt amounts include current maturities but exclude unamortized debt discounts and deferred financing costs. See Note 7, "Debt" to the Financial Statements of this Annual Report on Form 10-K.

Interest obligations:

Interest payment obligations are associated with the short-term and long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2022.

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

Purchase orders and other contractual obligations:

At December 31, 2022, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates, as well as obligations under long term construction contracts. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives (see Note 5, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 8, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 9, "Benefit Plans") and (v) contingencies (see Note 10, "Commitments and Contingencies"). See the indicated notes to the Financial Statements of this Annual Report on Form 10-K for additional information on the items excluded.

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

Revenue Recognition

For information regarding the nature of our revenue streams and our critical accounting policies affecting revenue recognition, please see Note 1, “Overview and Summary of Significant Accounting Policies - Revenues and Accounts Receivable” and Note 13, "Revenues" to the Financial Statements of this Annual Report on Form 10-K.

Income Taxes

We are subject to federal and state income taxes. Our income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the potential outcome of tax examinations when determining the adequacy of our income tax provisions by considering the technical merits of the filing position, case law, and results of previous tax examinations. Accounting guidance for uncertainty in income taxes prescribes a more-likely-than-not recognition threshold and measurement requirements for financial statement reporting of our income tax positions. If tax positions do not meet the more-likely-than-not threshold, reserves will be established. These reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While we have reasonably determined that a tax reserve is not required as of December 31, 2022, it is possible that the ultimate outcome of future examinations may be materially different than our current assessment of uncertain tax positions. Please see Note 1, “Overview and Summary of Significant Accounting Policies - Income Taxes” and Note 8, "Income Taxes" to the Financial Statements of this Annual Report on Form 10-K for more information.

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

The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific orders from the IURC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period income. Our regulatory assets and liabilities have been created pursuant to specific orders of the IURC or established regulatory practices, such as other utilities under the jurisdiction of the IURC being granted recovery of similar costs. It is probable, but not certain, that these regulatory assets will be recoverable, subject to IURC approval.

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

Pension Plans

The valuation of our benefit obligation, fair value of plan assets, and net periodic benefit costs requires various estimates and assumptions, the most significant of which include the discount rate and expected return on plan assets. We review these and other assumptions, such as mortality, on an annual basis. Please see Note 1, “Overview and Summary of Significant Accounting Policies - Pension and Postretirement Benefits” and Note 9, "Benefit Plans" to the Financial Statements of this Annual Report on Form 10-K for more information.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

The primary market risks to which we are exposed are those associated with environmental regulation, debt and equity investments, fluctuations in interest rates and the prices of SO2 and NOx allowances and certain raw materials. We sometimes use financial instruments and other contracts to hedge against such fluctuations, including, on a limited basis, financial and commodity derivatives. We generally do not enter into derivative instruments for trading or speculative purposes. Our U.S. Risk Management Committee (U.S. RMC), comprised of members of senior management, is responsible for establishing risk management policies and the monitoring and reporting of risk exposures related to our operations. The U.S. RMC meets on a regular basis with the objective of identifying, assessing and quantifying material risk issues and developing strategies to manage these risks.

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

Wholesale Sales

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO day-ahead and real-time markets. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, the demand by load-serving entities, and the formation of AES Indiana’s offers into the market. Our wholesale revenues are generated primarily from sales directly to the MISO energy market. The average price per MWh we sold in the wholesale market was $69.14, $27.60 and $24.91 in 2022, 2021 and 2020, respectively. For the periods presented in the Financial Statements of this Annual Report on Form 10-K, a decline in wholesale prices could have had a negative impact on wholesale margins, because most of our non-fuel costs are fixed in the short term and lower wholesale prices can result in lower wholesale volumes sold. However, the impact is limited as the 2018 Base Rate Order provides that annual wholesale margins earned above (or below) a benchmark of $16.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Our wholesale revenues represented 4.3% of our total electric revenues over the past five years. As a result, we anticipate that a 10% change in the market price for wholesale electricity would not have a material impact on our results of operations.

Fuel

We have limited exposure to commodity price risk for the purchase of coal and natural gas, the primary fuels used by us for the production of electricity. We manage this risk for coal by providing for a significant portion of our current projected burn through 2023 and approximately 76% of our current projected burn for the three-year period ending December 31, 2025, under long-term contracts. In addition, AES Indiana has established physical natural gas hedges for firm supply over a two year period in accordance with a hedge program approved by the IURC. Pricing provisions in some of our long-term contracts allow for price changes under certain circumstances. Our exposure to fluctuations in the price of fuel is limited because pursuant to Indiana law, we apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

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

Equity Price Risk

Our Pension Plans are impacted significantly by the economy as a result of the Pension Plans being invested in common equity securities. The performance of the Pension Plans’ investments in such common equity securities and other instruments impacts our earnings as well as our funding liability. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $8.5 million reduction in fair value as of December 31, 2022 and approximately a $5.9 million increase to the 2023 pension expense. Please see Note 9, “Benefit Plans” to the Financial Statements of this Annual Report on Form 10-K for additional Pension Plan information.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, AES Indiana’s Credit Agreement bears interest at a variable rate based either on the Prime interest rate or on the SOFR. Fair values relating to financial instruments are dependent upon prevalent market rates of interest. At December 31, 2022, we had approximately $3,033.8 million principal amount of fixed rate debt and no variable rate debt outstanding. In regard to our fixed rate debt, the interest rate risk with respect to long-term debt primarily relates to the potential impact a decrease in interest rates has on the fair value of our fixed-rate debt and not on our financial condition or results of operations. Our interest rate risk on our fixed-rate debt is associated with refinancing activity.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed-rate	$—	$445.0	$40.0	$90.0	$—	$2,458.8	$3,033.8	$2,775.6
Variable-rate	—	—	—	—	—	—	—	—
Total Indebtedness	$—	$445.0	$40.0	$90.0	$—	$2,458.8	$3,033.8	$2,775.6
Weighted Average Interest Rates by Maturity	N/A	3.648%	0.650%	0.883%	N/A	4.877%	4.523%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IPALCO Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income / (loss), common shareholders’ equity and cumulative preferred stock of subsidiary, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Regulatory Accounting
Regulatory Accounting
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company applies the provisions of FASB Accounting Standards Codification 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the Indiana Utility Regulatory Commission and the Federal Energy Regulatory Commission. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory liabilities generally represent obligations to provide refunds or future rate reductions to customers for previous overcollections or the deferral of revenues collected for costs that the Company expects to incur in the future. Accounting for the economics of rate regulation affects multiple consolidated financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; revenues; and depreciation expense, and related disclosures in the Company’s consolidated financial statements.
Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the consolidated financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred through December 31, 2022, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the consolidated financial statements and related disclosures.
How We Addressed the Matter in Our Audit	To evaluate the Company’s significant judgments in accounting for regulatory assets and liabilities, our audit procedures included, among others, reviewing relevant regulatory orders, statutes and interpretations; filings made by intervening parties; and other publicly available information, to assess the likelihood of recovery of regulatory assets in future rates or of a refund or future reduction in rates for regulatory liabilities based on precedents for the treatment of similar costs under similar circumstances. We evaluated the Company’s assertions regarding the probability of recovery of regulatory assets or refund or future reduction in rates for regulatory liabilities, to assess the Company’s assertion that amounts are probable of recovery or of a refund or future reduction in rates.

Asset Retirement Obligations
Regulatory Accounting
Description of the Matter	At December 31, 2022, the Company’s asset retirement obligations (“ARO”) totaled $218.7 million. As described in Note 3 to the consolidated financial statements, the Company’s ARO liabilities relate primarily to environmental compliance involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The Company recorded adjustments to its ARO liabilities of $45.8 million during 2022 primarily to reflect revisions to cash flow and timing estimates due to increases to estimated ash pond closure costs and accelerated landfill closure dates.
Auditing the Company’s ARO liabilities was complex and highly judgmental due to the significant estimation required by management to determine the estimated cost estimates of the legal obligations associated with the Company’s generating plants, transmission system and distribution system. In particular, the estimate was sensitive to significant assumptions including the scope and method of decommissioning and timing of related cash flows.
How We Addressed the Matter in Our Audit	To test the Company’s ARO liability estimates, our audit procedures included evaluating the appropriateness of the Company’s methodology, interviewing members of the Company’s environmental staff and testing significant assumptions and inputs including the timing of activities, projected closure dates and the method of decommissioning. We involved our specialists in our assessment of the Company’s ARO liabilities including reviewing the Company’s methodology, evaluating the reasonableness of the cost estimates and assumptions, and assessing completeness of the estimates with respect to regulatory requirements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Indianapolis, Indiana
March 1, 2023

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2022, 2021 and 2020
	2022	2021	2020
	(In Thousands)
REVENUES	$1,791,711	$1,426,132	$1,352,985

OPERATING COSTS AND EXPENSES:
Fuel	568,676	255,817	247,105
Power purchased	199,860	175,025	135,767
Operation and maintenance	493,674	449,746	416,169
Depreciation and amortization	266,504	256,085	246,896
Taxes other than income taxes	33,048	44,419	44,516
Other, net	(3,201)	(5,630)	—
Total operating costs and expenses	1,558,561	1,175,462	1,090,453

OPERATING INCOME	233,150	250,670	262,532

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	4,784	5,412	4,574
Interest expense	(131,232)	(125,626)	(129,493)
Loss on early extinguishment of debt	(237)	—	(2,424)
Other income / (expense), net	12,020	17,667	3,370
Total other income / (expense), net	(114,665)	(102,547)	(123,973)

INCOME FROM OPERATIONS BEFORE INCOME TAX	118,485	148,123	138,559

Less: income tax expense	21,859	28,941	28,592
NET INCOME	96,626	119,182	109,967

Less: dividends on and redemption of preferred stock	3,509	3,213	3,213
NET INCOME APPLICABLE TO COMMON STOCK	$93,117	$115,969	$106,754

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2022, 2021 and 2020
	2022	2021	2020
	(In Thousands)
Net income	$96,626	$119,182	$109,967

Derivative activity:
Change in derivative fair value, net of income tax effect of $(15,309), $(3,441) and $8,876, for each respective period	46,245	10,393	(27,779)
Reclassification to earnings, net of income tax effect of $(1,798), $(1,199) and $(1,313), for each respective period	5,431	3,620	4,109
Net change in fair value of derivatives	51,676	14,013	(23,670)

Other comprehensive income/(loss)	51,676	14,013	(23,670)

Less: dividends on and redemption of preferred stock	3,509	3,213	3,213

Comprehensive income	$144,793	$129,982	$83,084

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
	December 31, 2022	December 31, 2021
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,548	$6,912
Accounts receivable, net of allowance for credit losses of $1,117 and $647, respectively	216,523	179,136
Inventories	123,608	101,899
Regulatory assets, current	119,723	63,813
Taxes receivable	18,000	15,566
Prepayments and other current assets	27,427	40,173
Total current assets	706,829	407,499
NON-CURRENT ASSETS:
Property, plant and equipment	6,982,314	6,643,929
Less: Accumulated depreciation	3,243,968	2,895,881
	3,738,346	3,748,048
Construction work in progress	294,985	210,297
Total net property, plant and equipment	4,033,331	3,958,345
OTHER NON-CURRENT ASSETS:
Intangible assets - net	138,978	106,316
Regulatory assets, non-current	593,939	656,977
Pension plan assets	33,611	49,182
Derivative assets, non-current	12,172	—
Other non-current assets	70,354	61,448
Total other non-current assets	849,054	873,923
TOTAL ASSETS	$5,589,214	$5,239,767
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 7 and 14)	$—	$60,294
Accounts payable	189,845	179,834
Accrued taxes	22,474	25,898
Accrued interest	33,447	30,634
Customer deposits	35,097	28,916
Regulatory liabilities, current	23,348	4,241
Accrued and other current liabilities	19,014	18,696
Total current liabilities	323,225	348,513
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 7 and 14)	3,016,810	2,671,656
Deferred income tax liabilities	312,641	290,727
Regulatory liabilities, non-current	612,585	826,709
Accrued other postretirement benefits	3,085	4,290
Asset retirement obligations	218,729	189,509
Derivative liabilities, non-current	—	49,382
Other non-current liabilities	11,621	4,597
Total non-current liabilities	4,175,471	4,036,870
Total liabilities	4,498,696	4,385,383
COMMITMENTS AND CONTINGENCIES (see Note 10)
SHAREHOLDERS' EQUITY:
Paid in capital	1,068,357	848,565
Accumulated other comprehensive income / (loss)	22,269	(29,407)
Accumulated deficit	(108)	(24,558)
Total common shareholders' equity	1,090,518	794,600
Cumulative preferred stock of subsidiary	—	59,784
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,589,214	$5,239,767

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:	(In Thousands)
Net income	$96,626	$119,182	$109,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,504	256,085	246,896
Amortization of deferred financing costs and debt discounts	3,914	3,915	3,942
Deferred income taxes and investment tax credit adjustments - net	(6,706)	(7,378)	2,854
Loss on early extinguishment of debt	237	—	2,424
Allowance for equity funds used during construction	(4,784)	(5,412)	(4,574)
Gain on acquisition	—	(5,630)	—
Change in certain assets and liabilities:
Accounts receivable	(37,387)	(13,943)	(4,103)
Inventories	(47,489)	(12,017)	(15,240)
Accounts payable	32,038	21,417	(20,322)
Accrued and other current liabilities	6,532	(13,017)	(8,214)
Accrued taxes payable/receivable	(5,858)	638	6,695
Accrued interest	2,813	(1,099)	(3,601)
Pension and other postretirement benefit assets and liabilities	(8,727)	(16,592)	(6,991)
Short-term and long-term regulatory assets and liabilities	38,863	(104,759)	(13,390)
Prepayments and other current assets	19,056	(4,593)	(578)
Other long term liabilities	(14,384)	10,446	4,421
Other - net	5,098	(2,026)	(4,761)
Net cash provided by operating activities	346,346	225,217	295,425
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(496,510)	(291,510)	(235,700)
Project development costs	(3,910)	(1,304)	(2,401)
Cost of removal payments	(23,948)	(35,260)	(19,484)
Purchase of intangibles	—	(26,261)	—
Other	(719)	(14,380)	(18,184)
Net cash used in investing activities	(525,087)	(368,715)	(275,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	300,000	320,000	115,000
Repayments under revolving credit facilities	(360,000)	(335,000)	(40,000)
Short-term borrowings	200,000	—	—
Repayment of short-term borrowings	(200,000)	—	—
Long-term borrowings	350,000	95,000	565,000
Retirement of long-term debt, including early payment premium	—	(95,000)	(562,135)
Distributions to shareholders	(101,986)	(131,476)	(108,739)
Equity contributions from shareholders	253,000	275,000	—
Redemption of preferred stock	(60,080)	—	—
Preferred dividends of subsidiary	(3,213)	(3,213)	(3,213)
Payments of deferred financing costs and discounts	(4,309)	(1,387)	(7,346)
Other	(35)	(131)	(153)
Net cash provided by (used in) financing activities	373,377	123,793	(41,586)
Net change in cash, cash equivalents and restricted cash	194,636	(19,705)	(21,930)
Cash, cash equivalents and restricted cash at beginning of period	6,917	26,622	48,552
Cash, cash equivalents and restricted cash at end of period	$201,553	$6,917	$26,622

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$115,277	$118,052	$122,938
Income taxes	31,000	27,500	27,000
Non-cash investing activities:
Accruals for capital expenditures	$66,949	$81,325	$54,360
Recognition and changes to right-of-use assets - finance leases	$(3,402)	$19,763	$—
Non-cash financing activities:
Recognition and changes to financing lease liabilities	$(3,402)	$19,763	$—

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholders' Equity
and Cumulative Preferred Stock of Subsidiary
For the Years Ended December 31, 2022, 2021 and 2020
	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary
	(In Thousands)
Balance at January 1, 2020	$590,784	$(19,750)	$(24,558)	$546,476	$59,784
Net Income	—	—	109,967	109,967	3,213
Other comprehensive loss	—	(23,670)	—	(23,670)
Preferred stock dividends	—	—	(3,213)	(3,213)	(3,213)
Distributions to shareholders(1)	(1,985)	—	(106,754)	(108,739)	—
Other	167	—	—	167	—
Balance at December 31, 2020	588,966	(43,420)	(24,558)	520,988	59,784
Net Income	—	—	119,182	119,182	3,213
Other comprehensive income	—	14,013	—	14,013
Preferred stock dividends	—	—	(3,213)	(3,213)	(3,213)
Distributions to shareholders(1)	(15,507)	—	(115,969)	(131,476)	—
Contributions from shareholders	275,000	—	—	275,000	—
Other	106	—	—	106	—
Balance at December 31, 2021	848,565	(29,407)	(24,558)	794,600	59,784
Net Income	—	—	96,626	96,626	3,213
Other comprehensive income	—	51,676		51,676
Preferred stock dividends	—	—	(3,213)	(3,213)	(3,213)
Redemption of preferred stock	—	—	(296)	(296)	(59,784)
Distributions to shareholders(1)	(33,319)	—	(68,667)	(101,986)	—
Contributions from shareholders	253,000	—	—	253,000	—
Other	111	—	—	111
Balance at December 31, 2022	$1,068,357	$22,269	$(108)	$1,090,518	$—

        (1) IPALCO made return of capital payments of $33.3 million, $15.5 million and $2.0 million in 2022, 2021 and 2020, respectively, for the portion of current year distributions to shareholders in excess of current year net income.

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 519,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana owns and operates four generating stations all within the state of Indiana. Our largest generating station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023, which would result in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas by the end of 2025 (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation"). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of December 31, 2022, AES Indiana’s net electric generation capacity for winter is 3,475 MW and net summer capacity is 3,330 MW. On December 17, 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills Solar Project"). As amended in December 2022 and subject to IURC approval, the Hardy Hills Solar Project is now expected to be completed in 2024. In July 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, executed an agreement to acquire a 250 MW solar and 180 MWh energy storage facility (the "Petersburg Solar Project"). As amended in October 2022 and subject to IURC approval, the Petersburg Solar Project is now expected to be completed in 2025.

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

Use of Management Estimates

The preparation of financial statements in conformity with GAAP requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates. Significant items subject to such estimates and assumptions include: recognition of revenue including unbilled revenues; the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to AROs and employee benefits.

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

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	As of December 31,
	2022	2021
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$201,548	$6,912
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$201,553	$6,917

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at December 31:

	As of December 31,
	2022	2021
	(In Thousands)
Accounts receivable, net
Customer receivables	$125,540	$100,952
Unbilled revenues	74,488	64,758
Amounts due from related parties	239	169
Other	17,373	13,904
Allowance for credit losses	(1,117)	(647)
Total accounts receivable, net	$216,523	$179,136

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated (in Thousands):

Year Ended December 31, 2022	Beginning Allowance Balance at January 1, 2022	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at December 31, 2022
Allowance for credit losses	$647	$5,851	$(7,008)	$1,627	$1,117

Year Ended December 31, 2021	Beginning Allowance Balance at January 1, 2021	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at December 31, 2021
Allowance for credit losses	$3,155	$2,035	$(6,448)	$1,905	$647

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivable balance. Amounts are written off when reasonable collections efforts have been exhausted.

Inventories

We maintain coal, fuel oil, natural gas, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or net realizable value, using the average cost. The following table summarizes our inventories balances at December 31:

	As of December 31,
	2022	2021
	(In Thousands)
Inventories
Fuel	$60,497	$41,626
Materials and supplies, net	63,111	60,273
Total inventories	$123,608	$101,899

Property, Plant and Equipment

Property, plant and equipment is stated at original cost as defined for regulatory purposes. The cost of additions to property, plant and equipment and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.8%, 3.7% and 3.7% during 2022, 2021 and 2020, respectively. Depreciation expense was $247.5 million, $239.1 million, and $232.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. "Depreciation and amortization" expense on the accompanying Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AES Indiana capitalized amounts using pretax composite rates of 5.4%, 5.7% and 6.9% during 2022, 2021 and 2020, respectively.

Impairment of Long-lived Assets

GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $4.0 billion and $4.0 billion as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, AES Indiana had $287.5 million and $300.1 million, respectively, of long-term regulatory assets associated with the Petersburg Unit 1 retirement and the probable Petersburg Unit 2 retirement (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” and Note 3, "Property, Plant and Equipment"). We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Intangible Assets

Finite-lived intangible assets include capitalized software and project development intangible assets amortized over their useful lives. Capitalized software of $205.9 million and $162.0 million and its corresponding accumulated amortization of $107.2 million and $95.8 million is recorded as of December 31, 2022 and 2021, respectively. Amortization expense for capitalized software was $10.1 million, $11.2 million and $10.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. These capitalized software intangible assets have a 7 year-weighted average amortization period and the estimated amortization expense is approximately $30.7 million over the next 5 years ($9.8 million in 2023, $5.3 million in 2024, $5.2 million in 2025, $5.2 million in 2026 and $5.2 million in 2027). Project development intangible assets were $39.5 million as of December 31, 2022 and 2021. These project development intangible assets have a 30 year-weighted average amortization period and the estimated amortization expense is approximately $4.9 million over the next 5 years ($0.0 million in 2023, $1.0 million in 2024, $1.3 million in 2025, $1.3 million in 2026 and $1.3 million in 2027).

Implementation Costs Related to Software as a Service

IPALCO has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $8.2 million and $9.1 million as of December 31, 2022 and 2021, respectively, which are recorded within "Other non-current assets" on the accompanying Consolidated Balance Sheets.

Contingencies

IPALCO accrues for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations and are involved in certain legal proceedings. If AES Indiana’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2022 and 2021, total loss contingencies accrued were $0.1 million and $0.2 million, respectively, which were included in “Accrued and Other Current Liabilities” and "Other Non-Current Liabilities", respectively, on the accompanying Consolidated Balance Sheets.

Concentrations of Risk

Substantially all of AES Indiana’s customers are located within the Indianapolis area. Approximately 68% of AES Indiana’s employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. AES Indiana’s contract with the physical unit expires on December 4, 2024, and the contract with the clerical-technical unit expires February 12, 2026. Additionally, AES Indiana has long-term coal contracts with two suppliers, and substantially all of AES Indiana's coal is currently mined in the state of Indiana.

Financial Derivatives

All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value. Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction or it qualifies for the normal purchases and sales exception.

AES Indiana has contracts involving the physical delivery of energy and fuel. Because some of these contracts qualify for the normal purchases and normal sales scope exception in ASC 815, AES Indiana has elected to account for them as accrual contracts, which are not adjusted for changes in fair value. AES Indiana has or previously had FTRs and forward power contracts that do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value when acquired and subsequently amortized over the annual period as they are used. FTRs are initially recorded at fair value using the income approach. The forward power contracts are recorded at fair value with changes in the fair value charged or credited to the Consolidated Statements of Operations in the period in which the change occurred. Forward power contracts are fair valued using the market approach.

Additionally, we use interest rate hedges to manage the interest rate risk associated with refinancing our long-term debt. We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective, which results in changes in the fair value being recorded within accumulated other comprehensive income, a component of shareholders' equity. We have elected not to offset net derivative positions in the Financial Statements. Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 5, “Derivative Instruments and Hedging Activities” for additional information.

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

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of AOCI / (AOCL) by component during the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

Details about AOCI / (AOCL) components	Affected line item in the Consolidated Statements of Operations	For the Years Ended December 31,
		2022	2021	2020
Net losses on cash flow hedges (Note 5):	Interest expense	$7,229	$4,819	$5,422
	Income tax effect	(1,798)	(1,199)	(1,313)
Total reclassifications for the period, net of income taxes		$5,431	$3,620	$4,109

See Note 5, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information on the changes in the components of AOCL.

Revenue Recognition

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenues is accrued. In making its estimates of unbilled revenues, AES Indiana uses complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2022 revenues and ending unbilled revenues of a one percentage point change in estimated line losses for the month of December 2022 is immaterial. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. Our provision for expected credit losses included in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations was $5.9 million, $3.0 million and $4.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

In addition, we are one of many transmission system owner members of MISO, a RTO which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. See Note 13, "Revenues" for additional information of MISO sales and other revenue streams.

Operating Expenses – Other, Net

Operating expenses – Other, net generally includes gains or losses on asset sales, dispositions or acquisitions, gains or losses on the sale or acquisition of businesses, and other expense or income from miscellaneous operating transactions. For the year ended December 31, 2022, the $3.2 million is primarily due to a gain on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition. For the year ended December 31, 2021, the $5.6 million represents a gain on acquisition.

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

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the Financial Statements upon adoption
2020-04, 2021-01 and 2022-06, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2024).	March 12, 2020 - December 31, 2024	The Company adopted this standard on a prospective basis and it did not have a material impact on the Financial Statements.

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

Base Rate Orders

On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement previously filed with the IURC by AES Indiana for a $43.9 million, or 3.2%, increase to annual revenues (the "2018 Base Rate Order"). The 2018 Base Rate Order includes recovery through rates of the CCGT at Eagle Valley completed in the first half of 2018, as well as other construction projects and changes to operating income since the 2016 Base Rate Order. New basic rates and charges became effective on December 5, 2018. The 2018 Base Rate Order also provides customers approximately $50 million in benefits, which flowed to customers over the two-year period that began March 2019, via the ECCRA rate adjustment mechanism. As of December 31, 2022 and 2021, these credits have been fully returned to customers. In addition, the 2018 Base Rate Order provides that annual wholesale margins earned above (or below) the benchmark of $16.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Prior to the 2018 Base Rate Order, wholesale sales margins were shared with customers 50% above and below an established benchmark of $6.3 million. Similarly, the 2018 Base Rate Order provides that all capacity sales above (or below) a benchmark of $11.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. The 2018 Base Rate Order also approved changes to AES Indiana's depreciation and amortization rates (including no longer deferring depreciation on the CCGT at Eagle Valley) which altogether represent a net expense increase of approximately $28.7 million annually.

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

In each of the last three calendar years, AES Indiana has reported earnings in excess of the authorized level for each of the four quarterly reporting periods in those years. AES Indiana was not required to reduce its fuel cost recovery in 2019 because of its Cumulative Deficiencies. During 2020, AES Indiana's Cumulative Deficiencies dropped to zero and thus AES Indiana recorded a reduction to revenues of $0.3 million, $5.5 million and $10.0 million in 2022, 2021 and 2020, respectively. AES Indiana's regulatory liability attributed to the Cumulative Deficiencies calculation was $0.0 million and $0.5 million as of December 31, 2022 and 2021, respectively, which is recorded within "Regulatory liabilities, current" on the accompanying Consolidated Balance Sheets.

ECCRA

AES Indiana may apply to the IURC for approval of a rate adjustment known as the ECCRA periodically to recover costs (including a return) to comply with certain environmental regulations applicable to AES Indiana’s generating stations. The total amount of AES Indiana’s environmental equipment approved for ECCRA recovery as of December 31, 2022 was $22.8 million. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending February 2023 is a net cost to customers of $1.6 million. The only environmental equipment still remaining in the ECCRA as of December 31, 2022 are certain projects associated with NAAQS compliance.

DSM

Through various rate orders from the IURC, AES Indiana has been able to recover its costs of implementing various DSM programs throughout the periods covered by this report. In 2022, 2021 and 2020, AES Indiana also had the ability to receive performance incentives, dependent upon the level of success of the programs. Performance incentives included in rates for the years ended December 31, 2022, 2021 and 2020 were $8.3 million, $7.2 million and $6.0 million, respectively.

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

Wind and Solar Power Purchase Agreements

We are committed under a power purchase agreement to purchase all wind-generated electricity through 2029 from a wind project in Indiana. We are also committed under another agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota. The Indiana project has a maximum output capacity of approximately 100 MW and the Minnesota project has a maximum output capacity of approximately 200 MW. In addition, we have 94.5 MW of solar-generated electricity in our service territory under long-term contracts (these long-term contracts have expiration dates ranging from 2026 to 2033), of which 94.0 MW was in operation as of December 31, 2022. We have authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC. If and when AES Indiana sells the renewable energy attributes

(in the form of renewable energy credits) generated from these facilities, the proceeds would pass back to benefit AES Indiana’s retail customers through the FAC.

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

On March 4, 2020, the IURC issued an order approving the projects in a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on and of investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered by six months as ordered by the IURC and are filed each December. The total amount of AES Indiana’s equipment approved for TDSIC recovery as of December 31, 2022 was $324.0 million. The jurisdictional revenues requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending October 2023 is a net cost to customers of $34.3 million.

IRP Filings and Replacement Generation

Electric utilities in Indiana are required to submit Integrated Resource Plans (IRPs) every three years. The IRPs are subject to a rigorous stakeholder process. IRPs describe how the utility plans to deliver safe, reliable, and efficient electricity at just and reasonable rates.

2022 IRP

AES Indiana held public advisory meetings for the 2022 IRP in January, April, June, September and October of 2022. Changes to our generation portfolio are evaluated and decided through the IRP. AES Indiana issued an all-source Request for Proposal on April 14, 2022, in order to competitively procure energy and capacity in the near term; such need was evaluated in AES Indiana's 2022 IRP.

In December 2022, AES Indiana filed its 2022 IRP with the IURC, which describes AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana's reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas by the end of 2025. AES Indiana has not yet filed for the necessary regulatory approvals from the IURC to convert Petersburg units 3 and 4; however, AES Indiana expects to do so at the appropriate time. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. As new technologies, such as green hydrogen, small modular reactors and carbon capture are developed and cost effective, AES Indiana will evaluate them in the future planning processes. As a result of the plan to convert Petersburg units 3 and 4 to natural gas, AES Indiana recorded a $1.5 million write off of capital projects during the period ended December 31, 2022 to "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations.

2019 IRP

In December 2019, AES Indiana filed its 2019 IRP, which included the retirement of approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively. Based on extensive modeling, AES Indiana has determined that the cost of operating Petersburg Units 1 and 2 exceeds the value customers receive compared to alternative resources. Retirement of these units allows the company to cost-effectively diversify the portfolio and transition to lower cost and cleaner resources while maintaining a reliable system.

AES Indiana issued an all-source Request for Proposal on December 20, 2019, in order to competitively procure replacement capacity by June 1, 2023, which was the first year AES Indiana was expected to have a capacity shortfall. Our modeling indicated that a combination of wind, solar, storage, and energy efficiency would be the lowest reasonable cost option for the replacement capacity. As a result of the plans to retire Petersburg Units 1 and 2, AES Indiana recorded $2.1 million, $0.8 million, and $0.0 million of obsolescence losses, during the periods ended December 31, 2022, 2021, and 2020, respectively, for materials and supplies inventory AES Indiana does not believe will be utilized by the planned retirement dates, which is recorded in "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations.

As a result of the plans to retire Petersburg Units 1 and 2, AES Indiana filed a petition with the IURC on February 26, 2021 for approvals and cost recovery associated with these retirements. On August 6, 2021, AES Indiana filed an uncontested Stipulation and Settlement Agreement with the other parties in the case which includes: (1) AES Indiana's creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) a method for amortization of the regulatory assets; and (3) recovery of the regulatory assets through ongoing amortization in AES Indiana’s future rate cases. The Settlement Agreement also reserves all rights of all the parties with respect to the ratemaking treatment related to the regulatory assets, including the proper rate of return and mechanisms for recovery. On November 17, 2021, the IURC approved the Settlement Agreement without modification. AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and expects to retire Unit 2 in 2023.

AES Indiana had $47.6 million and $239.9 million of Petersburg Units 1 and 2 retirement costs, respectively, net of accumulated amortization, recorded as long-term regulatory assets as of December 31, 2022. AES Indiana had $60.1 million and $239.9 million of Petersburg Units 1 and 2 retirement costs, respectively, net of accumulated amortization, recorded as long-term regulatory assets as of December 31, 2021.

Hardy Hills Solar Project

In January 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, executed an agreement for the acquisition and construction of the 195 MW Hardy Hills Solar Project to be developed in Clinton County, Indiana. As amended in December 2022 and subject to IURC approval, the Hardy Hills Solar Project is now expected to be completed in 2024. On June 16, 2021, AES Indiana received an order from the IURC approving a petition and case-in-chief seeking a CPCN for this solar project, including a joint venture structure between an AES Indiana subsidiary and one or more tax equity partners upon completion and approval for recovery of project development costs and carrying costs on AES Indiana's investment in the project. The transaction closed in December 2021 and was accounted for as an asset acquisition of a variable interest entity that did not meet the definition of a business; therefore, the individual assets and liabilities were recorded at their fair values. Total net assets of $51.6 million were recorded in the accompanying Consolidated Balance Sheets associated with the transaction, primarily consisting of a development project intangible asset (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets"). A gain for the difference between the consideration transferred and the assets and liabilities recognized was recorded in “Operating costs and expenses - Other, net” on the accompanying Consolidated Statements of Operations. Total consideration included a future payment contingent on certain future costs incurred by the project. As such, a $3.2 million contingent liability was recorded in "Other Non-Current Liabilities" on the accompanying Consolidated Balance Sheets as of December 31, 2021. During 2022, this liability was remeasured due to updated cost estimates and was reduced to $0.0 million.

Petersburg Solar Project

In July 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, executed an agreement for the acquisition and construction of a 250 MW solar and 180 MWh energy storage facility to be developed in Pike County, Indiana. As amended in October 2022 and subject to IURC approval, the Petersburg Solar Project is now expected to be completed in 2025. On July 30, 2021, AES Indiana filed a petition and case-in-chief with the IURC seeking a CPCN for this solar project and on November 24, 2021, AES Indiana received an order from the IURC approving the project, including a joint venture structure between an AES Indiana subsidiary and one or more tax equity partners upon completion and approval for recovery of project development costs and carrying costs on AES Indiana's investment in the project.

Incentives for Clean Energy Projects

Indiana Code 8-1-8 (the "clean energy statute") offers certain incentives for clean energy projects. Primarily, it allows for the timely recovery of costs and expenses incurred during construction and operation of eligible projects outside of a base rate proceeding. Additionally, the clean energy statute provides for a 120-day procedural schedule for the IURC to issue a determination of a project's eligibility. Clean energy projects eligible for incentives under this statute include renewable energy resources such as wind, photovoltaic cells and panels, solar energy, and energy storage systems or technologies, among others. AES Indiana filed for and received IURC approval of Hardy Hills and Petersburg Energy Center under this statute (and other applicable statutes) and currently has a related request for IURC approval of contract amendments pending before the IURC. AES Indiana continues to evaluate projects which may also be filed under this statute.

IURC COVID-19 Orders

Due to the COVID-19 pandemic, there was a disconnection moratorium in 2020 for IURC-jurisdictional utilities through August 14, 2020, which has lapsed. Additionally, the IURC authorized Indiana utilities to use regulatory accounting for any impacts associated with prohibiting utility disconnections, waiver or exclusion of certain utility fees (i.e., late fees, convenience fees, deposits, and reconnection fees), and also required utilities to use expanded payment arrangements to aid customers. The IURC also authorized regulatory accounting treatment for COVID-19 related uncollectible and incremental bad debt expense.

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

As a result of the IURC's COVID-19 related orders issued in 2020, AES Indiana has recorded a regulatory asset of $5.4 million as of December 31, 2022 and 2021. On August 25, 2021, the IURC closed the investigation to consider and address the impacts of the COVID-19 pandemic. For further discussion on the COVID-19 pandemic, see Note 15, "Risks and Uncertainties - COVID-19 Pandemic."

Excess Distributed Generation Rates

On March 1, 2021, AES Indiana filed a petition with the IURC for approval of its proposed rate for the procurement of excess distributed generation ("EDG") and related consumer EDG credit issues. The EDG rate replaced the net metering program beginning in July 2022, when net metering was no longer available to new customers. The IURC approved the EDG rate by order dated January 26, 2022, On March 16, 2022, the IURC denied the petition for reconsideration filed by the other parties on February 15, 2022. The matter remains subject to the pending appeal filed by the other parties on February 22, 2022, which is currently being held in abeyance by the Indiana Court of Appeals pending resolution of a petition to transfer to the Indiana Supreme Court filed in a similar case involving a different and unaffiliated utility. The stay was extended by the Indiana Court of Appeals on July 11, 2022 and currently remains in effect. On January 4, 2023, the Indiana Supreme Court issued a final decision in favor of the utility in the similar case that served as the basis of the stay in the AES Indiana case. On February 3, 2023, the OUCC moved to dismiss the appeal, which motion was granted on February 13, 2023.

Electric Vehicle Portfolio Program

On January 27, 2023, AES Indiana filed with the IURC a request to approve its Electric Vehicle (EV) Portfolio and associated accounting and ratemaking treatment. The EV Portfolio includes two separate parts: (1) a set of EV specific rates, tariffs, and alternative pricing structures, and (2) a set of Public Use EV Pilot Programs. The EV portfolio is designed to produce net benefits for all customers through new retail margins and grid optimization. The projected costs to successfully implement the services proposed in the EV Portfolio are estimated at $16.2 million over the three year period. AES Indiana requested approval to defer as a regulatory asset and recover in future base rates the cost necessary to implement the EV Portfolio, including carrying charges.

House Bill 1002

In the first quarter of 2022, the 2022 Indiana General Assembly passed House Enrolled Act 1002, which includes language regarding the repeal of the Utility Receipts Tax ("URT"). AES Indiana filed a rate adjustment with the IURC on April 29, 2022, which was approved by the IURC on June 28, 2022. AES Indiana began charging the new rates excluding URT in July 2022. Prior to the repeal, the URT was recoverable through a current charge to customer rates. After the repeal, the new rates approved by the IURC adjusted both revenues and tax expense. As a result, the repeal of the URT had no impact on the Company's net income.

Regulatory Assets and Liabilities

Regulatory assets represent deferred costs or credits that have been included as allowable costs or credits for ratemaking purposes. AES Indiana has recorded regulatory assets or liabilities relating to certain costs or credits as authorized by the IURC or established regulatory practices in accordance with ASC 980. AES Indiana is amortizing non tax-related regulatory assets to expense over periods ranging from 1 to 43 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2022	2021	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Undercollections of rate riders	$26,047	$41,108	Approximately 1 year(1)
Fuel costs	79,861	8,890	Approximately 1 year(1)
Costs being recovered through basic rates and charges	13,815	13,815	Approximately 1 year(1)
Total current regulatory assets	119,723	63,813
Long-term:
Unrecognized pension and other
postretirement benefit plan costs	131,907	114,887	Various(2)
Deferred MISO costs	34,483	47,875	Through 2026(1)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	3,866	4,921	Through 2026(1)(3)
Unamortized reacquisition premium on debt	14,429	15,703	Over remaining life of debt
Environmental costs	68,947	71,201	Through 2046(1)(3)
COVID-19 costs	5,426	5,426	To be determined
TDSIC costs	18,547	8,540	36.3 years(1)(3)
Petersburg Unit 1 and 2 retirement costs	287,463	300,067	Through 2034(1)(3)
Hardy Hills Solar Project costs	5,744	2,907	To be determined(3)
Petersburg Solar Project costs	1,582	881	To be determined
Fuel costs	20,518	83,513	Through 2025(1)
Other miscellaneous	1,027	1,056	Various(4)
Total long-term regulatory assets	593,939	656,977
Total regulatory assets	$713,662	$720,790
Regulatory Liabilities
Current:
Overcollections and other credits being passed
to customers through rate riders	$15,803	$3,006	Approximately 1 year(1)
FTRs	7,545	1,235	Approximately 1 year(1)
Total current regulatory liabilities	23,348	4,241
Long-term:
ARO and accrued asset removal costs	518,797	722,774	Not applicable
Deferred income taxes payable to customers through rates	88,662	100,171	Various
Major storm damage	5,126	3,764	To be determined
Total long-term regulatory liabilities	612,585	826,709
Total regulatory liabilities	$635,933	$830,950

(1)Recovered (credited) per specific rate orders
(2)AES Indiana receives a return on its discretionary funding
(3)Recovered with a current return
(4) The majority of these costs are being recovered in basic rates and charges through 2026. For the remainder, recovery is probable, but the timing is not yet determined.

Current Regulatory Assets and Liabilities

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. As current assets, this includes undercollection of adjustment mechanisms for: (i) DSM, (ii) Green Power, (iii) Deferred Fuel Costs and (iv) TDSIC. It also includes the current portion of deferred MISO costs and environmental costs collected through base rates which are described in greater detail below. With the exception of environmental costs, these costs do not earn a return on investment. As current liabilities, this includes (i) overcollection of MISO rider costs, (ii) ECCRA costs, (iii) Off System Sales Margin Sharing, (iv) Capacity rider costs, (v) FAC 133 sub-docket costs and (vi) the NOI liability that is credited to customers in the FAC filing.

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

AES Indiana's subsequent FAC filings have included a reduced FAC factor requested by AES Indiana in order to mitigate the rate impact on customers, primarily caused by rising commodity pricing and the Eagle Valley extended outage, that deferred the collection of certain variances estimated to be due to the Eagle Valley unplanned outage until a future FAC filing or the resolution in the FAC sub-docket for the Eagle Valley outage. Such FAC deferrals are recorded in long-term regulatory assets until the timing of collection is known. This treatment ceased with the FAC 138 filing in December 2022.

On October 25, 2022, AES Indiana and various intervening parties reached a unanimous settlement regarding the Eagle Valley CCGT unplanned outage. This settlement resolves all issues related to the FAC sub-docket and all outage related costs including energy purchases, Off-System Sales margins, Capacity trackers and base rate proceedings. As part of this comprehensive settlement, AES Indiana agreed not to recover $21.0 million of previously deferred costs and to credit an additional $6.8 million to customers in future rates. As such, AES Indiana recorded a $27.8 million charge to "Power purchased" in the Consolidated Statements of Operations during the third quarter of 2022. On January 18, 2023, AES Indiana received an order from the IURC approving the settlement.

Unrecognized Pension and Postretirement Benefit Plan Costs

In accordance with ASC 715 “Compensation – Retirement Benefits” and ASC 980, we recognize a regulatory asset equal to the unrecognized actuarial gains and losses and prior service costs. Pension expenses or income are recorded based on the benefit plan’s actuarially determined pension liability or asset and associated level of annual expenses or income to be recognized. The other postretirement benefit plan’s deferred benefit cost is the excess of the other postretirement benefit liability over the amount previously recognized.

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

Environmental Costs

These consist of various costs incurred to comply with environmental regulations. These costs were approved for recovery either through AES Indiana's ECCRA proceedings or in the 2018 Base Rate Order. Amortization periods vary, ranging from 3 to 43 years.

COVID-19 Costs

These consist of deferred fees (foregone late fees, reconnection fees and disconnection fees), as well as deferred convenience payments and incremental bad debt expense as the result of COVID-19. See "IURC COVID-19 Orders" above for additional discussion.

TDSIC Costs

These consist of various costs incurred for AES Indiana's approved TDSIC Plan. These costs were approved for recovery through AES Indiana's TDSIC proceedings and amortization periods range from 1 to 36 years. See "TDSIC" above for additional discussion.

Petersburg Unit 1 and 2 Retirement Costs

These consist of the estimated remaining net book value of Petersburg Unit 1 and 2 at its anticipated date of retirement. In accordance with ASC 980, it was determined that the Petersburg Unit 1 retirement became probable, in the fourth quarter of 2020, and the Petersburg Unit 2 retirement became probable in the fourth quarter of 2021. As the entire carrying value of these assets will be recoverable through future rates, no loss on abandonment was recorded and the asset was reclassified from net property, plant and equipment to a long-term regulatory asset. See "IRP Filings and Replacement Generation" above for additional discussion.

Hardy Hills Solar Project Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Hardy Hills Solar Project as well as carrying costs on AES Indiana's investment in the project. These costs were approved for recovery through AES Indiana’s Hardy Hills Solar Project regulatory proceedings, but amortization will be determined in a future rate case filing.

Petersburg Solar Project Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Petersburg Solar Project as well as carrying costs on AES Indiana's investment in the project. These costs were approved for recovery through AES Indiana’s Petersburg Solar Project regulatory proceedings, but amortization will be determined in a future rate case filing.

FTRs

In connection with AES Indiana’s participation in MISO, in the second quarter of each year AES Indiana is granted financial instruments that can be converted into cash or FTRs based on AES Indiana’s forecasted peak load for the period. See Note 4, "Fair Value - Fair Value Hierarchy and Valuation Techniques - Financial Assets - FTRs" for additional information.

ARO and Accrued Asset Removal Costs

In accordance with ASC 410 and ASC 980, AES Indiana recognizes the amount collected in customer rates for costs of removal not yet incurred that do not have an associated legal retirement obligation as a deferred regulatory liability. This amount is net of the portion of legal ARO costs that are deferred that is also being recovered in rates.

Deferred Income Taxes Recoverable/Payable Through Rates

A deferred income tax asset or liability is created from a difference in timing of income recognition between tax laws and accounting methods. As a regulated utility, AES Indiana includes in ratemaking the impacts of current income taxes and changes in deferred income tax liabilities or assets.

On December 22, 2017, the U.S. federal government enacted the TCJA, which, among other things, reduced the federal corporate income tax rate from 35% to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, AES Indiana and IPALCO remeasured their deferred income tax assets and liabilities using the new tax rate. The impact of the reduction of the income tax rate on deferred income taxes was utilized in the 2018 Base Rate Order to reduce jurisdictional retail rates. Accordingly, we have a net regulatory deferred income tax liability of $88.7 million and $100.2 million as of December 31, 2022 and 2021, respectively.

3.  PROPERTY, PLANT AND EQUIPMENT

The original cost of property, plant and equipment segregated by functional classifications follows:

	As of December 31,
	2022	2021
	(In Thousands)
Production	$4,164,416	$4,099,110
Transmission	461,245	436,257
Distribution	2,045,579	1,831,029
General plant	311,074	277,533
Total property, plant and equipment	$6,982,314	$6,643,929

As of December 31, 2022 and 2021, AES Indiana had $287.5 million and $300.1 million, respectively, of net property, plant and equipment associated with the probable Petersburg Unit 1 and Unit 2 retirements recorded as long-term regulatory assets (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation”).

Substantially all of AES Indiana’s property is subject to a $2,153.8 million direct first mortgage lien, as of December 31, 2022, securing AES Indiana’s first mortgage bonds. Total non-contractually or legally required accrued removal costs of utility plant in service at December 31, 2022 and 2021 were $694.0 million and $846.1 million, respectively; and total contractually or legally required removal costs of property, plant and equipment at December 31, 2022 and 2021 were $218.7 million and $189.5 million, respectively. Please see “ARO” below for further information.

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

AES Indiana’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability year end balances:

	2022	2021
	(In Thousands)
Balance as of January 1	$189,509	$195,236
Liabilities incurred	1,159	—
Liabilities settled	(24,699)	(13,692)
Revisions to cash flow and timing estimates	44,679	—
Accretion	8,081	7,965
Balance as of December 31	$218,729	$189,509

AES Indiana recorded adjustments to its ARO liabilities of $44.7 million and $0.0 million in 2022 and 2021, respectively, primarily to reflect revisions to cash flow and timing estimates due to increases to estimated ash pond closure costs and accelerated landfill closure dates. The liabilities incurred in 2022 relate to AES Indiana's solar projects. As of December 31, 2022 and 2021, AES Indiana did not have any assets that are legally restricted for settling its ARO liability.

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

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Consolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the years ended December 31, 2022, 2021, or 2020. Any unrealized gains or losses are recorded in "Other income / (expense), net" on the accompanying Consolidated Statements of Operations.

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

Forward Power Contracts

AES Indiana entered into forward purchase power contracts in 2022 and 2021, respectively. As of December 31, 2022 and 2021, all outstanding forward power contracts had settled and there was no notional amount outstanding. All changes in the market value of the forward power contracts were recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 5, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

Financial Liabilities

Interest Rate Hedges

IPALCO's interest rate hedges have a combined notional amount of $400.0 million. All changes in the market value of the interest rate hedges are recorded in AOCI / (AOCL). See also Note 5, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Recurring Fair Value Measurements

The fair value of assets and liabilities at December 31, 2022 and 2021 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of December 31, 2022				Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$5	$—	$—	$5	$11	$—	$—	$11
Mutual funds	3,223	—	—	3,223	—	3,594	—	3,594
Total VEBA investments	3,228	—	—	3,228	11	3,594	—	3,605
FTRs	—	—	7,545	7,545	—	—	1,235	1,235
Interest rate hedges	—	12,172	—	12,172	—	—	—	—
Total financial assets measured at fair value	$3,228	$12,172	$7,545	$22,945	$11	$3,594	$1,235	$4,840
Financial liabilities:
Interest rate hedges	$—	$—	$—	$—	$—	$49,382	$—	$49,382
Total financial liabilities measured at fair value	$—	$—	$—	$—	$—	$49,382	$—	$49,382

The following table sets forth a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Reconciliation of Financial Instruments Classified as Level 3
(In Thousands)
Balance at January 1, 2021	$543
Issuances	2,971
Settlements	(2,279)
Balance at December 31, 2021	$1,235
Issuances	15,338
Settlements	(9,028)
Balance at December 31, 2022	$7,545

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2022		December 31, 2021
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,033,800	$2,775,644	$2,683,800	$3,169,118
Variable-rate	—	—	60,000	60,000
Total indebtedness	$3,033,800	$2,775,644	$2,743,800	$3,229,118

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $26.3 million and $25.2 million at December 31, 2022 and 2021, respectively; and
•unamortized discounts of $7.1 million and $6.4 million at December 31, 2022 and 2021, respectively.

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

At December 31, 2022, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	5,388	—	5,388
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

In March 2019, we entered into three forward interest rate swaps to hedge the interest risk associated with refinancing the IPALCO 2020 maturities. The three interest rate swaps had a combined notional amount of $400.0 million. In April 2020, we de-designated the swaps as cash flow hedges and froze the AOCL of $72.3 million at the date of de-designation. The interest rate swaps were then amended and re-designated as cash flow hedges to hedge the interest rate risk associated with refinancing the 2024 IPALCO Notes. The amended interest rate swaps have a combined notional amount of $400.0 million and will be settled when the 2024 IPALCO Notes are refinanced. The $72.3 million of AOCL associated with the interest rate swaps through the date of the amendment is being amortized out of AOCL into interest expense over the remaining life of the 2030 IPALCO Notes, while any changes in fair value associated with the amended interest rate swaps will be recognized in AOCL going forward.

The following tables provide information on gains or losses recognized in AOCI / (AOCL) for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Year Ended December 31,
$ in thousands (net of tax)	2022	2021	2020
Beginning accumulated derivative losses in AOCL	$(29,407)	$(43,420)	$(19,750)

Net gains / (losses) associated with current period hedging transactions	46,245	10,393	(27,779)
Net losses reclassified to interest expense, net of tax	5,431	3,620	4,109
Ending accumulated derivative gains / (losses) in AOCI / (AOCL)	$22,269	$(29,407)	$(43,420)

Losses expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	21

Derivatives Not Designated as Hedge

AES Indiana's FTRs and forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. The forward power contracts are recorded at fair value using the market approach with changes in the fair value charged or credited to the Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as "MTM accounting." Realized gains and losses on the forward power contracts are included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets. There were net realized gains of $1.3 million and $6.0 million related to forward power contracts during the years ended December 31, 2022 and 2021, respectively, related to the forward power contracts that were deferred and included with deferred fuel costs in "Regulatory assets, current" on the accompanying Consolidated Balance Sheets.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or MTM accounting and are recognized in the consolidated statements of operations on an accrual basis.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2022 and 2021, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments (in thousands):

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2022	2021
FTRs	Not a Cash Flow Hedge	Prepayments and other current assets	$7,545	$1,235
Interest rate hedges	Cash Flow Hedge	Derivative assets, non-current	$12,172	$—
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, non-current	$—	$49,382
6. EQUITY AND CUMULATIVE PREFERRED STOCK

Paid In Capital

On December 12, 2022, AES U.S. Investments received equity capital contributions totaling $208.3 million, of which $177.0 million was contributed by AES U.S. Holdings, LLC and $31.3 million was contributed by CDPQ. IPALCO then received equity capital contributions totaling $253.0 million, of which $208.3 million was contributed by AES U.S. Investments and $44.7 million was contributed by CDPQ.

On December 13, 2021, AES U.S. Investments received equity capital contributions totaling $226.5 million, of which $192.5 million was contributed by AES U.S. Holdings, LLC and $34.0 million was contributed by CDPQ. IPALCO then received equity capital contributions totaling $275.0 million, of which $226.5 million was contributed by AES U.S. Investments and $48.5 million was contributed by CDPQ.

IPALCO then made the same investments in AES Indiana in 2021 and 2022. The proceeds are intended primarily for funding needs related to AES Indiana’s TDSIC and replacement generation projects. The capital contributions were made on a proportional share basis and, therefore, did not change CDPQ’s or AES’ ownership interests in IPALCO or AES U.S. Investments.

Dividend Restrictions

AES Indiana’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of AES Indiana issued under its mortgage remains outstanding, and subject to certain exceptions, AES Indiana is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to AES Indiana’s articles, no dividends may be paid or accrued, and no other distribution may be made on AES Indiana’s common stock unless dividends on all outstanding shares of AES Indiana preferred stock have been paid or declared and set apart for payment. As of December 31, 2022, and as of the filing of this report, AES Indiana was in compliance with these restrictions. Additionally, all of AES Indiana's preferred stock was redeemed on December 30, 2022 (see "Cumulative Preferred Stock" below for further details).

AES Indiana is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement, which could happen if AES Indiana fails to comply with certain covenants. These covenants, among other things, require AES Indiana to maintain a ratio of total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2022, and as of the filing of this report, AES Indiana was in compliance with all covenants and no event of default existed.

IPALCO’s Third Amended and Restated Articles of Incorporation contain provisions which state that IPALCO may not make a distribution to its shareholders or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no event of default (as defined in the articles) and no such event of default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, IPALCO’s leverage ratio does not exceed 0.67 to 1 and IPALCO’s interest coverage ratio is not less than 2.50 to 1 or, (b)(ii) if such ratios are not within the parameters, IPALCO’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2022, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

During the years ended December 31, 2022, 2021 and 2020, IPALCO declared and paid distributions to its shareholders totaling $102.0 million, $131.5 million and $108.7 million, respectively.

Cumulative Preferred Stock

On December 30, 2022 (the “Redemption Date”), AES Indiana redeemed all of its issued and outstanding preferred stock for $60.1 million. On the Redemption Date, the Preferred Stock of each series was redeemed with all applicable premiums, plus, in each case an amount equal to all accrued dividends payable with respect to such Preferred Stock to the Redemption Date. Dividends on the Preferred Stock ceased to accrue on the Redemption Date. Upon redemption, the Preferred Stock was no longer outstanding, and all rights of the holders thereof as shareholders of AES Indiana ceased to exist, except for the right to payment of the redemption price. AES Indiana recorded a charge of $0.3 million on the redemption for the difference between the carrying value and redemption value of the preferred shares.

Prior to the redemption, AES Indiana had five separate series of cumulative preferred stock. Holders of the preferred stock were entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2022, 2021 and 2020, total preferred stock dividends declared were $3.2 million. Holders of preferred stock were entitled to two votes per share for AES Indiana matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they were entitled to elect the smallest number of

AES Indiana directors to constitute a majority of AES Indiana’s Board of Directors. Based on the preferred stockholders’ ability to elect a majority of AES Indiana’s Board of Directors in this circumstance, the redemption of the preferred shares was considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities.

At December 31, 2022 and 2021, preferred stock consisted of the following:

			December 31,
	Shares Outstanding (a)	Call Price	2022	2021
			Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value,
authorized 2,000,000 shares
4% Series	47,611	$118.00	$—	$5,410
4.2% Series	19,331	$103.00	—	1,933
4.6% Series	2,481	$103.00	—	248
4.8% Series	21,930	$101.00	—	2,193
5.65% Series	500,000	$100.00	—	50,000
Total cumulative preferred stock	591,353		$—	$59,784

(a)    AES Indiana's preferred stock was redeemed on December 30, 2022.

7.  DEBT

Long-Term Debt

The following table presents our long-term debt:

		December 31,
Series	Due	2022	2021
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	—
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,651)	(5,855)
Deferred financing costs		(20,362)	(17,913)
Total AES Indiana first mortgage bonds		2,126,787	1,780,032
Total long-term debt – AES Indiana		2,126,787	1,780,032
Long-term debt – IPALCO:
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
Unamortized discount – net		(425)	(527)
Deferred financing costs		(5,912)	(7,319)
Total long-term debt – IPALCO		873,663	872,154
Total consolidated IPALCO long-term debt		3,000,450	2,652,186
Less: current portion of long-term debt		—	—
Net consolidated IPALCO long-term debt		$3,000,450	$2,652,186

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

Line of Credit

AES Indiana entered into a second amendment and restatement of its $350 million revolving Credit Agreement on December 22, 2022 with a syndication of bank lenders. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on December 22, 2027, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to December 22, 2026, subject to approval by the lenders. The Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of December 31, 2022 and 2021, AES Indiana had $0.0 million and $60.0 million in outstanding borrowings on the committed Credit Agreement, respectively.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2022, are as follows:

Year	Amount
(In Thousands)
2023	$—
2024	445,000
2025	40,000
2026	90,000
2027	—
Thereafter	2,458,800
Total	$3,033,800

Significant Transactions

AES Indiana Term Loan

In June 2022, AES Indiana entered into an unsecured $200.0 million 364-day term loan agreement. The AES Indiana Term Loan Agreement was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement was set to mature on June 22, 2023, but was fully repaid in November 2022.

AES Indiana First Mortgage Bonds and Recent Indiana Finance Authority Bond Issuances

In November 2022, AES Indiana issued $350 million aggregate principal amount of first mortgage bonds, 5.65% Series, due December 2032, pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from this offering were approximately $345.6 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering. The net proceeds from this offering were used to repay amounts due under the Credit Agreement and the AES Indiana Term Loan Agreement, and for general corporate purposes.

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

IPALCO’s Senior Secured Notes and Term Loan

In April 2020, IPALCO completed the sale of $475 million aggregate principal amount of 4.25% 2030 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. We used the net proceeds from this offering to retire the $65 million IPALCO Term Loan Agreement on April 14, 2020. The remaining net proceeds, together with cash on hand, were used to redeem the 2020 IPALCO Notes on May 14, 2020, and to pay certain related fees, expenses and make-whole premiums. A loss on early extinguishment of debt of $2.4 million for the 2020 IPALCO Notes is included as a separate line item within "Other Income/(Expense), Net" in the accompanying Consolidated Statements of Operations.

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

Restrictions on Issuance of Debt

All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 26, 2024. In November 2021, AES Indiana received an order from the IURC granting AES Indiana authority through December 31, 2024 to, among other things, issue up to $740 million in aggregate principal amount of long-term debt, of which $390 million remains available as of December 31, 2022. This order also grants AES Indiana authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $400.0 million remains available under the order as of December 31, 2022. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2022. AES Indiana also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, AES Indiana is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

The mortgage and deed of trust of AES Indiana, together with the supplemental indentures thereto, secure the first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage, substantially all property owned by AES Indiana is subject to a first mortgage lien securing indebtedness of $2,153.8 million as of December 31, 2022. The AES Indiana first mortgage bonds require net income as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. AES Indiana was in compliance with such requirements as of December 31, 2022.

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

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if IPALCO and its subsidiaries each filed separate income tax returns. IPALCO is no longer subject to U.S. or state income tax examinations for tax years through March 27, 2001, but is open for all subsequent periods. IPALCO made tax sharing payments to AES of $31.0 million, $27.5 million and $27.0 million in 2022, 2021 and 2020, respectively.

Income Tax Provision

Federal and state income taxes charged to income are as follows:

	2022	2021	2020
	(In Thousands)
Components of income tax expense:
Current income taxes:
Federal	$22,539	$28,100	$19,489
State	6,026	8,218	6,249
Total current income taxes	28,565	36,318	25,738
Deferred income taxes:
Federal	(6,920)	(7,286)	323
State	214	(91)	2,531
Total deferred income taxes	(6,706)	(7,377)	2,854
Net amortization of investment credit	—	—	—
Total income tax expense	$21,859	$28,941	$28,592

Effective and Statutory Rate Reconciliation

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	3.9%	4.0%	4.2%
Depreciation flow through and amortization	(7.8)%	(6.3)%	(6.8)%
Additional funds used during construction - equity	0.9%	0.4%	1.0%
Other – net	0.4%	0.4%	1.2%
Effective tax rate	18.4%	19.5%	20.6%

Deferred Income Taxes

The significant items comprising IPALCO’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2022 and 2021 are as follows:

	2022	2021
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$341,473	$369,783
Regulatory assets recoverable through future rates	123,669	126,531
Other	17,953	14,326
Total deferred tax liabilities	483,095	510,640
Deferred tax assets:
Investment tax credit	6	7
Regulatory liabilities including ARO	167,725	200,948
Employee benefit plans	—	—
Other	2,723	18,958
Total deferred tax assets	170,454	219,913
Deferred income tax liability – net	$312,641	$290,727

Uncertain Tax Positions

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(In Thousands)
Unrecognized tax benefits at January 1	$—	$7,368	$7,056
Gross increases – current period tax positions	—	—	312
Gross decreases – prior period tax positions	—	(7,368)	—
Unrecognized tax benefits at December 31	$—	$—	$7,368

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

Tax years subsequent to March 27, 2001 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe unrecognized tax benefits of $0 at December 31, 2022 and 2021, respectively, is the appropriate accrual for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.

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

9. BENEFIT PLANS

Defined Contribution Plans

All of AES Indiana’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 78% of AES Indiana’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds of base compensation. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the company match. Employer contributions to the Thrift Plan were $3.6 million, $3.4 million and $3.4 million for 2022, 2021 and 2020, respectively.

The RSP

Approximately 22% of AES Indiana’s active employees are covered by the RSP, a qualified defined contribution plan containing both match and nondiscretionary components. All non-union new hires are covered under the RSP. Participants elect to make contributions to the RSP based on a percentage of their eligible compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s eligible compensation. Starting in 2018, the RSP also includes a 4% nondiscretionary contribution based as a percentage of each participant's eligible compensation. Employer contributions (by AES Indiana) relating to the RSP were $2.1 million, $1.9 million and $1.8 million for 2022, 2021 and 2020, respectively.

Defined Benefit Plans

Approximately 68% of AES Indiana’s active employees are covered by the qualified Defined Benefit Pension Plan; while approximately 10% of active employees are IBEW clerical-technical unit employees who are only eligible for the Thrift Plan. The remaining 22% of active employees are covered by the RSP. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan, in addition to the company match. The Defined Benefit Pension Plan is noncontributory and is funded by AES Indiana through a trust. Benefits for non-union participants in the Defined Benefit Pension Plan are based on salary, years of service and accrued benefits at April 1, 2015. Benefits for eligible union participants are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2022 was 20. The plan is closed to new participants.

AES Indiana also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 130 active employees and 24 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2022. The plan is unfunded. These postretirement health care benefits and the related unfunded obligation of $3.2 million and $3.9 million at December 31, 2022 and 2021, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2022	2021
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$772,040	$842,525
Service cost	8,949	9,339
Interest cost	18,099	15,660
Actuarial gain	(182,590)	(37,858)
Amendments (primarily increases in pension bands)	—	5,575
Settlements	(394)	—
Benefits paid	(38,575)	(63,201)
Projected benefit obligation at December 31	577,529	772,040
Change in plan assets:
Fair value of plan assets at January 1	820,684	850,020
Actual (loss)/return on plan assets	(171,002)	33,841
Employer contributions	412	24
Settlements	(394)	—
Benefits paid	(38,575)	(63,201)
Fair value of plan assets at December 31	611,125	820,684
Funded status	$33,596	$48,644
Amounts recognized in the statement of financial position:
Non-current assets	$33,611	$49,182
Non-current liabilities	(15)	(538)
Net amount recognized at end of year	$33,596	$48,644
Sources of change in regulatory assets(1):
Prior service cost arising during period	$—	$5,575
Net loss/(gain) arising during period	24,069	(29,884)
Amortization of prior service cost	(2,589)	(2,944)
Amortization of loss	(2,622)	(5,529)
Total recognized in regulatory assets	$18,858	$(32,782)
Amounts included in regulatory assets:
Net loss	$131,559	$110,113
Prior service cost	11,655	14,244
Total amounts included in regulatory assets	$143,214	$124,357

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

Significant Gains Related to Changes in the Benefit Obligation for the Period

As shown in the table above, an actuarial gain of $182.6 million decreased the benefit obligation for the year ended December 31, 2022 and an actuarial gain of $37.9 million decreased the benefit obligation for the year ended December 31, 2021. The actuarial gains in 2022 and 2021 were primarily due to increases in the discount rate.

Pension Benefits and Expense

Reported expenses relevant to the Defined Benefit Pension Plan are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience, including the performance of plan assets and actual benefits paid out in future years. Pension costs associated with the Defined Benefit Pension Plan are impacted by the level of contributions made to the plan, income on plan assets, the adoption of new mortality tables, and employee demographics, including age, job responsibilities, salary and employment periods. Changes made to the provisions of the Defined Benefit Pension Plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the corporate bond discount rates, as well as, the adoption of a new mortality table used in determining the projected benefit obligation and pension costs.

The 2022 net actuarial loss of $24.1 million recognized in regulatory assets is comprised of two parts: (1) a $182.6 million pension liability actuarial gain primarily due to an increase in the discount rate used to value pension liabilities; partially offset by (2) a $206.7 million pension asset actuarial loss primarily due to lower than expected return on assets. The unrecognized net loss of $131.6 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of plan participants. During 2022, the accumulated net loss increased due to lower than expected return on pension assets, which was partially offset by a combination of higher discount rates used to value pension liabilities, as well as the year 2022 amortization of accumulated loss. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 11.46 years based on estimated demographic data as of December 31, 2022. The projected benefit obligation of $577.5 million less the fair value of assets of $611.1 million results in an overfunded status of $33.6 million at December 31, 2022.

	Pension benefits for years ended December 31,
	2022	2021	2020
	(In Thousands)
Components of net periodic benefit (credit) / cost:
Service cost	$8,949	$9,339	$8,272
Interest cost	18,099	15,660	22,151
Expected return on plan assets	(35,656)	(41,815)	(37,779)
Amortization of prior service cost	2,589	2,944	3,677
Amortization of actuarial loss	2,424	5,529	8,115
Amortization of settlement loss	199	—	—
Net periodic benefit (credit) / cost	(3,396)	(8,343)	4,436
Less: amounts capitalized	316	771	372
Amount charged to expense	$(3,080)	$(7,572)	$4,064
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	2.83%	2.46%	3.33%
Discount rate – supplemental retirement plan	2.62%	2.31%	3.05%
Expected return on defined benefit pension plan assets	4.45%	5.05%	5.05%
Expected return on supplemental retirement plan assets	5.50%	3.60%	4.45%

Pension expense / (income) for the following year is determined as of the December 31 measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets, a mortality table assumption that reflects the life expectancy of plan participants, and a discount rate used to determine the projected benefit obligation. For 2022, pension expense / (income) was determined using an assumed long-term rate of return on plan assets of 4.45% for the Defined Benefit Pension Plan and 5.50% for the Supplemental Retirement Plan. As of the December 31, 2022 measurement date, AES Indiana increased the discount rate from 2.83% to 5.41% for the Defined Benefit Pension Plan and from 2.62% to 5.32% for the Supplemental Retirement Plan. The discount rate assumptions affect the pension expense / (income) determined for 2023. In addition, AES Indiana increased the expected long-term rate of return on plan assets from 4.45% to 5.60% for the Defined Benefit Pension Plan and increased the expected long-term rate of return for the Supplemental Retirement Plan from 5.50% to 6.45% for 2023. The expected long-term rate of return assumption affects the pension expense / (income) determined for 2023. The effect on 2023 total pension expense / (income) of a 25 basis point increase and decrease in the assumed discount rate is $(0.2) million and $0.2 million, respectively.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high-quality fixed income investments as of December 31, 2022. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Pension Plan Assets and Fair Value Measurements

Pension plan assets consist of investments in cash and cash equivalents, government debt securities, and mutual funds (equity and debt). Differences between actual portfolio returns and expected returns may result in increased or reduced pension costs in future periods. Pension costs for 2023 are determined as of the plans' measurement date of December 31, 2022. Pension costs are determined for the following year based on the market value of pension plan assets, expected employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

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

The primary objective of the Pension Plans’ is to provide a source of retirement income for its participants and beneficiaries, while the primary financial objective is to improve the funded status of the Pension Plans. A secondary financial objective is, where possible, to minimize pension expense volatility. The objective is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective. There can be no assurance that these objectives will be met.

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

The following table summarizes the Company’s target pension plan allocation for 2022:

Asset Category:	Target Allocations
Equity Securities	13.5%
Debt Securities	86.5%

	Fair Value Measurements at
	December 31, 2022
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Common collective trusts:
Equities (a)	$85,341	$2,017	$83,324	14%
Debt securities (b)	400,291	1,254	399,037	66%
Government debt securities (c)	122,704	420	122,284	20%
Total common collective trusts	608,336	3,691	604,645	100%
Cash and cash equivalents (d)	2,789	2,789	—	—%
Total pension plan assets	$611,125	$6,480	$604,645	100%

(a) This category represents investments that invest in equity securities of U.S. companies of any market capitalization and other investments (i.e.: futures, swaps, currency forwards) of foreign, emerging markets and seeks to provide long-term total return, which includes capital appreciation and income. The funds are valued using the net asset value method.

(b) This category represents investments that invest in high quality issues within the U.S. corporate bond markets and global high yield bonds and emerging markets debt denominated in local currency. The funds seek to provide current income and long-term capital preservation along with access to higher yielding, relatively liquid fixed income securities. The funds are valued using the net asset value method.

(c) This category represents investments that invest in U.S. treasury strips, U.S. government agency obligations, and U.S. treasury obligations. The funds seek investment returns over the long term and are valued using the net asset value method.

(d) This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or municipalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.

	Fair Value Measurements at
	December 31, 2021
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Common collective trusts:
Equities (a)	$183,203	$2,778	$180,425	22%
Debt securities (b)	481,077	1,637	479,440	59%
Government debt securities (c)	154,051	324	153,727	19%
Total common collective trusts	818,331	4,739	813,592	100%
Cash and cash equivalents (d)	2,353	2,490	—	—%
Total pension plan assets	$820,684	$7,229	$813,592	100%

(a) This category represents investments that invest in equity securities of U.S. companies of any market capitalization and other investments (i.e.: futures, swaps, currency forwards) of foreign, emerging markets and seeks to provide long-term total return, which includes capital appreciation and income. The funds are valued using the net asset value method.

(b) This category represents investments that invest in high quality issues within the U.S. corporate bond markets and global high yield bonds and emerging markets debt denominated in local currency. The funds seek to provide current income and long-term capital preservation along with access to higher yielding, relatively liquid fixed income securities. The funds are valued using the net asset value method.

(c) This category represents investments that invest in U.S. treasury strips, U.S. government agency obligations, and U.S. treasury obligations. The funds seek investment returns over the long term and are valued using the net asset value method.

(d) This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or municipalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.

Pension Funding

We contributed $0.4 million, $0.0 million, and $0.1 million to the Pension Plans in 2022, 2021 and 2020, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Indiana’s funded target liability percentage was estimated to be 99%. In general, AES Indiana must contribute the normal service cost earned by active participants during the plan year; however, this amount can be offset by any surplus or credit balance carried by the Pension Plan. The normal cost is expected to be approximately $6.2 million in 2023 (including $0.4 million for plan expenses), which is expected to be fully offset by the surplus amount. Each year thereafter, if the Pension Plans’ underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. AES Indiana does not expect to make an employer contribution for the calendar year 2023. AES Indiana’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2022, 2021 and 2020 were $38.6 million, $63.2 million and $38.5 million, respectively. Expected benefit payments are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2023	$40,922
2024	41,855
2025	42,433
2026	43,191
2027	43,446
2028 through 2032	216,734

10. COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2022, these include:

	Payments due in:
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Purchase obligations:
Coal, gas, purchased power and
related transportation	$1,188.8	$323.3	$331.1	$232.4	$302.0
Other	$422.4	349.1	59.5	8.8	5.0

Purchase obligations:

Purchase commitments for coal, gas, purchased power and related transportation:

AES Indiana enters into long-term contracts for the purchase of coal, gas, purchased power and related transportation. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:

At December 31, 2022, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates, as well as obligations under long term construction contracts. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives (see Note 5, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 8, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 9, "Benefit Plans") and (v) contingencies (see Note 10, "Commitments and Contingencies"). See the indicated notes to the Financial Statements for additional information on the items excluded.

Contingencies

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2022 and 2021, total legal loss contingencies accrued were $0.1 million and $0.2 million, respectively, which primarily related to personal injury litigation. During 2021, we entered into settlements resolving a significant portion of the legal loss contingencies previously accrued. The legal loss contingencies and settlement related accruals are included in "Accrued and other current liabilities" and "Other Non-Current Liabilities" on the accompanying Consolidated Balance Sheets. We maintain an amount of insurance protection for such litigation that we believe is adequate. As of December 31, 2022 and 2021, we have $0.0 million and $12.5 million, respectively, of receivables for insurance recoveries determined to be probable recorded in "Prepayments and other current assets" on the accompanying Consolidated Balance Sheets. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

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

11.  RELATED PARTY TRANSACTIONS

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. AES Indiana is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by the third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to AES Indiana of coverage under the property insurance program with AES Global Insurance Company was approximately $9.5 million, $7.0 million, and $5.6 million in 2022, 2021 and 2020, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. As of December 31, 2022 and 2021, we had prepaid approximately $3.4 million and $2.3 million, respectively, for coverage under these plans, which is recorded in "Prepayments and other current assets" on the accompanying Consolidated Balance Sheets.
AES Indiana participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $25.2 million, $23.7 million, and $21.0 million in 2022, 2021 and 2020, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. We had no prepaids for coverage under this plan as of December 31, 2022 and 2021, respectively.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $18.0 million and $15.6 million as of December 31, 2022 and 2021, respectively, which is recorded in “Taxes receivable” on the accompanying Consolidated Balance Sheets. See Note 8, "Income Taxes" for more information.

Long-term Compensation Plan

During 2022, 2021 and 2020, many of AES Indiana’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2022, 2021 and 2020 was $0.2 million, $0.2 million and $0.3 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 9, “Benefit Plans” to the Financial Statements for a description of benefits awarded to AES Indiana employees by AES under the RSP.

Service Company

Total costs incurred by the Service Company on behalf of IPALCO were $60.3 million, $58.4 million and $55.7 million during 2022, 2021 and 2020, respectively. Total costs incurred by IPALCO on behalf of the Service Company during 2022, 2021 and 2020 were $10.0 million, $10.4 million and $10.6 million, respectively, which are included as a reduction to charges from the Service Company. These costs were included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations. As of December 31, 2022, IPALCO had a prepaid balance with the Service Company of $2.1 million, which is recorded in "Prepayments and other current assets" on the accompanying Consolidated Balance Sheets. As of December 31, 2021, IPALCO had a payable balance with the Service Company of $5.9 million, which is recorded in “Accounts payable” on the accompanying Consolidated Balance Sheets.

Other

Transactions with various other related parties were $5.7 million, $4.3 million and $6.5 million during 2022, 2021 and 2020, respectively. These expenses were primarily recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations.

12. BUSINESS SEGMENT INFORMATION

IPALCO manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of IPALCO and is the most relevant measure considered in IPALCO's internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Indiana, a vertically integrated electric utility, with all other nonutility business activities aggregated separately. See Note 1, "Overview and Summary of Significant Accounting Policies" for further information on AES Indiana. The “All Other” nonutility category primarily includes the 2024 IPALCO Notes and 2030 IPALCO Notes and related interest expense, balance associated with IPALCO's interest rate hedges, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	2022			2021			2020
	Utility	All Other	Total	Utility	All Other	Total	Utility	All Other	Total
Revenues	$1,791,711	$—	$1,791,711	$1,426,132	$—	$1,426,132	$1,352,985	$—	$1,352,985
Depreciation and amortization	$266,504	$—	$266,504	$256,085	$—	$256,085	$246,896	$—	$246,896
Interest expense	$87,428	$43,804	$131,232	$84,256	$41,370	$125,626	$87,281	$42,212	$129,493
Income/(loss) from operations before income tax	$162,862	$(44,377)	$118,485	$189,548	$(41,425)	$148,123	$184,174	$(45,615)	$138,559
Capital expenditures(1)	$496,510	$—	$496,510	$291,546	$—	$291,546	$235,736	$—	$235,736
(1) Capital expenditures includes $0 thousand, $36 thousand and $36 thousand of payments for financed capital expenditures in 2022, 2021 and 2020, respectively.

	As of December 31, 2022			As of December 31, 2021			As of December 31, 2020
Total assets	$5,559,977	$29,237	$5,589,214	$5,222,987	$16,780	$5,239,767	$4,952,408	$17,511	$4,969,919

13. REVENUES

Revenues are primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenues are recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenues are recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.

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

In exchange for the exclusive right to sell or distribute electricity in our service area, AES Indiana is subject to rate regulation by federal and state regulators. This regulation sets the framework for the prices (“tariffs”) that AES Indiana is allowed to charge customers for electric services. Since tariffs are approved by the regulator, the price that AES Indiana has the right to bill corresponds directly with the value to the customer of AES Indiana’s performance completed in each period. Therefore, revenues under these contracts are recognized using an output method measured by the MWhs delivered each month at the approved tariff. Customer payments are typically due on a monthly basis, though see Note 2, "Regulatory Matters - IURC COVID-19 Orders" for a discussion of the orders requiring expanded payment arrangements for customers.

Wholesale revenues - Power produced at the generation stations in excess of our retail load is sold into the MISO market. Such sales are made at either the day-ahead or real-time hourly market price, and these sales are classified as wholesale revenues. We sell to and purchase power from MISO, and such sales and purchases are settled and accounted for on a net hourly basis.

In the MISO market, wholesale revenues are recorded at the spot price based on the quantities of MWh delivered in each hour during each month. As a member of MISO, we are obligated to declare the availability of our energy production into the wholesale energy market, but we are not obligated to commit our previously declared availability. As such, contract terms end as the energy for each day is delivered to the market in the case of the day-ahead market and for each hour in the case of the real-time market.

Miscellaneous revenues - Miscellaneous revenues are mainly comprised of MISO transmission revenues and capacity revenues. MISO transmission revenues are earned when AES Indiana’s power lines are used in transmission of energy by power producers other than AES Indiana. As AES Indiana owns and operates transmission lines in central and southern Indiana, demand charges collected from network customers by MISO are allocated to the appropriate transmission owners (including AES Indiana) and recognized as transmission revenues. Capacity revenues are also included in miscellaneous revenues, and represent compensation received from MISO for making installed generation capacity available to satisfy system integrity and reliability requirements through the annual MISO capacity auction. Capacity, which is a stand-ready obligation to deliver energy when called upon by the RTO, is measured using MWs.

Transmission and capacity revenues each have a single performance obligation, as they each represent a distinct service or good. Additionally, as these performance obligations are satisfied over time and the same method is used to measure progress, the performance obligations meet the criteria to be considered a series. For transmission revenues, the price that the transmission operator has the right to bill corresponds directly with the value to the customer of AES Indiana’s performance completed in each period as the price paid is the transmission operator's allocation of the tariff rate (as approved by the regulator) charged to network participants. For capacity revenues, the capacity price that clears at the auction is fixed and AES Indiana is compensated based on the cleared MWs and cleared price.

AES Indiana’s revenues from contracts with customers was $1,760.0 million, $1,389.2 million and $1,326.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table presents our revenues from contracts with customers and other revenues (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Retail Revenues
Retail revenues from contracts with customers:
Residential	$688,487	$595,692	$566,668
Small commercial and industrial	247,655	211,997	194,904
Large commercial and industrial	625,351	518,069	484,230
Public lighting	9,832	8,888	9,115
Other (1)	17,845	16,785	14,402
Total retail revenues from contracts with customers	1,589,170	1,351,431	1,269,319
Alternative revenues programs	29,171	35,248	24,781
Wholesale Revenues
Wholesale revenues from contracts with customers	148,517	25,059	46,482
Miscellaneous Revenues
Capacity revenues	11,750	734	1,477
Transmission and other revenues	10,534	11,480	9,317
Total miscellaneous revenues from contracts with customers	22,284	12,214	10,794
Other miscellaneous revenues (2)	2,569	2,180	1,609
Total Revenues	$1,791,711	$1,426,132	$1,352,985

(1) Other retail revenues from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2) Other miscellaneous revenues includes lease and other miscellaneous revenues not accounted for under ASC 606.

The balances of receivables from contracts with customers were $198.3 million and $163.0 million as of December 31, 2022 and 2021, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, unless a customer qualifies for payment extension.

The Company has elected to apply the optional disclosure exemptions under ASC 606. Therefore, the Company has not included disclosure pertaining to revenues expected to be recognized in any future year related to remaining performance obligations, as we exclude contracts with an original length of one year or less, contracts for which we recognize revenues based on the amount we have the right to invoice for services performed, and contracts with variable consideration allocated entirely to a wholly unsatisfied performance obligation when the consideration relates specifically to our efforts to satisfy the performance obligation and depicts the amount to which we expect to be entitled.

Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. There were no contract liabilities from contracts with customers as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we recognized revenues of $0.0 million and $0.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

14. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	December 31, 2022	December 31, 2021
Assets
Right-of-use assets — finance leases	Other non-current assets	$15,819	$19,763
Liabilities
Finance lease liabilities (current)	Short-term debt	—	294
Finance lease liabilities (noncurrent)	Long-term debt	16,361	19,469
Total finance lease liabilities		$16,361	$19,763

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term — finance leases	36 years	31 years
Weighted-average discount rate — finance leases	5.650%	4.561%

The following table summarizes the components of lease expense recognized in "Operating Costs and Expenses" on the accompanying Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively (in thousands):

	For the Year Ended December 31,
Components of Lease Cost	2022	2021	2020
Finance lease cost:
Amortization of right- of-use assets	$542	$—	$—
Interest on lease liabilities	782	—	—
Total lease cost	$1,324	$—	$—

Operating cash outflows from finance leases were $0.3 million, $0.0 million and $0.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of December 31, 2022 for 2023 through 2027 and thereafter (in thousands):

Finance Leases
2023	$802
2024	818
2025	834
2026	851
2027	868
Thereafter	37,546
Total	$41,719
Less: Imputed interest	(25,358)
Present value of lease payments	$16,361

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenues on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenues from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Total lease revenues	$1,134	$1,439	$941

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	December 31, 2022	December 31, 2021
Gross assets	$4,334	$4,403
Less: Accumulated depreciation	(1,060)	(979)
Net assets	$3,274	$3,424

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future minimum lease receipts through 2027 and thereafter (in thousands):

Operating Leases
2023	$544
2024	544
2025	553
2026	554
2027	554
Thereafter	1,245
Total	$3,994

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Indianapolis Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indianapolis Power & Light Company and subsidiaries, d/b/a AES Indiana, (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, common shareholders' equity and cumulative preferred stock, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Regulatory Accounting
Regulatory Accounting
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company applies the provisions of FASB Accounting Standards Codification 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the Indiana Utility Regulatory Commission and the Federal Energy Regulatory Commission. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory liabilities generally represent obligations to provide refunds or future rate reductions to customers for previous overcollections or the deferral of revenues collected for costs that the Company expects to incur in the future. Accounting for the economics of rate regulation affects multiple consolidated financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; revenues; and depreciation expense, and related disclosures in the Company’s consolidated financial statements.
Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the consolidated financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred through December 31, 2022, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the consolidated financial statements and related disclosures.
How We Addressed the Matter in Our Audit	To evaluate the Company’s significant judgments in accounting for regulatory assets and liabilities, our audit procedures included, among others, reviewing relevant regulatory orders, statutes and interpretations; filings made by intervening parties; and other publicly available information, to assess the likelihood of recovery of regulatory assets in future rates or of a refund or future reduction in rates for regulatory liabilities based on precedents for the treatment of similar costs under similar circumstances. We evaluated the Company’s assertions regarding the probability of recovery of regulatory assets or refund or future reduction in rates for regulatory liabilities, to assess the Company’s assertion that amounts are probable of recovery or of a refund or future reduction in rates.

Asset Retirement Obligations
Regulatory Accounting
Description of the Matter	At December 31, 2022, the Company’s asset retirement obligations (“ARO”) totaled $218.7 million. As described in Note 3 to the consolidated financial statements, the Company’s ARO liabilities relate primarily to environmental compliance involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The Company recorded adjustments to its ARO liabilities of $45.8 million during 2022 primarily to reflect revisions to cash flow and timing estimates due to increases to estimated ash pond closure costs and accelerated landfill closure dates.
Auditing the Company’s ARO liabilities was complex and highly judgmental due to the significant estimation required by management to determine the estimated cost estimates of the legal obligations associated with the Company’s generating plants, transmission system and distribution system. In particular, the estimate was sensitive to significant assumptions including the scope and method of decommissioning and timing of related cash flows.
How We Addressed the Matter in Our Audit	To test the Company’s ARO liability estimates, our audit procedures included evaluating the appropriateness of the Company’s methodology, interviewing members of the Company’s environmental staff and testing significant assumptions and inputs including the timing of activities, projected closure dates and the method of decommissioning. We involved our specialists in our assessment of the Company’s ARO liabilities including reviewing the Company’s methodology, evaluating the reasonableness of the cost estimates and assumptions, and assessing completeness of the estimates with respect to regulatory requirements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Indianapolis, Indiana
March 1, 2023

AES INDIANA and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2022, 2021 and 2020
	2022	2021	2020
	(In Thousands)
REVENUES	$1,791,711	$1,426,132	$1,352,985

OPERATING COSTS AND EXPENSES:
Fuel	568,676	255,817	247,105
Power purchased	199,860	175,025	135,767
Operation and maintenance	493,454	449,317	415,824
Depreciation and amortization	266,504	256,085	246,896
Taxes other than income taxes	33,048	44,419	44,516
Other, net	(3,201)	(5,630)	—
Total operating costs and expenses	1,558,341	1,175,033	1,090,108

OPERATING INCOME	233,370	251,099	262,877

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	4,784	5,412	4,574
Interest expense	(87,428)	(84,257)	(87,478)
Other income / (expense), net	12,136	17,294	4,201
Total other income / (expense), net	(70,508)	(61,551)	(78,703)

INCOME FROM OPERATIONS BEFORE INCOME TAX	162,862	189,548	184,174

Less: income tax expense	32,887	39,305	40,134
NET INCOME	129,975	150,243	144,040

Less: dividends on and redemptions of preferred stock	3,509	3,213	3,213
NET INCOME APPLICABLE TO COMMON STOCK	$126,466	$147,030	$140,827

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Consolidated Balance Sheets
	December 31, 2022	December 31, 2021
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199,103	$2,756
Accounts receivable, net of allowance for credit losses of $1,117 and $647, respectively	216,572	179,181
Inventories	123,608	101,899
Regulatory assets, current	119,723	63,813
Taxes receivable	6,682	6,653
Prepayments and other current assets	27,422	40,128
Total current assets	693,110	394,430
NON-CURRENT ASSETS:
Property, plant and equipment	6,982,314	6,643,929
Less: Accumulated depreciation	3,243,968	2,895,881
	3,738,346	3,748,048
Construction work in progress	294,985	210,297
Total net property, plant and equipment	4,033,331	3,958,345
OTHER NON-CURRENT ASSETS:
Intangible assets - net	138,978	106,316
Regulatory assets, non-current	593,939	656,977
Pension plan assets	33,611	49,182
Other non-current assets	67,008	57,737
Total other non-current assets	833,536	870,212
TOTAL ASSETS	$5,559,977	$5,222,987
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 7 and 14)	$—	$60,294
Accounts payable	189,806	179,602
Accrued taxes	22,474	25,898
Accrued interest	25,054	22,241
Customer deposits	35,097	28,916
Regulatory liabilities, current	23,348	4,241
Accrued and other current liabilities	26,214	25,896
Total current liabilities	321,993	347,088
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 7 and 14)	2,143,147	1,799,502
Deferred income tax liabilities	305,107	300,178
Regulatory liabilities, non-current	612,585	826,709
Accrued pension and other postretirement benefits	3,085	4,290
Asset retirement obligations	218,729	189,509
Other non-current liabilities	11,621	4,597
Total non-current liabilities	3,294,274	3,124,785
Total liabilities	3,616,267	3,471,873
COMMITMENTS AND CONTINGENCIES (see Note 10)
SHAREHOLDER'S EQUITY:
Common stock	324,537	324,537
Paid in capital	1,193,107	939,993
Retained earnings	426,066	426,800
Total shareholder's equity	1,943,710	1,691,330
Cumulative preferred stock	—	59,784
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$5,559,977	$5,222,987

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
	2022	2021	2020
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$129,975	$150,243	$144,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,504	256,085	246,896
Amortization of deferred financing costs and debt discounts	2,511	2,536	2,335
Deferred income taxes and investment tax credit adjustments - net	(6,584)	(7,373)	3,078
Allowance for equity funds used during construction	(4,784)	(5,412)	(4,574)
Gain on acquisition	—	(5,630)	—
Change in certain assets and liabilities:
Accounts receivable	(37,391)	(13,746)	(4,071)
Inventories	(47,489)	(12,017)	(15,240)
Accounts payable	32,232	21,502	(20,621)
Accrued and other current liabilities	6,532	(13,017)	(8,214)
Accrued taxes payable/receivable	(3,452)	(2,302)	18,012
Accrued interest	2,813	(1,099)	(518)
Pension and other postretirement benefit assets and liabilities	(8,727)	(16,592)	(6,991)
Short-term and long-term regulatory assets and liabilities	38,863	(104,759)	(13,390)
Prepayments and other current assets	19,016	(4,556)	(569)
Other long term liabilities	(21,717)	5,566	(5,460)
Other - net	4,967	(1,645)	(714)
Net cash provided by operating activities	373,269	247,784	333,999
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(496,510)	(291,510)	(235,700)
Project development costs	(3,910)	(1,304)	(2,401)
Cost of removal payments	(23,948)	(35,260)	(19,484)
Loans to parent	—	—	(26,110)
Loan repayments from parent	—	6,110	20,000
Purchase of intangibles	—	(26,261)	—
Other	(719)	(14,380)	(18,184)
Net cash used in investing activities	(525,087)	(362,605)	(281,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	300,000	320,000	115,000
Repayments under revolving credit facilities	(360,000)	(335,000)	(40,000)
Short-term borrowings	200,000	—	—
Repayment of short-term borrowings	(200,000)	—	—
Long-term borrowings	350,000	95,000	90,000
Retirement of long-term debt	—	(95,000)	(90,000)
Dividends on common stock	(127,200)	(155,700)	(147,600)
Dividends on preferred stock	(3,213)	(3,213)	(3,213)
Payments of deferred financings costs and discounts	(4,309)	(1,325)	(792)
Purchase of preferred stock	(60,080)	—	—
Equity contributions from IPALCO	253,000	275,000	—
Other	(33)	(131)	(153)
Net cash provided by (used in) financing activities	348,165	99,631	(76,758)
Net change in cash, cash equivalents and restricted cash	196,347	(15,190)	(24,638)
Cash, cash equivalents and restricted cash at beginning of period	2,761	17,951	42,589
Cash, cash equivalents and restricted cash at end of period	$199,108	$2,761	$17,951

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$80,104	$82,880	$84,869
Income taxes	39,500	40,800	27,000
Non-cash investing activities:
Accruals for capital expenditures	$66,949	$81,325	$54,360
Recognition and changes to right-of-use assets - finance leases	$(3,402)	$19,763	$—
Non-cash financing activities:
Recognition and changes to financing lease liabilities	$(3,402)	$19,763	$—

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Consolidated Statements of Common Shareholder's Equity and Cumulative Preferred Stock
For the Years Ended December 31, 2022, 2021 and 2020
	Common Stock	Paid in Capital	Retained Earnings	Total Shareholder's Equity	Cumulative Preferred Stock
	(In Thousands)
Balance at January 1, 2020	$324,537	$664,719	$435,243	$1,424,499	$59,784
Net income	—	—	144,040	144,040	3,213
Preferred stock dividends	—	—	(3,213)	(3,213)	(3,213)
Cash dividends declared on common stock	—	—	(140,600)	(140,600)	—
Contributions from IPALCO	—	—	—	—	—
Other	—	167	—	167	—
Balance at December 31, 2020	324,537	664,886	435,470	1,424,893	59,784
Net income	—	—	150,243	150,243	3,213
Preferred stock dividends	—	—	(3,213)	(3,213)	(3,213)
Cash dividends declared on common stock	—	—	(155,700)	(155,700)	—
Contributions from IPALCO	—	275,000	—	275,000	—
Other	—	107	—	107	—
Balance at December 31, 2021	324,537	939,993	426,800	1,691,330	59,784
Net income	—	—	129,975	129,975	3,213
Preferred stock dividends	—	—	(3,213)	(3,213)	(3,213)
Redemption of preferred stock	—	—	(296)	(296)	(59,784)
Cash dividends declared on common stock	—	—	(127,200)	(127,200)	—
Contributions from IPALCO		253,000		253,000	—
Other	—	114	—	114	—
Balance at December 31, 2022	$324,537	$1,193,107	$426,066	$1,943,710	$—

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPL, which does business as AES Indiana, was incorporated under the laws of the state of Indiana in 1926. All of the outstanding common stock of AES Indiana is owned by IPALCO. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments and CDPQ. AES U.S. Investments is owned by AES (85%) and CDPQ (15%). AES Indiana is engaged primarily in generating, transmitting, distributing and selling of electric energy to approximately 519,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana owns and operates four generating stations all within the state of Indiana. Our largest generating station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in 2023, which would result in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas by the end of 2025 (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation"). The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of December 31, 2022, AES Indiana’s net electric generation capacity for winter is 3,475 MW and net summer capacity is 3,330 MW. On December 17, 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills Solar Project"). As amended in December 2022 and subject to IURC approval, the Hardy Hills Solar Project is now expected to be completed in 2024. In July 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, executed an agreement to acquire a 250 MW solar and 180 MWh energy storage facility (the "Petersburg Solar Project"). As amended in October 2022 and subject to IURC approval, the Petersburg Solar Project is now expected to be completed in 2025.

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

Use of Management Estimates

The preparation of financial statements in conformity with GAAP requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates. Significant items subject to such estimates and assumptions include: recognition of revenues including unbilled revenues; the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to AROs and employee benefits.

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

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	As of December 31,
	2022	2021
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$199,103	$2,756
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$199,108	$2,761

Accounts Receivable and Allowance for Credit Losses
The following table summarizes our accounts receivable balances at December 31:

	As of December 31,
	2022	2021
	(In Thousands)
Accounts receivable, net
Customer receivables	$125,540	$100,952
Unbilled revenues	74,488	64,758
Amounts due from related parties	288	214
Other	17,373	13,904
Allowance for credit losses	(1,117)	(647)
Total accounts receivable, net	$216,572	$179,181

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated (in Thousands):

Year Ended December 31, 2022	Beginning Allowance Balance at January 1, 2022	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at December 31, 2022
Allowance for credit losses	$647	$5,851	$(7,008)	$1,627	$1,117

Year Ended December 31, 2021	Beginning Allowance Balance at January 1, 2021	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at December 31, 2021
Allowance for credit losses	$3,155	$2,035	$(6,448)	$1,905	$647

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivable balance. Amounts are written off when reasonable collections efforts have been exhausted.

Inventories

AES Indiana maintains coal, fuel oil, natural gas, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or net realizable value, using the average cost. The following table summarizes our inventories balances at December 31:

	As of December 31,
	2022	2021
	(In Thousands)
Inventories
Fuel	$60,497	$41,626
Materials and supplies, net	63,111	60,273
Total inventories	$123,608	$101,899

Property, Plant and Equipment

Property, plant and equipment is stated at original cost as defined for regulatory purposes. The cost of additions to property, plant and equipment and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.8%, 3.7% and 3.7% during 2022, 2021 and 2020, respectively. Depreciation expense was $247.5 million, $239.1 million, and $232.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. "Depreciation and amortization" expense on the accompanying Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AES Indiana capitalized amounts using pretax composite rates of 5.4%, 5.7% and 6.9% during 2022, 2021 and 2020, respectively.

Impairment of Long-lived Assets

GAAP requires that AES Indiana test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, AES Indiana is required to write down the asset to its fair value with a charge to current earnings. The net book value of AES Indiana’s property, plant, and equipment was $4.0 billion and $4.0 billion as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, AES Indiana had $287.5 million and $300.1 million, respectively, of long-term regulatory assets associated with the Petersburg Unit 1 retirement and the probable Petersburg Unit 2 retirement (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” and Note 3, "Property, Plant and Equipment"). AES Indiana does not believe any of these assets are currently impaired. In making this assessment, AES Indiana considers such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; the anticipated demand and relative pricing of retail electricity in its service territory and wholesale electricity in the region; and the cost of fuel.

Intangible Assets

Finite-lived intangible assets include capitalized software and project development intangible assets amortized over their useful lives. Capitalized software of $205.9 million and $162.0 million and its corresponding accumulated amortization of $107.2 million and $95.8 million is recorded as of December 31, 2022 and 2021, respectively. Amortization expense for capitalized software was $10.1 million, $11.2 million and $10.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. These capitalized software intangible assets have a 7 year-weighted average amortization period and the estimated amortization expense is approximately $30.7 million over the next 5 years ($9.8 million in 2023, $5.3 million in 2024, $5.2 million in 2025, $5.2 million in 2026 and $5.2 million in 2027). Project development intangible assets were $39.5 million as of December 31, 2022 and 2021. These project development intangible assets have a 30 year-weighted average amortization period and the estimated amortization expense is approximately $4.9 million over the next 5 years ($0.0 million in 2023, $1.0 million in 2024, $1.3 million in 2025, $1.3 million in 2026 and $1.3 million in 2027).

Implementation Costs Related to Software as a Service

AES Indiana has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $8.2 million and $9.1 million as of December 31, 2022 and 2021, respectively, which are recorded within "Other non-current assets" on the accompanying Consolidated Balance Sheets.

Contingencies

AES Indiana accrues for loss contingencies when the amount of the loss is probable and estimable. AES Indiana is subject to various environmental regulations and is involved in certain legal proceedings. If AES Indiana’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2022 and 2021, total loss contingencies accrued were $0.1 million and $0.2 million, respectively, which were included in “Accrued and Other Current Liabilities” and "Other Non-Current Liabilities", respectively, on the accompanying Consolidated Balance Sheets.

Concentrations of Risk

Substantially all of AES Indiana’s customers are located within the Indianapolis area. Approximately 68% of AES Indiana’s employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. AES Indiana’s contract with the physical unit expires on December 4, 2024, and the contract with the clerical-technical unit expires February 12, 2026. Additionally, AES Indiana has long-term coal contracts with two suppliers, and substantially all of AES Indiana's coal is currently mined in the state of Indiana.

Financial Derivatives

All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value. Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction or it qualifies for the normal purchases and sales exception.

AES Indiana has contracts involving the physical delivery of energy and fuel. Because some of these contracts qualify for the normal purchases and normal sales scope exception in ASC 815, AES Indiana has elected to account for them as accrual contracts, which are not adjusted for changes in fair value. AES Indiana has or previously had FTRs and forward power contracts that do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value when acquired and subsequently amortized over the annual period as they are used. FTRs are initially recorded at fair value using the income approach. The forward power contracts are recorded at fair value with changes in the fair value charged or credited to the Consolidated Statements of Operations in the period in which the change occurred. Forward power contracts are fair valued using the market approach.

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

Revenue Recognition

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenues is accrued. In making its estimates of unbilled revenues, AES Indiana uses complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2022 revenues and ending unbilled revenues of a one percentage point change in estimated line losses for the month of December 2022 is immaterial. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. AES Indiana’s provision for expected credit losses included in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations was $5.9 million, $3.0 million and $4.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

In addition, AES Indiana is one of many transmission system owner members of MISO, a RTO which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. See Note 13, "Revenues" for additional information of MISO sales and other revenue streams.

Operating Expenses – Other, Net

Operating expenses – Other, net generally includes gains or losses on asset sales, dispositions or acquisitions, gains or losses on the sale or acquisition of businesses, and other expense or income from miscellaneous operating transactions. For the year ended December 31, 2022, the $3.2 million is primarily due to a gain on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition. For the year ended December 31, 2021, the $5.6 million represents a gain on acquisition.

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

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the Financial Statements upon adoption
2020-04, 2021-01 and 2022-06, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are effective for a limited period of time (March 12, 2020 - December 31, 2024).	March 12, 2020 - December 31, 2024	The Company adopted this standard on a prospective basis and it did not have a material impact on the Financial Statements.

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

Base Rate Orders

On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement previously filed with the IURC by AES Indiana for a $43.9 million, or 3.2%, increase to annual revenues (the "2018 Base Rate Order"). The 2018 Base Rate Order includes recovery through rates of the CCGT at Eagle Valley completed in the first half of 2018, as well as other construction projects and changes to operating income since the 2016 Base Rate Order. New basic rates and charges became effective on December 5, 2018. The 2018 Base Rate Order also provides customers approximately $50 million in benefits, which flowed to customers over the two-year period that began March 2019, via the ECCRA rate adjustment mechanism. As of December 31, 2022 and 2021, these credits have been fully returned to customers. In addition, the 2018 Base Rate Order provides that annual wholesale margins earned above (or below) the benchmark of $16.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Prior to the 2018 Base Rate Order, wholesale sales margins were shared with customers 50% above and below an established benchmark of $6.3 million. Similarly, the 2018 Base Rate Order provides that all capacity sales above (or below) a benchmark of $11.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. The 2018 Base Rate Order also approved changes to AES Indiana's depreciation and amortization rates (including no longer deferring depreciation on the CCGT at Eagle Valley) which altogether represent a net expense increase of approximately $28.7 million annually.

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

In each of the last three calendar years, AES Indiana has reported earnings in excess of the authorized level for each of the four quarterly reporting periods in those years. AES Indiana was not required to reduce its fuel cost recovery in 2019 because of its Cumulative Deficiencies. During 2020, AES Indiana's Cumulative Deficiencies dropped to zero and thus AES Indiana recorded a reduction to revenues of $0.3 million, $5.5 million and $10.0 million in 2022, 2021 and 2020, respectively. AES Indiana's regulatory liability attributed to the Cumulative Deficiencies calculation was $0.0 million and $0.5 million as of December 31, 2022 and 2021, respectively, which is recorded within "Regulatory liabilities, current" on the accompanying Consolidated Balance Sheets.

ECCRA

AES Indiana may apply to the IURC for approval of a rate adjustment known as the ECCRA periodically to recover costs (including a return) to comply with certain environmental regulations applicable to AES Indiana’s generating stations. The total amount of AES Indiana’s environmental equipment approved for ECCRA recovery as of December 31, 2022 was $22.8 million. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending February 2023 is a net cost to customers of $1.6 million. The only environmental equipment still remaining in the ECCRA as of December 31, 2022 are certain projects associated with NAAQS compliance.

DSM

Through various rate orders from the IURC, AES Indiana has been able to recover its costs of implementing various DSM programs throughout the periods covered by this report. In 2022, 2021 and 2020, AES Indiana also had the ability to receive performance incentives, dependent upon the level of success of the programs. Performance incentives included in rates for the years ended December 31, 2022, 2021 and 2020 were $8.3 million, $7.2 million and $6.0 million, respectively.

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

Wind and Solar Power Purchase Agreements

AES Indiana is committed under a power purchase agreement to purchase all wind-generated electricity through 2029 from a wind project in Indiana. AES Indiana is also committed under another agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota. The Indiana project has a maximum output capacity of approximately 100 MW and the Minnesota project has a maximum output capacity of approximately 200 MW. In addition, AES Indiana has 94.5 MW of solar-generated electricity in its service territory under long-term contracts (these long-term contracts have expiration dates ranging from 2026 to 2033), of which 94.0 MW was in operation as of December 31, 2022. AES Indiana has authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC. If and when AES Indiana sells the renewable energy attributes (in the form of renewable energy credits) generated from these facilities, the proceeds would pass back to benefit AES Indiana’s retail customers through the FAC.

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

On March 4, 2020, the IURC issued an order approving the projects in a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on and of investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered by six months as ordered by the IURC and are filed each December. The total amount of AES Indiana’s equipment approved for TDSIC recovery as of December 31, 2022 was $324.0 million, The jurisdictional revenues requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending October 2023 is a net cost to customers of $34.3 million.

IRP Filings and Replacement Generation

Electric utilities in Indiana are required to submit Integrated Resource Plans (IRPs) every three years. The IRPs are subject to a rigorous stakeholder process. IRPs describe how the utility plans to deliver safe, reliable, and efficient electricity at just and reasonable rates.

2022 IRP

AES Indiana held public advisory meetings for the 2022 IRP in January, April, June, September and October of 2022. Changes to our generation portfolio are evaluated and decided through the IRP. AES Indiana issued an all-source Request for Proposal on April 14, 2022, in order to competitively procure energy and capacity in the near term; such need was evaluated in AES Indiana's 2022 IRP.

In December 2022, AES Indiana filed its 2022 IRP with the IURC, which describes AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana's reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas by the end of 2025. AES Indiana has not yet filed for the necessary regulatory approvals from the IURC to convert Petersburg units 3 and 4; however, AES Indiana expects to do so at the appropriate time. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. As new technologies, such as green hydrogen, small modular reactors and carbon capture are developed and cost effective, AES Indiana will evaluate them in the future planning processes. As a result of the plan to convert Petersburg units 3 and 4 to natural gas, AES Indiana recorded a $1.5 million write off of capital projects during the period ended December 31, 2022 to "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations.

2019 IRP

In December 2019, AES Indiana filed its 2019 IRP, which included the retirement of approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively. Based on extensive modeling, AES Indiana has determined that the cost of operating Petersburg Units 1 and 2 exceeds the value customers receive compared to alternative resources. Retirement of these units allows the company to cost-effectively diversify the portfolio and transition to lower cost and cleaner resources while maintaining a reliable system.

AES Indiana issued an all-source Request for Proposal on December 20, 2019, in order to competitively procure replacement capacity by June 1, 2023, which was the first year AES Indiana was expected to have a capacity shortfall. Our modeling indicated that a combination of wind, solar, storage, and energy efficiency would be the lowest reasonable cost option for the replacement capacity. As a result of the plans to retire Petersburg Units 1 and 2, AES Indiana recorded $2.1 million, $0.8 million, and $0.0 million of obsolescence losses, during the periods ended December 31, 2022, 2021, and 2020, respectively, for materials and supplies inventory AES Indiana does not believe will be utilized by the planned retirement dates, which is recorded in "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations.

As a result of the plans to retire Petersburg Units 1 and 2, AES Indiana filed a petition with the IURC on February 26, 2021 for approvals and cost recovery associated with these retirements. On August 6, 2021, AES Indiana filed an uncontested Stipulation and Settlement Agreement with the other parties in the case which includes: (1) AES Indiana's creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) a method for amortization of the regulatory assets; and (3) recovery of the regulatory assets through ongoing amortization in AES Indiana’s future rate cases. The Settlement Agreement also reserves all rights of all the parties with respect to the ratemaking treatment related to the regulatory assets, including the proper rate of return and mechanisms for recovery. On November 17, 2021, the IURC approved the Settlement Agreement without modification. AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and expects to retire Unit 2 in 2023.

AES Indiana had $47.6 million and $239.9 million of Petersburg Units 1 and 2 retirement costs, respectively, net of accumulated amortization, recorded as long-term regulatory assets as of December 31, 2022. AES Indiana had $60.1 million and $239.9 million of Petersburg Units 1 and 2 retirement costs, respectively, net of accumulated amortization, recorded as long-term regulatory assets as of December 31, 2021.

Hardy Hills Solar Project

In January 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, executed an agreement for the acquisition and construction of the 195 MW Hardy Hills Solar Project to be developed in Clinton County, Indiana. As amended in December 2022 and subject to IURC approval, the Hardy Hills Solar Project is now expected to be completed in 2024. On June 16, 2021, AES Indiana received an order from the IURC approving a petition and case-in-chief seeking a CPCN for this solar project, including a joint venture structure between an AES Indiana subsidiary and one or more tax equity partners upon completion and approval for recovery of project development costs and carrying costs on AES Indiana's investment in the project. The transaction closed in December 2021 and was accounted for as an asset acquisition of a variable interest entity that did not meet the definition of a business; therefore, the individual assets and liabilities were recorded at their fair values. Total net assets of $51.6 million were recorded in the accompanying Consolidated Balance Sheets associated with the transaction, primarily consisting of a development project intangible asset (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets"). A gain for the difference between the consideration transferred and the assets and liabilities recognized was recorded in “Operating costs and expenses - Other, net” on the accompanying Consolidated Statements of Operations. Total consideration included a future payment contingent on certain future costs incurred by the project. As such, a $3.2 million contingent liability was recorded in "Other Non-Current Liabilities" on the accompanying Consolidated Balance Sheets as of December 31, 2021. During 2022, this liability was remeasured due to updated cost estimates and was reduced to $0.0 million.

Petersburg Solar Project

In July 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, executed an agreement for the acquisition and construction of a 250 MW solar and 180 MWh energy storage facility to be developed in Pike County, Indiana. As amended in October 2022 and subject to IURC approval, the Petersburg Solar Project is now expected to be completed in 2025. On July 30, 2021, AES Indiana filed a petition and case-in-chief with the IURC seeking a CPCN for this solar project and on November 24, 2021, AES Indiana received an order from the IURC approving the project, including a joint venture structure between an AES Indiana subsidiary and one or more tax equity partners upon completion and approval for recovery of project development costs and carrying costs on AES Indiana's investment in the project.

Incentives for Clean Energy Projects

Indiana Code 8-1-8 (the "clean energy statute") offers certain incentives for clean energy projects. Primarily, it allows for the timely recovery of costs and expenses incurred during construction and operation of eligible projects outside of a base rate proceeding. Additionally, the clean energy statute provides for a 120-day procedural schedule for the IURC to issue a determination of a project's eligibility. Clean energy projects eligible for incentives under this statute include renewable energy resources such as wind, photovoltaic cells and panels, solar energy, and energy storage systems or technologies, among others. AES Indiana filed for and received IURC approval of Hardy Hills and Petersburg Energy Center under this statute (and other applicable statutes) and currently has a related request for IURC approval of contract amendments pending before the IURC. AES Indiana continues to evaluate projects which may also be filed under this statute.

IURC COVID-19 Orders

Due to the COVID-19 pandemic, there was a disconnection moratorium in 2020 for IURC-jurisdictional utilities through August 14, 2020, which has lapsed. Additionally, the IURC authorized Indiana utilities to use regulatory accounting for any impacts associated with prohibiting utility disconnections, waiver or exclusion of certain utility fees (i.e., late fees, convenience fees, deposits, and reconnection fees), and also required utilities to use expanded payment arrangements to aid customers. The IURC also authorized regulatory accounting treatment for COVID-19 related uncollectible and incremental bad debt expense.

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

As a result of the IURC's COVID-19 related orders issued in 2020, AES Indiana has recorded a regulatory asset of $5.4 million as of December 31, 2022 and 2021. On August 25, 2021, the IURC closed the investigation to consider and address the impacts of the COVID-19 pandemic. For further discussion on the COVID-19 pandemic, see Note 15, "Risks and Uncertainties - COVID-19 Pandemic."

Excess Distributed Generation Rates

On March 1, 2021, AES Indiana filed a petition with the IURC for approval of its proposed rate for the procurement of excess distributed generation ("EDG") and related consumer EDG credit issues. The EDG rate replaced the net metering program beginning in July 2022, when net metering was no longer available to new customers. The IURC approved the EDG rate by order dated January 26, 2022, On March 16, 2022, the IURC denied the petition for reconsideration filed by the other parties on February 15, 2022. The matter remains subject to the pending appeal filed by the other parties on February 22, 2022, which is currently being held in abeyance by the Indiana Court of Appeals pending resolution of a petition to transfer to the Indiana Supreme Court filed in a similar case involving a different and unaffiliated utility. The stay was extended by the Indiana Court of Appeals on July 11, 2022 and currently remains in effect. On January 4, 2023, the Indiana Supreme Court issued a final decision in favor of the utility in the similar case that served as the basis of the stay in the AES Indiana case. On February 3, 2023, the OUCC moved to dismiss the appeal, which motion was granted on February 13, 2023.

Electric Vehicle Portfolio Program

On January 27, 2023, AES Indiana filed with the IURC a request to approve its Electric Vehicle (EV) Portfolio and associated accounting and ratemaking treatment. The EV Portfolio includes two separate parts: (1) a set of EV specific rates, tariffs, and alternative pricing structures, and (2) a set of Public Use EV Pilot Programs. The EV portfolio is designed to produce net benefits for all customers through new retail margins and grid optimization. The projected costs to successfully implement the services proposed in the EV Portfolio are estimated at $16.2 million over the three year period. AES Indiana requested approval to defer as a regulatory asset and recover in future base rates the cost necessary to implement the EV Portfolio, including carrying charges.

House Bill 1002

In the first quarter of 2022, the 2022 Indiana General Assembly passed House Enrolled Act 1002, which includes language regarding the repeal of the Utility Receipts Tax ("URT"). AES Indiana filed a rate adjustment with the IURC on April 29, 2022, which was approved by the IURC on June 28, 2022. AES Indiana began charging the new rates excluding URT in July 2022. Prior to the repeal, the URT was recoverable through a current charge to customer rates. After the repeal, the new rates approved by the IURC adjusted both revenues and tax expense. As a result, the repeal of the URT had no impact on AES Indiana's net income.

Regulatory Assets and Liabilities

Regulatory assets represent deferred costs or credits that have been included as allowable costs or credits for ratemaking purposes. AES Indiana has recorded regulatory assets or liabilities relating to certain costs or credits as authorized by the IURC or established regulatory practices in accordance with ASC 980. AES Indiana is amortizing non tax-related regulatory assets to expense over periods ranging from 1 to 43 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2022	2021	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Undercollections of rate riders	$26,047	$41,108	Approximately 1 year(1)
Fuel costs	79,861	8,890	Approximately 1 year(1)
Costs being recovered through basic rates and charges	13,815	13,815	Approximately 1 year(1)
Total current regulatory assets	119,723	63,813
Long-term:
Unrecognized pension and other
postretirement benefit plan costs	131,907	114,887	Various(2)
Deferred MISO costs	34,483	47,875	Through 2026(1)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	3,866	4,921	Through 2026(1)(3)
Unamortized reacquisition premium on debt	14,429	15,703	Over remaining life of debt
Environmental costs	68,947	71,201	Through 2046(1)(3)
COVID-19 costs	5,426	5,426	To be determined
TDSIC costs	18,547	8,540	36.3 years(1)(3)
Petersburg Unit 1 and 2 retirement costs	287,463	300,067	Through 2034(1)(3)
Hardy Hills Solar Project costs	5,744	2,907	To be determined(3)
Petersburg Solar Project costs	1,582	881	To be determined
Fuel costs	20,518	83,513	Through 2025(1)
Other miscellaneous	1,027	1,056	Various(4)
Total long-term regulatory assets	593,939	656,977
Total regulatory assets	$713,662	$720,790
Regulatory Liabilities
Current:
Overcollections and other credits being passed
to customers through rate riders	$15,803	$3,006	Approximately 1 year(1)
FTRs	7,545	1,235	Approximately 1 year(1)
Total current regulatory liabilities	23,348	4,241
Long-term:
ARO and accrued asset removal costs	518,797	722,774	Not applicable
Deferred income taxes payable to customers through rates	88,662	100,171	Various
Major storm damage	5,126	3,764	To be determined
Total long-term regulatory liabilities	612,585	826,709
Total regulatory liabilities	$635,933	$830,950

(1)Recovered (credited) per specific rate orders
(2)AES Indiana receives a return on its discretionary funding
(3)Recovered with a current return
(4) The majority of these costs are being recovered in basic rates and charges through 2026. For the remainder, recovery is probable, but the timing is not yet determined.

Current Regulatory Assets and Liabilities

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. As current assets, this includes undercollection of adjustment mechanisms for: (i) DSM, (ii) Green Power, (iii) Deferred Fuel Costs and (iv) TDSIC. It also includes the current portion of deferred MISO costs and environmental costs collected through base rates which are described in greater detail below. With the exception of environmental costs, these costs do not earn a return on investment. As current liabilities, this includes (i) overcollection of MISO rider costs, (ii) ECCRA costs, (iii) Off System Sales Margin Sharing, (iv) Capacity rider costs, (v) FAC 133 sub-docket costs and (vi) the NOI liability that is credited to customers in the FAC filing.

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

AES Indiana's subsequent FAC filings have included a reduced FAC factor requested by AES Indiana in order to mitigate the rate impact on customers, primarily caused by rising commodity pricing and the Eagle Valley extended outage, that deferred the collection of certain variances estimated to be due to the Eagle Valley unplanned outage until a future FAC filing or the resolution in the FAC sub-docket for the Eagle Valley outage. Such FAC deferrals are recorded in long-term regulatory assets until the timing of collection is known. This treatment ceased with the FAC 138 filing in December 2022.

On October 25, 2022, AES Indiana and various intervening parties reached a unanimous settlement regarding the Eagle Valley CCGT unplanned outage. This settlement resolves all issues related to the FAC sub-docket and all outage related costs including energy purchases, Off-System Sales margins, Capacity trackers and base rate proceedings. As part of this comprehensive settlement, AES Indiana agreed not to recover $21.0 million of previously deferred costs and to credit an additional $6.8 million to customers in future rates. As such, AES Indiana recorded a $27.8 million charge to "Power purchased" in the Consolidated Statements of Operations during the third quarter of 2022. On January 18, 2023, AES Indiana received an order from the IURC approving the settlement.

Unrecognized Pension and Postretirement Benefit Plan Costs

In accordance with ASC 715 “Compensation – Retirement Benefits” and ASC 980, we recognize a regulatory asset equal to the unrecognized actuarial gains and losses and prior service costs. Pension expenses or income are recorded based on the benefit plan’s actuarially determined pension liability or asset and associated level of annual expenses or income to be recognized. The other postretirement benefit plan’s deferred benefit cost is the excess of the other postretirement benefit liability over the amount previously recognized.

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

Environmental Costs

These consist of various costs incurred to comply with environmental regulations. These costs were approved for recovery either through AES Indiana's ECCRA proceedings or in the 2018 Base Rate Order. Amortization periods vary, ranging from 3 to 43 years.

COVID-19 Costs

These consist of deferred fees (foregone late fees, reconnection fees and disconnection fees), as well as deferred convenience payments and incremental bad debt expense as the result of COVID-19. See "IURC COVID-19 Orders" above for additional discussion.

TDSIC Costs

These consist of various costs incurred for AES Indiana's approved TDSIC Plan. These costs were approved for recovery through AES Indiana's TDSIC proceedings and amortization periods range from 1 to 36 years. See "TDSIC" above for additional discussion.

Petersburg Unit 1 and 2 Retirement Costs

These consist of the estimated remaining net book value of Petersburg Unit 1 and 2 at its anticipated date of retirement. In accordance with ASC 980, it was determined that the Petersburg Unit 1 retirement became probable, in the fourth quarter of 2020, and the Petersburg Unit 2 retirement became probable in the fourth quarter of 2021. As the entire carrying value of these assets will be recoverable through future rates, no loss on abandonment was recorded and the asset was reclassified from net property, plant and equipment to a long-term regulatory asset. See "IRP Filings and Replacement Generation" above for additional discussion.

Hardy Hills Solar Project Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Hardy Hills Solar Project as well as carrying costs on AES Indiana's investment in the project. These costs were approved for recovery through AES Indiana’s Hardy Hills Solar Project regulatory proceedings, but amortization will be determined in a future rate case filing.

Petersburg Solar Project Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Petersburg Solar Project as well as carrying costs on AES Indiana's investment in the project. These costs were approved for recovery through AES Indiana’s Petersburg Solar Project regulatory proceedings, but amortization will be determined in a future rate case filing.

FTRs

In connection with AES Indiana’s participation in MISO, in the second quarter of each year AES Indiana is granted financial instruments that can be converted into cash or FTRs based on AES Indiana’s forecasted peak load for the period. See Note 4, "Fair Value - Fair Value Hierarchy and Valuation Techniques - Financial Assets - FTRs" for additional information.

ARO and Accrued Asset Removal Costs

In accordance with ASC 410 and ASC 980, AES Indiana recognizes the amount collected in customer rates for costs of removal not yet incurred that do not have an associated legal retirement obligation as a deferred regulatory liability. This amount is net of the portion of legal ARO costs that are deferred that is also being recovered in rates.

Deferred Income Taxes Recoverable/Payable Through Rates

A deferred income tax asset or liability is created from a difference in timing of income recognition between tax laws and accounting methods. As a regulated utility, AES Indiana includes in ratemaking the impacts of current income taxes and changes in deferred income tax liabilities or assets.

On December 22, 2017, the U.S. federal government enacted the TCJA, which, among other things, reduced the federal corporate income tax rate from 35% to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, AES Indiana remeasured their deferred income tax assets and liabilities using the new tax rate. The impact of the reduction of the income tax rate on deferred income taxes was utilized in the 2018 Base Rate Order to reduce jurisdictional retail rates. Accordingly, AES Indiana has a net regulatory deferred income tax liability of $88.7 million and $100.2 million as of December 31, 2022 and 2021, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

The original cost of property, plant and equipment segregated by functional classifications follows:

	As of December 31,
	2022	2021
	(In Thousands)
Production	$4,164,416	$4,099,110
Transmission	461,245	436,257
Distribution	2,045,579	1,831,029
General plant	311,074	277,533
Total property, plant and equipment	$6,982,314	$6,643,929

As of December 31, 2022 and 2021, AES Indiana had $287.5 million and $300.1 million, respectively, of net property, plant and equipment associated with the probable Petersburg Unit 1 and Unit 2 retirements recorded as long-term regulatory assets (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation”).

Substantially all of AES Indiana’s property is subject to a $2,153.8 million direct first mortgage lien, as of December 31, 2022, securing AES Indiana’s first mortgage bonds. Total non-contractually or legally required accrued removal costs of utility plant in service at December 31, 2022 and 2021 were $694.0 million and $846.1 million, respectively; and total contractually or legally required removal costs of property, plant and equipment at December 31, 2022 and 2021 were $218.7 million and $189.5 million, respectively. Please see “ARO” below for further information.

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

AES Indiana’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability year end balances:

	2022	2021
	(In Thousands)
Balance as of January 1	$189,509	$195,236
Liabilities incurred	1,159	—
Liabilities settled	(24,699)	(13,692)
Revisions to cash flow and timing estimates	44,679	—
Accretion	8,081	7,965
Balance as of December 31	$218,729	$189,509

AES Indiana recorded adjustments to its ARO liabilities of $44.7 million and $0.0 million in 2022 and 2021, respectively, primarily to reflect revisions to cash flow and timing estimates due to increases to estimated ash pond closure costs and accelerated landfill closure dates. The liabilities incurred in 2022 relate to AES Indiana's solar projects. As of December 31, 2022 and 2021, AES Indiana did not have any assets that are legally restricted for settling its ARO liability.

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

Forward Power Contracts

AES Indiana entered into forward purchase power contracts in 2022 and 2021, respectively. As of December 31, 2022 and 2021, all outstanding forward power contracts had settled and there was no notional amount outstanding. All changes in the market value of the forward power contracts were recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 5, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

Recurring Fair Value Measurements

The fair value of assets and liabilities at December 31, 2022 and 2021 measured on a recurring basis and the respective category within the fair value hierarchy for AES Indiana was determined as follows:

	Fair Value as of December 31, 2022				Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
FTRs	$—	$—	$7,545	$7,545	$—	$—	$1,235	$1,235
Total financial assets measured at fair value	$—	$—	$7,545	$7,545	$—	$—	$1,235	$1,235

The following table sets forth a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Reconciliation of Financial Instruments Classified as Level 3
(In Thousands)
Balance at January 1, 2021	$543
Issuances	2,971
Settlements	(2,279)
Balance at December 31, 2021	$1,235
Issuances	15,338
Settlements	(9,028)
Balance at December 31, 2022	$7,545

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2022		December 31, 2021
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,153,800	$1,959,233	$1,803,800	$2,222,772
Variable-rate	—	—	60,000	60,000
Total indebtedness	$2,153,800	$1,959,233	$1,863,800	$2,282,772

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $20.4 million and $17.9 million at December 31, 2022 and 2021, respectively; and
•unamortized discounts of $6.7 million and $5.9 million at December 31, 2022 and 2021, respectively.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

AES Indiana uses derivatives principally to manage the risk of price changes for purchased power. The derivatives that AES Indiana uses to economically hedge this risk is governed by our risk management policies for forward and futures contracts. AES Indiana's net positions are continually assessed within its structured hedging programs to determine whether new or offsetting transactions are required. AES Indiana monitors and values derivative positions monthly as part of its risk management processes. AES Indiana uses published sources for pricing, when possible, to mark positions to market. All of AES Indiana's derivative instruments are used for risk management purposes and are designated as cash flow hedges if they qualify under ASC 815 for accounting purposes.

At December 31, 2022, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	5,388	—	5,388
(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

Derivatives Not Designated as Hedge

AES Indiana's FTRs and forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. The forward power contracts are recorded at fair value using the market approach with changes in the fair value charged or credited to the Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as "MTM accounting." Realized gains and losses on the forward power contracts are included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets. There were net realized gains of $1.3 million and $6.0 million related to forward power contracts during the years ended December 31, 2022 and 2021, respectively, related to the forward power contracts that were deferred and included with deferred fuel costs in "Regulatory assets, current" on the accompanying Consolidated Balance Sheets.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or MTM accounting and are recognized in the consolidated statements of operations on an accrual basis.

When applicable, AES Indiana has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2022 and 2021, AES Indiana did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of AES Indiana's derivative instruments (in thousands):

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2022	2021
FTRs	Not a Cash Flow Hedge	Prepayments and other current assets	$7,545	$1,235

6. EQUITY AND CUMULATIVE PREFERRED STOCK

Paid in Capital and Capital Stock

On December 12, 2022 and December 13, 2021, respectively, AES Indiana received equity capital contributions of $253.0 million and $275.0 million from IPALCO. The proceeds are intended primarily for funding needs related to AES Indiana’s TDSIC and replacement generation projects.

All of the outstanding common stock of AES Indiana is owned by IPALCO. AES Indiana’s common stock is pledged under the 2024 IPALCO Notes and 2030 IPALCO Notes. There have been no changes in the capital stock of AES Indiana during the three years ended December 31, 2022.

Dividend Restrictions

AES Indiana’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of AES Indiana issued under its mortgage remains outstanding, and subject to certain exceptions, AES Indiana is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to AES Indiana’s articles, no dividends may be paid or accrued, and no other distribution may be made on AES Indiana’s common stock unless dividends on all outstanding shares of AES Indiana preferred stock have been paid or declared and set apart for payment. As of December 31, 2022, and as of the filing of this report, AES Indiana was in compliance with these restrictions.
Additionally, all of AES Indiana's preferred stock was redeemed on December 30, 2022 (see "Cumulative Preferred Stock" below for further details).

AES Indiana is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement, which could happen if AES Indiana fails to comply with certain covenants. These covenants, among other things, require AES Indiana to maintain a ratio of total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2022, and as of the filing of this report, AES Indiana was in compliance with all covenants and no event of default existed.

During the years ended December 31, 2022, 2021 and 2020, AES Indiana declared dividends to its shareholder totaling $127.2 million, $155.7 million, and $140.6 million, respectively.

Cumulative Preferred Stock

On December 30, 2022 (the “Redemption Date”), AES Indiana redeemed all of its issued and outstanding preferred stock for $60.1 million. On the Redemption Date, the Preferred Stock of each series was redeemed with all applicable premiums, plus, in each case an amount equal to all accrued dividends payable with respect to such Preferred Stock to the Redemption Date. Dividends on the Preferred Stock ceased to accrue on the Redemption Date. Upon redemption, the Preferred Stock was no longer outstanding, and all rights of the holders thereof as shareholders of AES Indiana ceased to exist, except for the right to payment of the redemption price. AES Indiana recorded a charge of $0.3 million on the redemption for the difference between the carrying value and redemption value of the preferred shares.

Prior to the redemption, AES Indiana had five separate series of cumulative preferred stock. Holders of the preferred stock were entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2022, 2021 and 2020, total preferred stock dividends declared were $3.2 million. Holders of preferred stock were entitled to two votes per share for AES Indiana matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they were entitled to elect the smallest number of AES Indiana directors to constitute a majority of AES Indiana’s Board of Directors. Based on the preferred stockholders’ ability to elect a majority of AES Indiana’s Board of Directors in this circumstance, the redemption of the preferred shares was considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities.

At December 31, 2022 and 2021, preferred stock consisted of the following:

			December 31,
	Shares Outstanding (a)	Call Price	2022	2021
			Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value,
authorized 2,000,000 shares
4% Series	47,611	$118.00	$—	$5,410
4.2% Series	19,331	$103.00	—	1,933
4.6% Series	2,481	$103.00	—	248
4.8% Series	21,930	$101.00	—	2,193
5.65% Series	500,000	$100.00	—	50,000
Total cumulative preferred stock	591,353		$—	$59,784

(a)    AES Indiana's preferred stock was redeemed on December 30, 2022.

7. DEBT

Long-Term Debt

The following table presents AES Indiana’s long-term debt:

		December 31,
Series	Due	2022	2021
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.650%	December 2032	350,000	—
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,651)	(5,855)
Deferred financing costs		(20,362)	(17,913)
Total AES Indiana first mortgage bonds		2,126,787	1,780,032
Total consolidated AES Indiana long-term debt		2,126,787	1,780,032
Less: current portion of long-term debt		—	—
Net consolidated AES Indiana long-term debt		$2,126,787	$1,780,032

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

Line of Credit

AES Indiana entered into a second amendment and restatement of its $350 million revolving Credit Agreement on December 22, 2022 with a syndication of bank lenders. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on December 22, 2027, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to December 22, 2026, subject to approval by the lenders. The Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of December 31, 2022 and 2021, AES Indiana had $0.0 million and $60.0 million in outstanding borrowings on the committed Credit Agreement, respectively.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2022, are as follows:

Year	Amount
(In Thousands)
2023	$—
2024	40,000
2025	40,000
2026	90,000
2027	—
Thereafter	1,983,800
Total	$2,153,800

Significant Transactions

AES Indiana Term Loan

In June 2022, AES Indiana entered into an unsecured $200.0 million 364-day term loan agreement. The AES Indiana Term Loan Agreement was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement was set to mature on June 22, 2023, but was fully repaid in November 2022.

AES Indiana First Mortgage Bonds and Recent Indiana Finance Authority Bond Issuances

In November 2022, AES Indiana issued $350 million aggregate principal amount of first mortgage bonds, 5.65% Series, due December 2032, pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from this offering were approximately $345.6 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering. The net proceeds from this offering were used to repay amounts due under the Credit Agreement and the AES Indiana Term Loan Agreement, and for general corporate purposes.

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

Restrictions on Issuance of Debt

All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 26, 2024. In November 2021, AES Indiana received an order from the IURC granting AES Indiana authority through December 31, 2024 to, among other things, issue up to $740 million in aggregate principal amount of long-term debt, of which $390 million remains available as of December 31, 2022. This order also grants AES Indiana authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $400.0 million remains available under the order as of December 31, 2022. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2022. AES Indiana also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, AES Indiana is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

The mortgage and deed of trust of AES Indiana, together with the supplemental indentures thereto, secure the first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage, substantially all property owned by AES Indiana is subject to a first mortgage lien securing indebtedness of $2,153.8 million as of December 31, 2022. The AES Indiana first mortgage bonds require net income as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. AES Indiana was in compliance with such requirements as of December 31, 2022.

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

AES files federal and state income tax returns which consolidate IPALCO and AES Indiana. Under a tax sharing agreement with IPALCO, AES Indiana is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if AES Indiana filed separate income tax returns. AES Indiana is no longer subject to U.S. or state income tax examinations for tax years through March 27, 2001, but is open for all subsequent periods. AES Indiana made tax sharing payments to IPALCO of $39.5 million, $40.8 million and $27.0 million in 2022, 2021 and 2020, respectively.

Income Tax Provision

Federal and state income taxes charged to income are as follows:

	2022	2021	2020
	(In Thousands)
Components of income tax expense:
Current income taxes:
Federal	$31,286	$36,353	$28,395
State	8,185	10,325	8,661
Total current income taxes	39,471	46,678	37,056
Deferred income taxes:
Federal	(6,822)	(7,283)	503
State	238	(90)	2,576
Total deferred income taxes	(6,584)	(7,373)	3,079
Net amortization of investment credit	—	—	—
Total income tax expense	$32,887	$39,305	$40,135

Effective and Statutory Rate Reconciliation

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	3.9%	4.0%	4.2%
Depreciation flow through and amortization	(5.7)%	(4.9)%	(5.1)%
Additional funds used during construction - equity	0.7%	0.3%	0.7%
Other – net	0.3%	0.3%	1.0%
Effective tax rate	20.2%	20.7%	21.8%

Deferred Income Taxes

The significant items comprising AES Indiana’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2022 and 2021 are as follows:

	2022	2021
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$341,473	$369,783
Regulatory assets recoverable through future rates	123,669	126,531
Other	22,717	18,283
Total deferred tax liabilities	487,859	514,597
Deferred tax assets:
Investment tax credit	6	7
Regulatory liabilities including ARO	167,726	205,099
Employee benefit plans	—	—
Other	15,020	9,313
Total deferred tax assets	182,752	214,419
Deferred income tax liability – net	$305,107	$300,178

Uncertain Tax Positions

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(In Thousands)
Unrecognized tax benefits at January 1	$—	$7,368	$7,056
Gross increases – current period tax positions	—	—	312
Gross decreases – prior period tax positions	—	(7,368)	—
Unrecognized tax benefits at December 31	$—	$—	$7,368

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

Tax years subsequent to March 27, 2001 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, AES Indiana believes unrecognized tax benefits of $0 at December 31, 2022 and 2021, respectively, is the appropriate accrual for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact AES Indiana's previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed AES Indiana's provision for current unrecognized tax benefits.

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
9. BENEFIT PLANS

Defined Contribution Plans

All of AES Indiana’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 78% of AES Indiana’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds of base compensation. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the company match. Employer contributions to the Thrift Plan were $3.6 million, $3.4 million and $3.4 million for 2022, 2021 and 2020, respectively.

The RSP

Approximately 22% of AES Indiana’s active employees are covered by the RSP, a qualified defined contribution plan containing both match and nondiscretionary components. All non-union new hires are covered under the RSP. Participants elect to make contributions to the RSP based on a percentage of their eligible compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s eligible compensation. Starting in 2018, the RSP also includes a 4% nondiscretionary contribution based as a percentage of each participant's eligible compensation. Employer contributions (by AES Indiana) relating to the RSP were $2.1 million, $1.9 million and $1.8 million for 2022, 2021 and 2020, respectively.

Defined Benefit Plans

Approximately 68% of AES Indiana’s active employees are covered by the qualified Defined Benefit Pension Plan; while approximately 10% of active employees are IBEW clerical-technical unit employees who are only eligible for the Thrift Plan. The remaining 22% of active employees are covered by the RSP. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan, in addition to the company match. The Defined Benefit Pension Plan is noncontributory and is funded by AES Indiana through a trust. Benefits for non-union participants in the Defined Benefit Pension Plan are based on salary, years of service and accrued benefits at April 1, 2015. Benefits for eligible union participants are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2022 was 20. The plan is closed to new participants.

AES Indiana also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 130 active employees and 24 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2022. The plan is unfunded. These postretirement health care benefits and the related unfunded obligation of $3.2 million and $3.9 million at December 31, 2022 and 2021, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2022	2021
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$772,040	$842,525
Service cost	8,949	9,339
Interest cost	18,099	15,660
Actuarial gain	(182,590)	(37,858)
Amendments (primarily increases in pension bands)	—	5,575
Settlements	(394)	—
Benefits paid	(38,575)	(63,201)
Projected benefit obligation at December 31	577,529	772,040
Change in plan assets:
Fair value of plan assets at January 1	820,684	850,020
Actual (loss)/return on plan assets	(171,002)	33,841
Employer contributions	412	24
Settlements	(394)	—
Benefits paid	(38,575)	(63,201)
Fair value of plan assets at December 31	611,125	820,684
Funded status	$33,596	$48,644
Amounts recognized in the statement of financial position:
Non-current assets	$33,611	$49,182
Non-current liabilities	(15)	(538)
Net amount recognized at end of year	$33,596	$48,644
Sources of change in regulatory assets(1):
Prior service cost arising during period	$—	$5,575
Net loss/(gain) arising during period	24,069	(29,884)
Amortization of prior service cost	(2,589)	(2,944)
Amortization of loss	(2,622)	(5,529)
Total recognized in regulatory assets	$18,858	$(32,782)
Amounts included in regulatory assets:
Net loss	$131,559	$110,113
Prior service cost	11,655	14,244
Total amounts included in regulatory assets	$143,214	$124,357

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

Significant Gains Related to Changes in the Benefit Obligation for the Period

As shown in the table above, an actuarial gain of $182.6 million decreased the benefit obligation for the year ended December 31, 2022 and an actuarial gain of $37.9 million decreased the benefit obligation for the year ended December 31, 2021. The actuarial gains in 2022 and 2021 were primarily due to increases in the discount rate.

Pension Benefits and Expense

Reported expenses relevant to the Defined Benefit Pension Plan are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience, including the performance of plan assets and actual benefits paid out in future years. Pension costs associated with the Defined Benefit Pension Plan are impacted by the level of contributions made to the plan, income on plan assets, the adoption of new mortality tables, and employee demographics, including age, job responsibilities, salary and employment periods. Changes made to the provisions of the Defined Benefit Pension Plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the corporate bond discount rates, as well as, the adoption of a new mortality table used in determining the projected benefit obligation and pension costs.

The 2022 net actuarial loss of $24.1 million recognized in regulatory assets is comprised of two parts: (1) a $182.6 million pension liability actuarial gain primarily due to an increase in the discount rate used to value pension liabilities; partially offset by (2) a $206.7 million pension asset actuarial loss primarily due to lower than expected return on assets. The unrecognized net loss of $131.6 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of plan participants. During 2022, the accumulated net loss increased due to lower than expected return on pension assets, which was partially offset by a combination of higher discount rates used to value pension liabilities, as well as the year 2022 amortization of accumulated loss. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 11.46 years based on estimated demographic data as of December 31, 2022. The projected benefit obligation of $577.5 million less the fair value of assets of $611.1 million results in an overfunded status of $33.6 million at December 31, 2022.

	Pension benefits for years ended December 31,
	2022	2021	2020
	(In Thousands)
Components of net periodic benefit (credit) / cost:
Service cost	$8,949	$9,339	$8,272
Interest cost	18,099	15,660	22,151
Expected return on plan assets	(35,656)	(41,815)	(37,779)
Amortization of prior service cost	2,589	2,944	3,677
Amortization of actuarial loss	2,424	5,529	8,115
Amortization of settlement loss	199	—	—
Net periodic benefit (credit) / cost	(3,396)	(8,343)	4,436
Less: amounts capitalized	316	771	372
Amount charged to expense	$(3,080)	$(7,572)	$4,064
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	2.83%	2.46%	3.33%
Discount rate – supplemental retirement plan	2.62%	2.31%	3.05%
Expected return on defined benefit pension plan assets	4.45%	5.05%	5.05%
Expected return on supplemental retirement plan assets	5.50%	3.60%	4.45%

Pension expense / (income) for the following year is determined as of the December 31 measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets, a mortality table assumption that reflects the life expectancy of plan participants, and a discount rate used to determine the projected benefit obligation. For 2022, pension expense / (income) was determined using an assumed long-term rate of return on plan assets of 4.45% for the Defined Benefit Pension Plan and 5.50% for the Supplemental Retirement Plan. As of the December 31, 2022 measurement date, AES Indiana increased the discount rate from 2.83% to 5.41% for the Defined Benefit Pension Plan and from 2.62% to 5.32% for the Supplemental Retirement Plan. The discount rate assumptions affect the pension expense / (income) determined for 2023. In addition, AES Indiana increased the expected long-term rate of return on plan assets from 4.45% to 5.60% for the Defined Benefit Pension Plan and increased the expected long-term rate of return for the Supplemental Retirement Plan from 5.50% to 6.45% for 2023. The expected long-term rate of return assumption affects the pension expense / (income) determined for 2023. The effect on 2023 total pension expense / (income) of a 25 basis point increase and decrease in the assumed discount rate is $(0.2) million and $0.2 million, respectively.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high-quality fixed income investments as of December 31, 2022. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Pension Plan Assets and Fair Value Measurements

Pension plan assets consist of investments in cash and cash equivalents, government debt securities, and mutual funds (equity and debt). Differences between actual portfolio returns and expected returns may result in increased or reduced pension costs in future periods. Pension costs for 2023 are determined as of the plans' measurement date of December 31, 2022. Pension costs are determined for the following year based on the market value of pension plan assets, expected employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

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

The primary objective of the Pension Plans’ is to provide a source of retirement income for its participants and beneficiaries, while the primary financial objective is to improve the funded status of the Pension Plans. A secondary financial objective is, where possible, to minimize pension expense volatility. The objective is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective. There can be no assurance that these objectives will be met.

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

The following table summarizes AES Indiana’s target pension plan allocation for 2022:

Asset Category:	Target Allocations
Equity Securities	13.5%
Debt Securities	86.5%

	Fair Value Measurements at
	December 31, 2022
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Common collective trusts:
Equities (a)	$85,341	$2,017	$83,324	14%
Debt securities (b)	400,291	1,254	399,037	66%
Government debt securities (c)	122,704	420	122,284	20%
Total common collective trusts	608,336	3,691	604,645	100%
Cash and cash equivalents (d)	2,789	2,789	—	—%
Total pension plan assets	$611,125	$6,480	$604,645	100%

(a) This category represents investments that invest in equity securities of U.S. companies of any market capitalization and other investments (i.e.: futures, swaps, currency forwards) of foreign, emerging markets and seeks to provide long-term total return, which includes capital appreciation and income. The funds are valued using the net asset value method.

(b) This category represents investments that invest in high quality issues within the U.S. corporate bond markets and global high yield bonds and emerging markets debt denominated in local currency. The funds seek to provide current income and long-term capital preservation along with access to higher yielding, relatively liquid fixed income securities. The funds are valued using the net asset value method.

(c) This category represents investments that invest in U.S. treasury strips, U.S. government agency obligations, and U.S. treasury obligations. The funds seek investment returns over the long term and are valued using the net asset value method.

(d) This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or municipalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.

	Fair Value Measurements at
	December 31, 2021
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Common collective trusts:
Equities (a)	$183,203	$2,778	$180,425	22%
Debt securities (b)	481,077	1,637	479,440	59%
Government debt securities (c)	154,051	324	153,727	19%
Total common collective trusts	818,331	4,739	813,592	100%
Cash and cash equivalents (d)	2,353	2,490	—	—%
Total pension plan assets	$820,684	$7,229	$813,592	100%

(a) This category represents investments that invest in equity securities of U.S. companies of any market capitalization and other investments (i.e.: futures, swaps, currency forwards) of foreign, emerging markets and seeks to provide long-term total return, which includes capital appreciation and income. The funds are valued using the net asset value method.

(b) This category represents investments that invest in high quality issues within the U.S. corporate bond markets and global high yield bonds and emerging markets debt denominated in local currency. The funds seek to provide current income and long-term capital preservation along with access to higher yielding, relatively liquid fixed income securities. The funds are valued using the net asset value method.

(c) This category represents investments that invest in U.S. treasury strips, U.S. government agency obligations, and U.S. treasury obligations. The funds seek investment returns over the long term and are valued using the net asset value method.

(d) This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or municipalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.

Pension Funding

AES Indiana contributed $0.4 million, $0.0 million, and $0.1 million to the Pension Plans in 2022, 2021 and 2020, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Indiana’s funded target liability percentage was estimated to be 99%. In general, AES Indiana must contribute the normal service cost earned by active participants during the plan year; however, this amount can be offset by any surplus or credit balance carried by the Pension Plan. The normal cost is expected to be approximately $6.2 million in 2023 (including $0.4 million for plan expenses), which is expected to be fully offset by the surplus amount. Each year thereafter, if the Pension Plans' underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. AES Indiana does not expect to make an employer contribution for the calendar year 2023. AES Indiana’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2022, 2021 and 2020 were $38.6 million, $63.2 million and $38.5 million, respectively. Expected benefit payments are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2023	$40,922
2024	41,855
2025	42,433
2026	43,191
2027	43,446
2028 through 2032	216,734

10. COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2022, these include:

	Payments due in:
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Purchase obligations:
Coal, gas, purchased power and
related transportation	$1,188.8	$323.3	$331.1	$232.4	$302.0
Other	$422.4	349.1	59.5	8.8	5.0

Purchase obligations:

Purchase commitments for coal, gas, purchased power and related transportation:

AES Indiana enters into long-term contracts for the purchase of coal, gas, purchased power and related transportation. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:

At December 31, 2022, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates, as well as obligations under long term construction contracts. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives (see Note 5, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 8, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 9, "Benefit Plans") and (v) contingencies (see Note 10, "Commitments and Contingencies"). See the indicated notes to the Financial Statements for additional information on the items excluded.

Contingencies

Legal Matters

AES Indiana is involved in litigation arising in the normal course of business. AES Indiana accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2022 and 2021, total legal loss contingencies accrued were $0.1 million and $0.2 million, respectively, which primarily related to personal injury litigation. During 2021, AES Indiana entered into settlements resolving a significant portion of the legal loss contingencies previously accrued. The legal loss contingencies and settlement related accruals are included in "Accrued and other current liabilities" and "Other Non-Current Liabilities" on the accompanying Consolidated Balance Sheets. AES Indiana maintains an amount of insurance protection for such litigation that it believes is adequate. As of December 31, 2022 and 2021, AES Indiana has $0.0 million and $12.5 million, respectively, of receivables for insurance recoveries determined to be probable recorded in "Prepayments and other current assets" on the accompanying Consolidated Balance Sheets. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on AES Indiana’s results of operations, financial condition and cash flows.

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

11. RELATED PARTY TRANSACTIONS

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. AES Indiana is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including AES Indiana, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by the third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to AES Indiana of coverage under the property insurance program with AES Global Insurance Company was approximately $9.5 million, $7.0 million, and $5.6 million in 2022, 2021 and 2020, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. As of December 31, 2022 and 2021, AES Indiana had prepaid approximately $3.4 million and $2.3 million, respectively, for coverage under these plans, which is recorded in "Prepayments and other current assets" on the accompanying Consolidated Balance Sheets.

AES Indiana participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $25.2 million, $23.7 million, and $21.0 million in 2022, 2021 and 2020, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. AES Indiana had no prepaids for coverage under this plan as of December 31, 2022 and 2021, respectively.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including AES Indiana. Under a tax sharing agreement with IPALCO, AES Indiana is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. AES Indiana had a receivable balance under this agreement of $6.7 million and $6.7 million as of December 31, 2022 and 2021, respectively, which is recorded in “Taxes receivable” on the accompanying Consolidated Balance Sheets. See Note 8, "Income Taxes" for more information.

Long-term Compensation Plan

During 2022, 2021 and 2020, many of AES Indiana’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2022, 2021 and 2020 was $0.2 million, $0.2 million and $0.3 million, respectively, and was included in “Operating expenses - Operation and maintenance” on AES Indiana’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on AES Indiana’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 9, “Benefit Plans” to the audited consolidated financial statements of AES Indiana for a description of benefits awarded to AES Indiana employees by AES under the RSP.

Service Company

Total costs incurred by the Service Company on behalf of AES Indiana were $60.1 million, $58.2 million and $55.5 million during 2022, 2021 and 2020, respectively. Total costs incurred by AES Indiana on behalf of the Service Company during 2022, 2021 and 2020 were $10.0 million, $10.4 million and $10.6 million, respectively, which are included as a reduction to charges from the Service Company. These costs were included in “Operating expenses - Operation and maintenance” on AES Indiana’s Consolidated Statements of Operations. As of December 31, 2022, AES Indiana had a prepaid balance with the Service Company of $2.1 million, which is recorded in "Prepayments and other current assets" on the accompanying Consolidated Balance Sheets. As of December 31, 2021, AES Indiana had a payable balance with the Service Company of $5.9 million, which is recorded in “Accounts payable” on the accompanying Consolidated Balance Sheets.

Other

During the year ended December 31, 2021, AES Indiana received loan repayments of $6.1 million from IPALCO. During the year ended December 31, 2020, AES Indiana made loans to IPALCO, net of repayments, of $6.1 million.

Additionally, transactions with various other related parties were $5.7 million, $4.3 million and $6.5 million during 2022, 2021 and 2020, respectively. These expenses were primarily recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations.

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

13. REVENUES

Revenues are primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenues are recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenues are recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.

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

In exchange for the exclusive right to sell or distribute electricity in our service area, AES Indiana is subject to rate regulation by federal and state regulators. This regulation sets the framework for the prices (“tariffs”) that AES Indiana is allowed to charge customers for electric services. Since tariffs are approved by the regulator, the price that AES Indiana has the right to bill corresponds directly with the value to the customer of AES Indiana’s performance completed in each period. Therefore, revenues under these contracts are recognized using an output method measured by the MWhs delivered each month at the approved tariff. Customer payments are typically due on a monthly basis, though see Note 2, "Regulatory Matters - IURC COVID-19 Orders" for a discussion of the orders requiring expanded payment arrangements for customers.

Wholesale revenues - Power produced at the generation stations in excess of our retail load is sold into the MISO market. Such sales are made at either the day-ahead or real-time hourly market price, and these sales are classified as wholesale revenues. We sell to and purchase power from MISO, and such sales and purchases are settled and accounted for on a net hourly basis.

In the MISO market, wholesale revenues are recorded at the spot price based on the quantities of MWh delivered in each hour during each month. As a member of MISO, we are obligated to declare the availability of our energy production into the wholesale energy market, but we are not obligated to commit our previously declared availability. As such, contract terms end as the energy for each day is delivered to the market in the case of the day-ahead market and for each hour in the case of the real-time market.

Miscellaneous revenues - Miscellaneous revenues are mainly comprised of MISO transmission revenues and capacity revenues. MISO transmission revenues are earned when AES Indiana’s power lines are used in transmission of energy by power producers other than AES Indiana. As AES Indiana owns and operates transmission lines in central and southern Indiana, demand charges collected from network customers by MISO are allocated to the appropriate transmission owners (including AES Indiana) and recognized as transmission revenues. Capacity revenues are also included in miscellaneous revenues, and represent compensation received from MISO for making installed generation capacity available to satisfy system integrity and reliability requirements through the annual MISO capacity auction. Capacity, which is a stand-ready obligation to deliver energy when called upon by the RTO, is measured using MWs.

Transmission and capacity revenues each have a single performance obligation, as they each represent a distinct service or good. Additionally, as these performance obligations are satisfied over time and the same method is used to measure progress, the performance obligations meet the criteria to be considered a series. For transmission revenues, the price that the transmission operator has the right to bill corresponds directly with the value to the customer of AES Indiana’s performance completed in each period as the price paid is the transmission operator's allocation of the tariff rate (as approved by the regulator) charged to network participants. For capacity revenues, the capacity price that clears at the auction is fixed and AES Indiana is compensated based on the cleared MWs and cleared price.

AES Indiana’s revenues from contracts with customers was $1,760.0 million, $1,389.2 million and $1,326.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table presents AES Indiana's revenues from contracts with customers and other revenues (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Retail Revenues
Retail revenues from contracts with customers:
Residential	$688,487	$595,692	$566,668
Small commercial and industrial	247,655	211,997	194,904
Large commercial and industrial	625,351	518,069	484,230
Public lighting	9,832	8,888	9,115
Other (1)	17,845	16,785	14,402
Total retail revenues from contracts with customers	1,589,170	1,351,431	1,269,319
Alternative revenues programs	29,171	35,248	24,781
Wholesale Revenues
Wholesale revenues from contracts with customers	148,517	25,059	46,482
Miscellaneous Revenues
Capacity revenues	11,750	734	1,477
Transmission and other revenues	10,534	11,480	9,317
Total miscellaneous revenues from contracts with customers	22,284	12,214	10,794
Other miscellaneous revenues (2)	2,569	2,180	1,609
Total Revenues	$1,791,711	$1,426,132	$1,352,985

(1) Other retail revenues from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2) Other miscellaneous revenues includes lease and other miscellaneous revenues not accounted for under ASC 606.

The balances of receivables from contracts with customers were $198.3 million and $163.0 million as of December 31, 2022 and 2021, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, unless a customer qualifies for payment extension.

AES Indiana has elected to apply the optional disclosure exemptions under ASC 606. Therefore, AES Indiana has not included disclosure pertaining to revenues expected to be recognized in any future year related to remaining performance obligations, as we exclude contracts with an original length of one year or less, contracts for which we recognize revenues based on the amount we have the right to invoice for services performed, and contracts with variable consideration allocated entirely to a wholly unsatisfied performance obligation when the consideration relates specifically to our efforts to satisfy the performance obligation and depicts the amount to which AES Indiana expects to be entitled.

Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. There were no contract liabilities from contracts with customers as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we recognized revenues of

$0.0 million and $0.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

14. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	December 31, 2022	December 31, 2021
Assets
Right-of-use assets — finance leases	Other non-current assets	$15,819	$19,763
Liabilities
Finance lease liabilities (current)	Short-term debt	—	294
Finance lease liabilities (noncurrent)	Long-term debt	16,361	19,469
Total finance lease liabilities		$16,361	$19,763

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term — finance leases	36 years	31 years
Weighted-average discount rate — finance leases	5.650%	4.561%

The following table summarizes the components of lease expense recognized in "Operating Costs and Expenses" on the accompanying Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively (in thousands):

	For the Year Ended December 31,
Components of Lease Cost	2022	2021	2020
Finance lease cost:
Amortization of right- of-use assets	$542	$—	$—
Interest on lease liabilities	782	—	—
Total lease cost	$1,324	$—	$—

Operating cash outflows from finance leases were $0.3 million, $0.0 million and $0.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of December 31, 2022 for 2023 through 2027 and thereafter (in thousands):

Finance Leases
2023	$802
2024	818
2025	834
2026	851
2027	868
Thereafter	37,546
Total	$41,719
Less: Imputed interest	(25,358)
Present value of lease payments	$16,361

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenues on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenues from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Total lease revenues	$1,134	$1,439	$941

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	December 31, 2022	December 31, 2021
Gross assets	$4,334	$4,403
Less: Accumulated depreciation	(1,060)	(979)
Net assets	$3,274	$3,424

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future minimum lease receipts through 2027 and thereafter (in thousands):

Operating Leases
2023	$544
2024	544
2025	553
2026	554
2027	554
Thereafter	1,245
Total	$3,994

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

The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the COSO in 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control Over Financial Reporting:

There were no changes that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2022	2021
Audit Fees	$870,033	$916,333
Audit Related Fees:
Fees for the audit of AES Indiana’s employee benefit plans	68,096	61,200
Assurance services for debt offering documents	75,000	108,000
Fees for tax services	—	—
Other	8,500	8,500
Total Principal Accounting Fees and Services	$1,021,629	$1,094,033

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
Third Supplemental Indenture, dated as of April 1, 1949 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Tenth Supplemental Indenture, dated as of October 1, 1960 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Eighteenth Supplemental Indenture, dated as of February 15, 1974 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Forty-Eighth Supplemental Indenture, dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Third Supplemental Indenture, dated as of October 1, 2006 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 Form 10-K)
Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)
Sixty-Third Supplemental Indenture, dated as of September 1, 2015 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on September 28, 2015)
Sixty-Fourth Supplemental Indenture, dated as of May 1, 2016 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2016 Form 10-Q)
Sixty-Fifth Supplemental Indenture, dated as of December 1, 2016 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2016 Form 10-K)
Sixty-Sixth Supplemental Indenture, dated as of November 1, 2018 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2018 Form 10-K)
Sixty-Seventh Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit No. 4.3A to IPALCO's December 31, 2020 Form 10-K)
Sixty-Eighth Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit No. 4.3B to IPALCO's December 31, 2020 Form 10-K)
Sixty-Ninth Supplemental Indenture, dated as of July 1, 2021 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's June 30, 2021 Form 10-Q)
Seventieth Supplemental Indenture, dated as of July 1, 2021 (Incorporated by reference to Exhibit No. 4.2 to IPALCO's June 30, 2021 Form 10-Q)
Seventy-First Supplemental Indenture, dated as of November 15, 2022
4.4
Indenture between IPALCO Enterprises, Inc. and U.S. Bank, National Association, as Trustee, dated August 22, 2017 for IPALCO’s 3.70% Senior Secured Notes due 2024 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s August 22, 2017 Form 8-K)

4.5
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon trust Company, N.A., as Collateral Agent, dated August 22, 2017 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended (Incorporated by reference to Exhibit No. 4.2 to IPALCO’s August 22, 2017 Form 8-K)

4.6
Indenture between IPALCO Enterprises, Inc. and U.S. Bank National Association, as Trustee, dated April 14, 2020 for the 4.250% Senior Secured Notes due 2030 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's April 14, 2020 Form 8-K)

4.7
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated April 14, 2020 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended and supplemented (Incorporated by reference to Exhibit No. 4.2 to IPALCO's April 14, 2020 Form 8-K)

10.1
Interconnection Agreement, dated April 1, 2008, between American Electric Power Service Corporation, as agent for Indiana Michigan Power Company, and IPL (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.2
Interconnection Agreement, dated December 2, 1968, between IPL and Southern Indiana Gas and Electric Company as modified through Modification Number 11 (Incorporated by reference to Exhibit No. 10.2 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.3
Interconnection Agreement dated December 1, 1981, between IPL and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 6 (Incorporated by reference to Exhibit No. 10.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.4
Tenth Supplemental Agreement to the Interconnection Agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002, amending and completely restating prior agreements (Incorporated by reference to Exhibit No. 10.4 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.5
$350,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, dated December 22, 2022, among Indianapolis Power & Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Joint Bookrunner and Joint Lead Arranger, U.S. Bank, National Association, as Syndication Agent, Joint Bookrunner and Joint Lead Arranger and The Huntington National Bank, as Documentation Agent (Incorporated by reference to Exhibit 10.1 to IPALCO's Current Report on Form 8-K filed on December 23, 2022)

10.6
Subscription Agreement by and between IPALCO and CDP Infrastructures Fund G.P., a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec dated December 14, 2014 (Incorporated by reference to Exhibit 10.10 to IPALCO’s December 31, 2014 10-K/A)

10.7
IPALCO’s Shareholders’ Agreement by and among AES U.S. Investments, Inc., IPALCO Enterprises, Inc. and CDP Infrastructures Fund G.P. dated as of February 11, 2015 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s March 31, 2015 10-Q)

10.8
The AES Corporation 2003 Long Term Compensation Plan, as amended and restated, dated April 23, 2015 (Incorporated by reference to Exhibit 99.1 of The AES Corporation’s Form 8-K filed on April 23, 2015)

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

21	Subsidiaries of IPALCO Enterprises, Inc. (Incorporated by reference to Exhibit 21 of IPALCO's December 31, 2021 Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)

(c) Financial Statement Schedules

Schedules other than those listed below are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto included in Item 8 hereof.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Operations
	2022	2021	2020
	(In Thousands)
OTHER INCOME / (EXPENSE), NET:
Equity in income of subsidiaries	$126,466	$147,030	$140,030
Interest expense	(43,805)	(41,380)	(42,212)
Loss on early extinguishment of debt	—	—	(2,415)
Other income / (expense), net	(571)	(45)	73
Total other income / (expense), net	82,090	105,605	95,476
INCOME FROM OPERATIONS BEFORE INCOME TAX	82,090	105,605	95,476
Less: income tax expense / (benefit)	(11,027)	(10,364)	(11,278)
NET INCOME	$93,117	$115,969	$106,754

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Comprehensive Income
	2022	2021	2020
	(In Thousands)
Net income	$93,117	$115,969	$106,754

Derivative activity:
Change in derivative fair value, net of income tax effect of $(15,309), $(3,441) and $8,876, for each respective period	46,245	10,393	(27,779)
Reclassification to earnings, net of income tax effect of $(1,798), $(1,199) and $(1,313), for each respective period	5,431	3,620	4,109
Net change in fair value of derivatives	51,676	14,013	(23,670)

Other comprehensive income/(loss)	51,676	14,013	(23,670)

Comprehensive income	$144,793	$129,982	$83,084

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Balance Sheets
	December 31, 2022	December 31, 2021
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191	$1,902
Taxes receivable	11,318	8,912
Prepayments and other current assets	7,509	7,551
Total current assets	19,018	18,365
OTHER NON-CURRENT ASSETS:
Investment in subsidiaries	1,945,556	1,693,176
Deferred tax asset – long term	—	9,655
Derivative assets, non-current	12,172	—
Other non-current assets	3,211	3,577
Total other non-current assets	1,960,939	1,706,408
TOTAL ASSETS	$1,979,957	$1,724,773
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$87	$277
Accrued interest	8,360	8,360
Total current liabilities	8,447	8,637
NON-CURRENT LIABILITIES:
Long-term debt	873,663	872,154
Deferred tax liability - long-term	7,329	—
Derivative liabilities, non-current	—	49,382
Total non-current liabilities	880,992	921,536
Total liabilities	889,439	930,173
SHAREHOLDERS' EQUITY
Paid in capital	1,068,357	848,565
Accumulated other comprehensive loss	22,269	(29,407)
Accumulated deficit	(108)	(24,558)
Total shareholders' equity	1,090,518	794,600
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,979,957	$1,724,773

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Cash Flows
	2022	2021	2020
	(In Thousands)
CASH FLOWS FROM OPERATIONS:
Net income	$93,117	$115,969	$106,754
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings of subsidiaries	(126,466)	(147,030)	(140,030)
Cash dividends received from subsidiary companies	127,200	155,700	147,600
Amortization of deferred financing costs and debt premium	1,403	1,379	1,607
Deferred income taxes – net	(121)	(5)	(224)
Charges related to early extinguishment of debt	237	—	2,415
Change in certain assets and liabilities:
Accounts payable	(194)	(85)	299
Accrued taxes payable/receivable	(2,406)	2,940	(11,317)
Accrued interest	—	—	(3,083)
Other – net	7,507	4,265	5,005
Net cash provided by operating activities	100,277	133,133	109,026
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(253,000)	(275,000)	—
Net cash provided by (used in) investing activities	(253,000)	(275,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings, net of discount	—	—	474,568
Retirement of long-term debt and early tender premium	—	—	(472,135)
Loans from subsidiary	—	—	26,110
Repayments of loans to subsidiary	—	(6,110)	(20,000)
Distributions to shareholders	(101,986)	(131,476)	(108,739)
Equity contributions from shareholders	253,000	275,000	—
Deferred financing costs paid and other	(2)	(62)	(6,122)
Net cash used in financing activities	151,012	137,352	(106,318)
Net change in cash and cash equivalents	(1,711)	(4,515)	2,708
Cash, cash equivalents and restricted cash at beginning of period	1,902	6,417	3,709
Cash, cash equivalents and restricted cash at end of period	$191	$1,902	$6,417

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$35,173	$35,172	$38,069
Income taxes	31,000	27,500	27,000

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Common Shareholders' Equity (Deficit)
	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In Thousands)
Balance at January 1, 2020	$590,784	$(19,750)	$(24,558)	$546,476
Net comprehensive income/(loss)	—	(23,670)	106,754	83,084
Distributions to shareholders(1)	(1,985)	—	(106,754)	(108,739)
Other	167	—	—	167
Balance at December 31, 2020	588,966	(43,420)	(24,558)	520,988
Net comprehensive income	—	14,013	115,969	129,982
Distributions to shareholders(1)	(15,507)	—	(115,969)	(131,476)
Contributions from shareholders	275,000	—	—	275,000
Other	106	—	—	106
Balance at December 31, 2021	848,565	(29,407)	(24,558)	794,600
Net comprehensive income	—	51,676	93,117	144,793
Distributions to shareholders(1)	(33,319)	—	(68,667)	(101,986)
Contributions from shareholders	253,000	—	—	253,000
Other	111	—	—	111
Balance at December 31, 2022	$1,068,357	$22,269	$(108)	$1,090,518

1) IPALCO made return of capital payments of $33.3 million, $15.5 million and $2.0 million in 2022, 2021 and 2020, respectively, for the portion of current year distributions to shareholders in excess of current year net income.

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

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Unconsolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the years ended December 31, 2022, 2021, or 2020. Any unrealized gains or losses are recorded in "Other income / (expense), net" on the accompanying Unconsolidated Statements of Operations.

Financial Liabilities

Interest Rate Hedges

IPALCO's interest rate hedges have a combined notional amount of $400.0 million. All changes in the market value of the interest rate hedges are recorded in AOCI / (AOCL). See also Note 3, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Summary

The fair value of assets and liabilities at December 31, 2022 and 2021 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of December 31, 2022				Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$5	$—	$—	$5	$11	$—	$—	$11
Mutual funds	3,223	—	—	3,223	—	3,594	—	3,594
Total VEBA investments	3,228	—	—	3,228	11	3,594	—	3,605
Interest rate hedges	—	12,172	—	12,172	—	—	—	—
Total financial assets measured at fair value	$3,228	$12,172	$—	$15,400	$11	$3,594	$—	$3,605
Financial liabilities:
Interest rate hedges	$—	$—	$—	$—	$—	$49,382	$—	$49,382
Total financial liabilities measured at fair value	$—	$—	$—	$—	$—	$49,382	$—	$49,382

Financial Instruments not Measured at Fair Value in the Unconsolidated Balance Sheets

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2022		December 31, 2021
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$880,000	$816,411	$880,000	$946,346
Variable-rate	—	—	—	—
Total indebtedness	$880,000	$816,411	$880,000	$946,346

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $5.9 million and $7.3 million at December 31, 2022 and 2021, respectively; and
•unamortized discounts of $0.4 million and $0.5 million at December 31, 2022 and 2021, respectively.

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

At December 31, 2022, IPALCO's outstanding derivative instruments were as follows:

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

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the period indicated:

	Interest Rate Hedges for the Year Ended December 31,
$ in thousands (net of tax)	2022	2021	2020
Beginning accumulated derivative gain / (loss) in AOCL	$(29,407)	$(43,420)	$(19,750)

Net gains / (losses) associated with current period hedging transactions	46,245	10,393	(27,779)
Net losses reclassified to interest expense, net of tax	5,431	3,620	4,109
Ending accumulated derivative gain / (loss) in AOCI / (AOCL)	$22,269	$(29,407)	$(43,420)

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	21

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2022 and 2021, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments:

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2022	2021
Interest rate hedges	Cash Flow Hedge	Derivative assets, non-current	$12,172	$—
Interest rate hedges	Cash Flow Hedge	Derivative liabilities, non-current	$—	$49,382

4. DEBT

The following table presents IPALCO’s long-term indebtedness:

			December 31,
Series	Due		2022	2021
			(In Thousands)
Long-Term Debt
3.70% Senior Secured Notes	September 2024	—	405,000	405,000
4.25% Senior Secured Notes	May 2030		475,000	475,000
Unamortized discount – net			(425)	(527)
Deferred financing costs – net			(5,912)	(7,319)
Total long-term debt			873,663	872,154
Less: current portion of long-term debt			—	—
Net long-term debt			$873,663	$872,154

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2022, 2021 and 2020
(In Thousands)
Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Net Write-offs	Balance at End of Period
Year ended December 31, 2022
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$647	$7,478	$—	$7,008	$1,117
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$3,107	$2,053	$—	$—	$5,160
Year ended December 31, 2021
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$3,155	$3,940	$—	$6,448	$647
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$6,133	$758	$—	$3,784	$3,107
Year ended December 31, 2020
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,053	$5,861	$(1,132)	$3,627	$3,155
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$6,204	$—	$—	$71	$6,133

AES INDIANA and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2022, 2021 and 2020
(In Thousands)
Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Net Write-offs	Balance at End of Period
Year ended December 31, 2022
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$647	$7,478	$—	$7,008	$1,117
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$3,107	$2,053	$—	$—	$5,160
Year ended December 31, 2021
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$3,155	$3,940	$—	$6,448	$647
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$6,133	$758	$—	$3,784	$3,107
Year ended December 31, 2020
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,053	$5,861	$(1,132)	$3,627	$3,155
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$6,204	$—	$—	$71	$6,133

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    IPALCO ENTERPRISES, INC.
                    (Registrant)

Date:    March 1, 2023                /s/ Kristina Lund
                    Kristina Lund
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Kristina Lund	President, Chief Executive Officer, Director and Chairman (Principal Executive Officer)	March 1, 2023
Kristina Lund
/s/ Kenneth J. Zagzebski	Director	March 1, 2023
Kenneth J. Zagzebski
/s/ Bernerd Da Santos	Director	March 1, 2023
Bernerd Da Santos
/s/ Paul L. Freedman	Director	March 1, 2023
Paul L. Freedman
/s/ Susan Harcourt	Director	March 1, 2023
Susan Harcourt
/s/ Marc Michael	Director	March 1, 2023
Marc Michael
/s/ Stephen Coughlin	Director	March 1, 2023
Stephen Coughlin
/s/ Tish Mendoza	Director	March 1, 2023
Tish Mendoza
/s/ Frédéric Lesage	Director	March 1, 2023
Frédéric Lesage
/s/ Olivier Roy-Durocher	Director	March 1, 2023
Olivier Roy-Durocher
/s/ Ahmed Pasha	Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 1, 2023
Ahmed Pasha
/s/ Jon Byers	Controller (Principal Accounting Officer)	March 1, 2023
Jon Byers

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.