Form 10-K/A
period 2022-12-31
IPALCO ENTERPRISES, INC.
filed 2023-04-28
CIK 728391

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At April 15, 2023, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which (i) 89,685,177 shares were owned by AES U.S. Investments, Inc. (“AES U.S. Investments”), which is owned by AES U.S. Holdings, LLC (“AES U.S. Holdings”) and (ii) 19,222,141 shares were owned by CDP Infrastructures Fund L.P. (“CDPQ”), a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec. AES U.S. Holdings is a wholly-owned subsidiary of The AES Corporation (“AES”).

DOCUMENTS INCORPORATED BY REFERENCE
None.

Audit Firm PCAOB ID	Auditor Name	Auditor Location
42	Ernst & Young LLP	Indianapolis, Indiana
EXPLANATORY NOTE
IPALCO Enterprises, Inc. (the “Company,” “IPALCO,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023, to include the information required by Items 10 through 13 of Part III of Form 10-K. This information was previously omitted from the 2022 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12 and 13) of Form 10-K to be incorporated by reference into the 2022 10-K and to delete the references to the definitive proxy statement in Part III of the 2022 10-K. The cover page of the 2022 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.

Except as described above, no other changes have been made to the 2022 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2022 10-K. This Amendment does not reflect events occurring after the date of the filing of the 2022 10-K, nor does it amend, modify or otherwise update any other information in the 2022 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with the 2022 10-K and with our filings with the SEC subsequent to the filing of the 2022 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also amends and restates Part IV, Item 15 to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Terms used but not defined herein are as defined in the 2022 10-K.

i

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Set forth below is certain information regarding each of IPALCO’s current directors as of April 15, 2023, including the qualifications of such persons to serve as directors. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. Please see “Corporate Governance-Nomination of Directors” below for a discussion of certain rights with respect to the nomination and election of directors held by certain of IPALCO’s shareholders.

Stephen Coughlin, 51, has been a Director of IPALCO since November 2021. Mr. Coughlin has served as Executive Vice President and Chief Financial Officer of AES since October 2021. Prior to assuming his current positions, he led AES’ Corporate Strategy and Financial Planning teams, and served as the Chair of the AES’ Investment Committee. Prior to that role, he served as the Chief Executive Officer of Fluence Energy, LLC. Mr. Coughlin joined AES in 2007 and spent his early years with the company leading Financial Planning & Analysis for AES’s renewables portfolio. Mr. Coughlin also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments. Mr. Coughlin brings extensive experience in finance and accounting to the Company’s Board of Directors (the “Board”). Mr. Coughlin received a bachelor's degree in commerce and finance from the University of Virginia and a Master of Business Administration degree from the University of California at Berkeley.

Bernerd Da Santos, 59, has been a Director of IPALCO since January 2021. Mr. Da Santos has served as Executive Vice President and Chief Operating Officer of AES since December 2017. Previously, Mr. Da Santos held several positions at AES, including Chief Operating Officer and Senior Vice President from 2014 to 2017, Chief Financial Officer, Global Finance Operations from 2012 to 2014, Chief Financial Officer of Global Utilities from 2011 to 2012, Chief Financial Officer of Latin America and Africa from 2009 to 2011, Chief Financial Officer of Latin America from 2007 to 2009, Managing Director of Finance for Latin America from 2005 to 2007, and VP and Controller of La Electricidad de Caracas (EDC”) (Venezuela). Prior to joining AES in 2000, Mr. Da Santos held a number of financial leadership positions at EDC. Mr. Da Santos serves as a director or officer of other AES affiliates, including as a Director of Indianapolis Power & Light Company, doing business as AES Indiana (“AES Indiana”), AES Brasil Energia S.A., AES Mong Duong Power Co. Ltd., AES Andes S.A., Son My LNG Terminal LLC and AES Renewable Holdings, LLC. Mr. Da Santos brings extensive industry operational and finance experience to the Board. Mr. Da Santos holds a bachelor's degree with Cum Laude distinction in Business Administration and Public Administration from Universidad Jose Maria Vargas, a bachelor's degree with Cum Laude distinction in Business Management and Finance, and an MBA with Cum Laude distinction from Universidad Jose Maria Vargas.

Paul L. Freedman, 53, has been a Director of IPALCO since February 2015. Mr. Freedman has served as Executive Vice President, General Counsel and Corporate Secretary of AES since February 2021. Prior to assuming his current position, Mr. Freedman was Senior Vice President and General Counsel of AES from February 2018, Corporate Secretary from October 2018, Chief of Staff to the Chief Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, and from 2007 to 2014 he held a variety of other positions in the AES legal group. Mr. Freedman serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and The Dayton Power and Light Company, doing business as AES Ohio (“AES Ohio”). Mr. Freedman brings to the Board his legal and industry experience together with his experience at AES in a wide range of areas, including commercial transactions, financings, corporate strategy, regulatory and environmental matters, and corporate governance. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development, and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center. He is also currently on the board of directors of the Business Council for International Understanding and the Coalition for Integrity.

Susan Harcourt, 40, has been a Director of IPALCO since November 2020. Ms. Harcourt has served as Vice President of Investor Relations at AES since March 2022. Previously, Ms. Harcourt held several positions with AES, including Chief of Staff to the CEO of AES from October 2018 to March 2022, Director, Mergers and Acquisitions from January 2012 to September 2018 and Project Manager, Business Development from July 2010 to December 2011. Ms. Harcourt is also a member of the Board of Directors of AES U.S. Investments and previously served as a Director of AES Brasil Energia S.A. Ms. Harcourt brings extensive experience in business development and strategy to the Board. Ms. Harcourt holds a B.A. in Economics and International Studies from Yale University, a Master of Arts in Energy, Resources, and the Environment from The Johns Hopkins University – Paul H. Nitze School of Advance International Studies, and an M.B.A. in Finance from The Wharton School. She is also currently on the board of directors of Youth For Understanding USA.

Frédéric Lesage, 56, has been a Director of IPALCO since September 2017. Mr. Lesage is also a member of the Board of Directors of AES U.S. Investments. Mr. Lesage brings extensive experience in strategic planning, general management and post-merger integration to the Board. Mr. Lesage joined CDPQ in 2017 and is currently Managing Director, Infrastructure. From 2015 to 2017, Mr. Lesage was the Chief Executive Officer of FL Investments and Advisory Inc., assisting businesses with strategic and organizational matters, and, from 2007 to 2014, he held various positions within TAQA - ABU Dhabi National Energy Co., an international energy and water operator, including Chief Strategy Officer, Regional President and Managing Director, and Group Vice-President, and served on the company’s Executive Committee. Previously, Mr. Lesage served as management consultant and as lawyer. Mr. Lesage holds a Bachelor’s degree in Law from Université De Montréal and an M.B.A. from Richard Ivey School of Business at Western University.

Kristina Lund, 45, has been a Director of IPALCO and AES Indiana since November 2020 and has served as Chairman of the Board for IPALCO and AES Indiana since February 2022. Ms. Lund has served as President of the AES US Utilities (as defined in “Executive Officers” below) and as the President and CEO of IPALCO, AES Indiana, AES U.S. Investments, DPL Inc. (“DPL”), and AES Ohio since November 2020. Ms. Lund also serves as director or officer of other AES affiliates, including as a Director of, and since February 2022, Chairman of the Board of AES U.S. Investments, DPL, and AES Ohio and as a Director of sPower and AES Clean Energy. She previously served as Chief Product Officer, Carbon Free Energy for AES since April 2020. Prior to that, Ms. Lund served as the Chief Financial Officer for the AES Mexico, Central America and the Caribbean Strategic Business Unit from March 2018 to April 2020, where she was responsible for the financial affairs for AES businesses in five countries, and the Chief Financial Officer for the AES Eurasia Strategic Business Unit from April 2017 to March 2018, where she led the management of all financial matters for AES businesses in eight countries across Europe and Asia. She also served as the Vice President of the Corporate Strategy and Investment group of AES from April 2016 to March 2017 and the Chief of Staff to the AES Chief Executive Officer from August 2014 to March 2016. Since joining AES in 2006, Ms. Lund has held several other positions in AES’ finance, corporate development and investor relations groups. Ms. Lund brings to the Board extensive experience in leadership, strategic planning and execution, communications and financial management. Ms. Lund holds a Bachelor’s degree in Economics from Wellesley College and an M.B.A from Harvard Business School. She is also currently serving on the boards of directors of the Central Indiana Corporate Partnership and the NBA 2024 All Star Game Host Committee (Indianapolis).

Tish Mendoza, 47, has served as a Director of IPALCO since February 2022. Ms. Mendoza has served as Executive Vice President and Chief Human Resources Officer of AES since February 2021. Prior to assuming her current position, Ms. Mendoza was Senior Vice President, Global Human Resources and Internal Communications and Chief Human Resources Officer from 2012, Vice President of Human Resources, Global Utilities from 2011 to 2012, Vice President of Global Compensation, Benefits and HRIS, including Executive Compensation, from 2008 to 2011, and acted in the same capacity as the Director of the function from 2006 to 2008. Ms. Mendoza serves as a director or officer of other AES affiliates, including as a Director of AES Ohio, AES Renewable Holdings, LLC and Fluence Energy, Inc. and sits on AES' employee compensation and benefits committees. Ms. Mendoza brings to the Board her extensive experience in human resource management and development and employee compensation. Prior to joining AES, Ms. Mendoza was Vice President of Human Resources for a product company in the Treasury Services division of JP Morgan Chase and Vice President of Human Resources and Compensation and Benefits at Vastera, Inc, a former technology and managed services company. Ms. Mendoza earned certificates in Leadership and Human Resource Management, and a bachelor's degree in Business Administration and Human Resources.

Marc Michael, 49, has been a Director of IPALCO since April 2019. Mr. Michael has managed a broad range of disputes for AES since 2005. In his current role as VP & Chief Counsel, Global Dispute Resolution, of AES, Mr. Michael oversees material dispute resolution proceedings involving AES and its affiliates, including federal and state litigation, cross-border disputes, domestic and international commercial arbitration, and investment treaty arbitration. Mr. Michael also serves as a Director of AES U.S. Investments. Mr. Michael brings to the Board his legal and industry experience, including extensive experience in international law. Prior to joining AES, Mr. Michael worked as a litigation associate at the law firm Winston & Strawn LLP from September 1998 to February 2005. Mr. Michael received a B.A. from The Catholic University of America and a J.D. from The Catholic University of America, Columbus School of Law.

Ahmed Pasha, 55, has been a Director of IPALCO and AES Indiana since October 2022. Mr. Pasha has served as Vice President and Chief Financial Officer of IPALCO and AES Indiana since March 2022. Mr. Pasha also serves as Vice President and Chief Financial Officer of AES Ohio and DPL and of the US and Utilities (as defined in “Executive Officers” below) and serves as director or officer of other AES affiliates, including as a Director of AES Ohio and as Vice President and Chief Financial Officer of AES U.S. Investments. Prior to assuming his current position, Mr. Pasha served as Corporate Treasurer of AES since January 2020 and as Vice President, Investor Relations of AES since January 2012, and previously served as the Chief Financial Officer for the Asia region of AES from January 2011 to January 2012. Mr. Pasha has held several other positions at AES, including as Vice President, Investor Relations from February 2007 to January 2011, Managing Director, Corporate Finance from March 2005 to February 2007, Manager, Investor Relations from February 2002 to February 2005, Manager, Business Development from February 1998 to February 2002, and Chief Financial Officer for AES Pakistan from May 1995 to January 1998. Mr. Pasha brings extensive experience in finance and business development to the Board. Mr. Pasha received a Bachelor’s degree in Business and Commerce from University of the Punjab and completed management courses in Business Administration and Management at Georgetown University McDonough School of Business and Finance and Financial Administration at University of Virginia Darden School of Business.

Olivier Roy Durocher, 34, has been a Director of IPALCO since September 2022. Mr. Roy-Durocher is also a member of the Board of Directors of AES U.S. Investments. Mr. Roy Durocher brings extensive experience in strategic planning and financial analysis to the Board. Mr. Roy Durocher has served as Director, Infrastructure Investments of CDPQ since February 2021 and previously served in various other positions in Infrastructure Investments since joining CDPQ in 2013, including as Senior Associate from November 2018 to February 2021, Associate from October 2015 to November 2018, and Analyst from August 2013 to October 2015. Mr. Roy Durocher holds Bachelor’s and Master’s degrees in Finance from HEC Montréal and is a CFA Charterholder. Mr. Roy Durocher also currently serves on the board of directors of Student Transportation of America.

Kenneth J. Zagzebski, 63, has been a Director of IPALCO and AES Indiana since March 2009 and served as Chairman of the Board of IPALCO and AES Indiana from March 2018 to November 2020. Mr. Zagzebski has served as Chief Operating Officer of AES Clean Energy since April 2022 and as Vice President, Integrated EPC since August 2019. Mr. Zagzebski also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments, DPL and AES Ohio. Mr. Zagzebski served as President and Chief Executive Officer of IPALCO from April 2011 to March 2018, Interim President and Chief Executive Officer of AES Indiana from July 2015 to June 2016, and as President and Chief

Executive Officer of AES Indiana from April 2011 until June 2013 and Chief Executive Officer of AES Indiana from April 2011 to March 2014. Mr. Zagzebski joined AES Indiana as Senior Vice President of Customer Operations in September 2007 and was responsible for the Power Delivery, Customer Services and Enterprise Information Systems business groups. Mr. Zagzebski also led the successful project development activities at AES’ Southland Energy business from June 2018 to November 2020 and served as a Director of AES Clean Energy from July 2017 through August 2018. Mr. Zagzebski has more than 30 years of industry experience in diverse executive management, business development and financial roles, including Vice President and Chief Operating Officer for Field Operations at Xcel Energy. His background also includes experience in international energy as Executive Director of NRG Energy Asia-Pacific region, from 1997 to September 1999 where he was responsible for the company’s Asia-Pacific investments. Mr. Zagzebski’s broad industry experience and extensive knowledge and understanding of AES Indiana and IPALCO allow him to provide invaluable insight to the Board. Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr. Zagzebski currently Chairs the Marian University Educators College Board of Visitors and serves on the Executive Committee of the Greater Indianapolis Progress Committee.

EXECUTIVE OFFICERS
Set forth below is certain information regarding each of our current executive officers as of April 15, 2023. IPALCO was acquired by AES in March 2001 and is currently a majority-owned subsidiary of AES U.S. Investments. AES Indiana is our primary operating subsidiary. AES utilities businesses, including IPALCO and AES Indiana, their Ohio sister companies, DPL and its primary operating subsidiary, AES Ohio (the “AES US Utilities”), and other generation companies in the United States ("AES US Generation", and, together with the AES US Utilities, for purposes of this report, the "US and Utilities") are part of AES' strategic business units; however, the US and Utilities is not a legal entity. AES U.S. Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the US and Utilities, including among other companies, IPALCO and AES Indiana. As a result of this structure, IPALCO and AES Indiana do not directly employ all of the executives responsible for the management of our business.

Once elected, officers hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. There are no family relationships among our Directors and Executive Officers.

Name	Age	Position
Kristina Lund	45	President and Chief Executive Officer and Chairman of the Board, IPALCO and AES Indiana

Ahmed Pasha	55	Vice President and Chief Financial Officer

Jeremy Buchanan	38	Vice President, Human Resources

Brandi Davis-Handy	44	Chief Customer Officer

Brian Hylander	49	Vice President, General Counsel and Secretary

Ms. Lund and Mr. Pasha also serve on the Board of IPALCO, and their biographies are presented under “-Directors” above.

Jeremy Buchanan, 38, has served as Vice President, Human Resources for the US and Utilities since April 2020 and previously served as the Director of Human Resources for the US and Utilities from June 2015 to April 2020. In addition, Mr. Buchanan has served as a Director of AES Indiana since May 2022. Prior to joining AES, Mr. Buchanan worked in Labor Relations for Norfolk Southern Corporation from September 2011 to June 2015, serving as Assistant Director from June 2014 to June 2015, and as Human Resources Manager for Georgia-Pacific LLC from March 2009 to September 2011. Mr. Buchanan received a B.S. in Marketing and a B.S. in Human Resources Management from Wright State University and a Masters of Professional Studies in Human Resources and Employment Relations from Penn State University.

Brandi Davis-Handy, 44, has served as Chief Customer Officer for the AES US Utilities, including AES Indiana and AES Ohio, since July 2022. Ms. Davis-Handy has also served as a Director of AES Indiana since June 2021. Prior to assuming her current position, Ms. Davis-Handy served as Chief Public Relations Officer for the AES US Utilities since rejoining AES in February 2021. Prior to that, Ms. Davis Handy served as Executive Vice President and Chief Marketing and Communications Officer for Project Lead the Way from August 2019 to January 2021 and as Vice President, Enterprise Communications and Events of OneAmerica from June 2018 to July 2019. Ms. Davis-Handy initially joined AES in 2013, serving as Director, External Communications for AES Indiana from February 2013 to June 2016 and as Communications Leader for the AES US Utilities from June 2016 to May 2018. She also previously served as Communications Manager for the Great Lakes Division of the American Cancer Society from June 2010 to February 2013. Ms. Davis-Handy received a B.A. from Hampton University. She also currently serves on the boards of directors of Women’s Fund of Central Indiana, GangGang Culture, and Indiana Sports Corporation.

Brian Hylander, 49, has served as Vice President, General Counsel and Secretary of IPALCO and AES Indiana since June 2022. Mr. Hylander also serves as Vice President, General Counsel and Secretary of the US and Utilities, including AES Ohio and DPL, and serves as an officer of other AES affiliates, including as Vice President, General Counsel and Secretary of AES U.S. Investments. Prior to assuming his current position, Mr. Hylander served as Assistant General Counsel and Secretary for IPALCO, AES Indiana and the US and Utilities, including AES Ohio and DPL, since April 2015, and also served as senior counsel at AES Ohio for more than four years. Mr. Hylander also previously served for more than seven years as a corporate attorney at the Taft Stettinius & Hollister LLP law firm. Mr. Hylander received a B.A. from Providence College and a J.D. from University of Michigan. Mr. Hylander currently serves on the boards of trustees of the regional PBS organizations ThinkTV and Cincinnati Educational Television.

CORPORATE GOVERNANCE

Code of Ethics

The AES Code of Conduct (“Code of Conduct”), adopted by the AES Board of Directors, governs, as a requirement of employment, the actions of AES employees, including employees of its subsidiaries and affiliates, including the CEO, CFO and Controller of AES Indiana and IPALCO. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries (including AES Indiana and IPALCO) related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies on corruption, bribery, money laundering and associations with terrorist groups. The Code of Conduct is located in its entirety on the AES website (https://www.aes.com/ethics-compliance). Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204. If any amendments to, or waivers from, the Code of Conduct are made, in each case relating to the CEO, CFO and Controller of AES Indiana and IPALCO, AES will disclose such amendments or waivers on its website (www.aes.com). Except for such Code of Conduct, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the 2022 10-K.

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

Nomination of Directors

As of April 15, 2023, IPALCO had not effected any material changes to the procedures by which shareholders may recommend nominees to the Board. IPALCO’s Third Amended and Restated Articles of Incorporation and Amended and Restated By-Laws do not provide formal procedures for shareholders to recommend nominees to the Board. Except as described below, the Board has determined that it is in the best position to evaluate IPALCO’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.

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

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The purpose of this compensation discussion and analysis (this “CD&A”) is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2022. The compensation paid to our NEOs in 2022 is set forth in the Summary Compensation Table (2022, 2021 and 2020) (the “Summary Compensation Table”) below. Our NEOs for 2022 are:

•Kristina Lund, President and Chief Executive Officer and Chairman of the Board

•Ahmed Pasha, Vice President and Chief Financial Officer

•Jeremy Buchanan, Vice President, Human Resources

•Brandi Davis-Handy, Chief Customer Officer

•Brian Hylander, Vice President, General Counsel and Secretary

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

AES manages its business through strategic business units. The AES US Utilities, including IPALCO and AES Indiana, and AES US Generation are part of these strategic business units; however, the US and Utilities is not a legal entity. AES also has an indirectly wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US and Utilities, including, among other companies, IPALCO and AES Indiana. As a result of this structure, IPALCO and AES Indiana do not directly employ all of the executives responsible for the management of our business. In 2022, our NEOs were all executive officers of one or more of IPALCO, AES Indiana and the Service Company.

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

Consistent with this philosophy and our goal of aligning our executives’ compensation with Company performance, the key features of our executive compensation program include the following:

•Our compensation program allocates a significant portion of each applicable NEO’s total compensation to short- and long-term performance goals. As such, payouts are dependent upon the strategic, financial, and operational performance of AES and the US and Utilities, which includes IPALCO and AES Indiana, and the performance of AES’ stock price;
•Our compensation program is continually reviewed to confirm that it meets our objectives and executive compensation philosophy and remains competitive; and
•We generally do not provide perquisites to our NEOs.

In order to meet these objectives, our total compensation structure includes a mix of short-term compensation, in the form of base salaries and annual cash bonuses, and long-term compensation, in the form of AES equity-based and cash-based performance awards.

Our Compensation Process
The Chief Operating Officer of AES (the “AES COO”) and the Chief Human Resources Officer of AES (the “AES CHRO”, and together with the AES COO, the “Executive Compensation Review Team”) have the responsibility of reviewing and administering compensation for the officers of the Service Company, IPALCO, and AES Indiana, including our NEOs. The Executive Compensation Review Team, with assistance from the US and Utilities human resources team, determines the appropriate pay grade for our NEOs at the date of hire based upon each individual’s position, responsibilities, skills and experience, and reassesses each NEO’s position within the applicable pay grade at the end of each year.

The pay grades comprising our compensation framework are established by the AES human resources team and include specific base salary ranges and short-term bonus and long-term compensation targets for each pay grade. The AES human resources team uses survey data from Willis Towers Watson and other sources with regard to looking at the overall pay structure at a high level. The structure is compared annually to market data from various sources, including Willis Towers Watson’s survey data, to assess the external competitiveness of the base salary ranges and incentive targets for the pay grades. During our performance review cycle, the Executive Compensation Review Team measures the specific amount and resulting incentive compensation for each of our NEOs based on (i) the operational and financial performance of the US and Utilities and AES and (ii) the NEO’s target opportunity for his or her applicable pay grade.

Awards of short-term compensation are made in the form of annual cash bonuses to our NEOs under the AES Performance Incentive Plan (the “PI Plan”) and are determined by the Executive Compensation Review Team in the first quarter of the year following the review period as described below. Awards of long-term compensation are made to our NEOs under the AES 2003 Long Term Compensation Plan, as amended and restated (the “LTC Plan”) and are determined by the Board of Directors of AES based upon the recommendations of the Executive Compensation Review Team made in the last quarter of each year as described below.

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
2022 Compensation Determinations
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

2022 Performance Incentive Plan Payouts
In addition to base salaries, in 2022 we provided performance-based, annual cash bonuses under the PI Plan. Each pay grade has a corresponding PI Plan target opportunity, which is assessed annually. Each NEO's opportunity corresponds to the opportunity applicable to his or her pay grade. These awards are paid based on the achievement of AES and US and Utilities measures in three performance categories: Safety, Financial, and Strategic objectives (as described in the tables below), which were established in early 2022. The PI Plan is structured in a manner that provides our NEOs with a direct incentive to achieve such objectives. Payout formulas under the PI Plan for each of our NEOs are based on the business functions and responsibilities for the NEO within the organization. For Ms. Lund, the award is 50% based on the achievement of the AES Corporate goals and 50% based on the achievement of the AES US Utilities goals. For Mr. Pasha, Mr. Buchanan, and Mr. Hylander, the award is 25% based on the achievement of the AES Corporate goals and 75% based on the achievement of the US and Utilities goals with equal weight given to: (i) the achievement of the AES US Utilities goals, which includes IPALCO and AES Indiana and their Ohio sister companies, DPL and AES Ohio, and (ii) the achievement of AES US Generation goals, which includes other AES generation companies in the US. For Ms. Davis-Handy, the award is based 25% on the achievement of AES Corporate goals and 75% on the achievement of the AES US Utilities goals.

In 2022, payments under the PI Plan were determined based on the AES and the US and Utilities 2022 performance measures as described in the tables below. The AES Corporate performance measures were approved by the AES Compensation Committee of its Board of Directors (the “AES Compensation Committee”). Performance measures for the US and Utilities were based upon the Executive Compensation Review Team’s and US and Utilities leadership’s business goals for AES US Generation and the AES US Utilities, including IPALCO and AES Indiana, for 2022. The Executive Compensation Review Team approved performance measures and objectives across all three categories that it considered to be challenging, but achievable, with US and Utilities leadership and CDPQ providing input with regard to objectives applicable to IPALCO and AES Indiana. Targets for the 2022 financial measures for AES and the US and Utilities were based on the 2022 financial budget as well as strategic objectives. Individual awards are paid out at 0-200% of the target applicable to each pay grade depending on scores achieved relative to the performance measures.

AES Corporate 2022 Actual Results: The AES Compensation Committee determined to pay the 2022 AES corporate performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES Corporate performance score for 2022 was determined to be 127%, as follows:

Strategic Goal & Weight		Measure	2022 Target	2022 Result	Payout %
Safety[2]	5%	Serious Safety Incidents	No Incidents	2 Incidents	0%
	5%	Non-Injury SIP Rate	0.95	1.844	123%
		Safety Meeting	95.0%	98.8%
		Safety Walks	24,168	39,673
Financials[2]	60%	Adjusted EPS - 40%	$1.60	$1.67	144%
		Parent Free Cash Flow - 20%	$880M	$906M	130%
Green Growth & Customer Centricity[3]	30%	Growth - 10% Achievement of COD – 10%	5,000 MW 2,300 MW	5,153 MWs 1,943 MWs	115% 61%
New Business Models[4]		New Business or Products – 10%	Qualitative assessment by the AES Compensation Committee; review of financial and strategic metrics to determine	Exceeded Expectations	200%
AES Corporate Overall Performance Score - 127%1
1The AES Corporate Performance score is rounded to the nearest whole number.
2 Assuming the threshold financial requirement for each non-GAAP measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 90% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal.
3Assuming the threshold requirement for each measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 80% of the target goal, and a 200% score corresponds to actual results at 120% of the target goal.
4The 200% award in this category is based on the significant achievements AES made towards progressing Green Hydrogen as a business line, including the signing of a definitive agreement with a partner.

AES US Utilities 2022 Performance: The Executive Compensation Review Team determined to pay the 2022 AES US Utilities performance score based on actual results of the pre-established performance measures for the AES US Utilities as shown below. As a result, the AES US Utilities performance score for 2022 was determined to be 87%, as follows:

Strategic Goal & Weight		Measure	2022 Target	2022 Result	Payout %
Safety[2]	5%	Serious Safety Incidents	No Incidents	1 Incident	0%
	5%	Non-Injury SIP Rate	1.200	1.300	100%
		Safety Meeting	95.0%	98.6%
		Safety Walks	3,656	5,000
Financials[3]	45%	Adjusted Pre-Tax Contribution ($M) – 22.5%	$97.1M	$68.2M	63%
		Subsidiary Distributions ($M) – 22.5%	$136.9M	$102.4M	68%
Leading Renewables & Working in Partnership	45%	Smart Grid Investment – 10% Indiana Generation and Ohio Regulatory Strategies – 10% Customer - 5%	$324M Reasonable least cost portfolio to reduce carbon intensity by metric (proforma basis, after short-term actions implemented) Q4 2022 Customer Satisfaction metric	$312.0M Achieved 78%	96% 150% 89%
Operations[4]		Operational KPIs – 10%	100% of Operational KPI targets	85.3%	85%
Applying Innovation		Global Energy Star Program – 5%	$50M in global run rate savings	$105.0M	200%
Diversity & Inclusion (DE&I)		Review, develop, and implement programs that promote diversity, equity and inclusion – 5%	Improve inclusivity and belonging, as measured by improved retention, development and recruiting	100%	100%
AES US Utilities Performance Score - 87%1

1The AES US Utilities Performance score is rounded to the nearest whole number.
2Due to safety incident, proactive safety metric capped at 100%.
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

AES US Generation 2022 Performance: The Executive Compensation Review Team determined to pay the 2022 AES US Generation performance score based on actual results of the pre-established performance measures for AES US Generation as shown below. As a result, the AES US Generation performance score for 2022 was determined to be 102%, as follows:

Strategic Goal & Weight		Measure	2022 Target	2022 Result	Payout %
Safety	5%	Serious Safety Incidents	No Incidents	No Incidents	100%
	5%	Non-Injury SIP Rate	0.855	1.727	122%
		Safety Meeting	95.0%	100.0%
		Safety Walks	486	662
Financials[2]	45%	Adjusted Pre-Tax Contribution ($M) – 22.5%	$238.0M	$213.6M	87%
		Subsidiary Distributions ($M) – 22.5%	$229.8M	$216.2M	93%
Leading Renewables & Working in Partnership	45%	AES US Generation Performance Objectives - 15% (non-AES Indiana)	Develop and execute specific strategies for unit extensions
Identify opportunities and secure option agreement (as applicable) to maximize value
Develop financial model and steps needed to participate in offtaker RFP; Develop alternative fuel model conversion
				Achieved Achieved Achieved	200% 125% 100%
Operations[3]		Operational KPIs – 20%	100% of Operational KPI targets	72.0%	72%
Applying Innovation		Global Energy Star Program – 5%	$50M in global run rate savings	$105.0M	200%
Diversity, Equity & Inclusion (DE&I)		Review, develop, and implement programs that promote diversity, equity and inclusion – 5%	Improve inclusivity and belonging,, as measured by improved retention, development and recruiting of underrepresented groups Develop Repowering Pathways program providing for reskilling and placement for transition out of coal	Achieved	100%
AES US Generation Overall Performance Score - 102%1

1The AES US Generation Performance score is rounded to the nearest whole number.
2 Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 60% of the target goal, and a 200% score corresponds to actual results at 140% of the target goal.
3 KPIs and weights for each generation business are as follows: Warrior Run: Commercial Availability 35%, Equivalent Forced Outage Factor 20%, Equivalent Availability Factor 30%, and Heat Rate 15%. Southland: Commercial Availability 70%, Equivalent Forced Outage Factor 30%.

As described above, Mr. Pasha’s, Mr. Buchanan’s, and Mr. Hylander’s 2022 bonuses were earned based on the performance of AES Corporate (25%) and the US and Utilities (75%) (equally weighted between the AES US Utilities and AES US Generation). Ms. Davis-Handy’s 2022 bonus was earned based on the performance of AES Corporate (25%) and the AES US Utilities (75%). Ms. Lund’s 2022 bonus was earned based on the performance of AES Corporate (50%) and the AES US Utilities (50%).

The following table sets forth the amounts of the annual incentive cash awards under the PI Plan earned by our NEOs in 2022, which were paid in early 2023.

			Actual 2022 Annual Incentive Cash Award
NEO	2022 Target Annual Incentive ($)	2022 Target Annual Incentive (% of base salary)	Dollar Value ($)	% of Target Annual Incentive
Kristina Lund	$252,000	60%	$269,640	107%
Ahmed Pasha	$239,334	60%	$246,514	103%
Jeremy Buchanan	$112,500	45%	$118,875	103%
Brandi David-Handy	$117,000	45%	$113,490	97%
Brian Hylander	$126,000	45%	129,780	103%

2022 Discretionary Bonuses

In connection with the performance of the US and Utilities and the individual contributions of the NEOs in 2022, the Executive Compensation Review Team determined it was appropriate to grant certain of the NEOs discretionary bonus amounts as set forth in the table below. These discretionary bonuses were paid to the NEOs in the first quarter of 2023.

NEO	2022 Special Bonus Amount ($)
Ahmed Pasha	$12,325
Jeremy Buchanan	$17,382
Brandi Davis-Handy	$11,349
Brian Hylander	$6,489

Long Term Compensation Elements
AES grants a mix of cash- and equity-based awards under the LTC Plan. These awards help the Company to attract and retain key individuals who are critical to the success of our business and align the interests of our NEOs with those of AES’ stockholders over the long term. Grants to our NEOs under the LTC Plan, whether in cash or stock, vest ratably over a three-year period or based on a cumulative three-year performance period and are determined based on a percentage of the individual’s base salary. The mix of awards under the LTC Plan for each of our NEOs is based on the business functions and responsibilities for the NEO within the organization. In the first quarter of 2022, Mr. Buchanan, Ms. Davis-Handy and Mr. Hylander received awards as follows: 50% in the form of cash-settled Performance Units (“PUs”) and 50% in the form of AES stock-settled Restricted Stock Units (“RSUs”). Ms. Lund and Mr. Pasha received awards as follows: 50% in the form of cash-settled Performance Cash Units (“PCUs”), 30% in the form of AES stock-settled Performance Stock Units (“PSUs”), and 20% in the form of AES stock-settled RSUs.

Performance Units (PUs) (Mr. Buchanan, Ms. Davis-Handy and Mr. Hylander)
PUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PUs granted in 2022 are eligible to vest subject to AES’ three-year cumulative Parent Free Cash Flow performance. Parent Free Cash Flow is a strategically important non-GAAP financial metric to AES as it reflects the ability of AES’ businesses to generate cash for AES’ investors that can be either reinvested in the business or paid to investors through dividends, and additionally is a key metric for ratings agencies. A description of how Parent Free Cash Flow is calculated from AES’ audited financial statements is described in “Non-GAAP Measures” below.

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

The following table illustrates the vesting percentage at each Parent Free Cash Flow level for targets set for the 2022-2024 performance period:

Performance Level	Vesting Percentage
Below 90% of Performance Target	0%
Equal to 90% of Performance Target	50%
Equal to 100% of Performance Target	100%
Equal to or Greater than 110% of Performance Target	200%

Between the Parent Free Cash Flow levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PUs is also generally subject to the continued employment of the NEO. The AES Compensation Committee approved a Parent Free Cash Flow target for the 2022 PUs that is believed by the AES Compensation Committee to be challenging, but achievable.

Performance Cash Units Based on AES Total Stockholder Return (PCUs) (Ms. Lund and Mr. Pasha only)

PCUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PCUs granted in 2022 are eligible to vest subject to AES’ Total Stockholder Return from January 1, 2022 through December 31, 2024 relative to companies in three different indices. The indices and their weightings are as follows:

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

The value of each PCU is equal to $1.00, and the number of PCUs that vest depends upon AES’ percentile rank against the companies in each of the indices. If AES’ Total Stockholder Return is above the threshold percentile rank established for the performance period, a percentage of the units vest and are settled in cash in the calendar year that immediately follows the end of the performance period. The following table illustrates the vesting percentage at each percentile rank for the 2022-2024 performance period:

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

For the 2022 RSUs, the AES Compensation Committee approved a performance feature, in addition to the three-year ratable vesting schedule, applicable to Ms. Lund’s and Mr. Pasha’s awards. For Ms. Lund and Mr. Pasha only, the first and second tranches of the 2022 RSUs vest on the first and second anniversaries of the grant date, respectively, based solely on continued service with the Company. The third tranche vests on the third anniversary of the grant date based on continued service with the Company but subject to a modifier based on the achievement of Environmental, social and governance (“ESG”) goals measured over the three-year period ending December 31, 2024. The number of RSUs in the third tranche that are eligible to vest on the third anniversary of the grant date will be adjusted up or down by an amount equal to up to 15% of the target number of RSUs comprising the full award granted on the grant date, based on the achievement of the ESG goals described below. The AES Compensation Committee approved performance measures and objectives for the ESG goals that it considered to be challenging, but achievable.

For the environmental goal, between the performance levels listed in the below table, straight-line interpolation will be used to determine the adjustment percentage for the award. For the social goals, the AES Compensation Committee will assign an adjustment percentage based on its qualitative assessment of AES performance.

ESG Goal	Weight	Measure (Performance by December 31, 2024 as compared to December 31, 2021)	Performance Level	Adjustment Percentage
Environmental	7.5%	Reduction of gigawatt hours from coal generation across AES’ portfolio of fuel sources by the end of the fiscal year ending December 31, 2024	Maximum Target Below Target	+15.0% 0.0% -15.0%
Social	7.5%	Qualitative assessment by the AES Compensation Committee of AES performance in:
(1) improving diversity measured by the increase of the representation of women within leadership roles and increasing the representation of historically underrepresented groups in the AES’ employee population in the United States; and
		(2) creating a culture of inclusion measured by the reduction of the voluntary attrition of underrepresented groups	Maximum Target Below Target	+15.0% 0.0% -15.0%

Performance Stock Units (PSUs) (Ms. Lund and Mr. Pasha only)

PSUs represent the right to receive a single share of AES Common Stock subject to performance- and service-based vesting conditions. PSUs granted in 2022 are eligible to vest subject to AES’ three-year cumulative Parent Free Cash Flow performance. See “Performance Units (PUs) (Mr. Buchanan, Ms. Davis-Handy and Mr. Hylander)” above for a description of Parent Free Cash Flow.

The final value of the PSU award depends upon the level of Parent Free Cash Flow achieved over the three-year measurement period as well as AES’ share price performance over the period since the award is stock-settled. If a threshold level of Parent Free Cash Flow is achieved, units vest and are settled in the calendar year that immediately follows the end of the performance period.

The PSUs vest based upon the same vesting schedule as the PUs. See “Performance Units (PUs) (Mr. Buchanan, Ms. Davis-Handy and Mr. Hylander)” above for a table illustrating the vesting percentage at each Parent Free Cash Flow level for targets set for the 2022-2024 performance period. The AES Compensation Committee approved a Parent Free Cash Flow target for the 2022 PSUs that is believed by the AES Compensation Committee to be challenging, but achievable.

2022 Long Term Compensation Grants

As in previous years, the allocation of long-term compensation components granted in 2022 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of AES, as our parent company, and rewarding individual performance.

The following table sets forth the aggregate target grant value for the 2022 LTC Plan awards made to our NEOs.

	February 2022 Long-Term Compensation Aggregate Target Grant Value
Name	As % of Base Salary(1)	Dollar Amount
Kristina Lund	93%	$335,000
Ahmed Pasha	80%	$303,772
Jeremy Buchanan	40%	$71,614
Brandi Davis-Handy	85%	$188,000
Brian Hylander	40%	$87,924
(1)Based on salary as of December 31, 2021.

As discussed under “Our Compensation Process” above, grant values are generally guided by each NEOs applicable AES pay grade (and in the case of the RSUs are rounded down to the nearest whole share at the time of grant). Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table (2022, 2021, and 2020) and the Grants of Plan-Based Awards (2022) Table in this Amendment. For Ms. Lund and Mr. Pasha, the values in the table above differ from the Stock Awards column in the Summary Compensation Table (2022, 2021, and 2020) because the PCUs contain a market condition which results in a fair market value, for financial accounting purposes, that differs from the $1 per unit value the Company uses to determine the grant.

Prior Year PUs Vesting in 2022

All of the NEOs, with the exception of Ms. Davis-Handy, received a grant of PUs in February 2020 for the January 1, 2020 through December 31, 2022 performance period (the “2020-2022 PUs”). For the 2020-2022 PUs, performance was based on AES’ Parent Free Cash Flow performance during the 2020-2022 period.

The 2020-2022 PUs paid out at 133.61% of target based on AES’ actual Parent Free Cash Flow results of $2,522M, which was 103.36% of the target Parent Free Cash Flow. As previously disclosed the performance scale for these awards was 100% vesting for performance equal to 100% of target, 50% vesting for performance equal to 90% of target, and 200% vesting for performance equal to or greater than 110% of target. The performance payout level is derived using straight-line interpolation: for every one percentage point performance is above or below the target goal, the payout is increased or decreased, as applicable, by approximately ten percentage points. The payouts for these awards for each NEO, are shown in the following table:

NEO	Target Number of Performance Units	% of Target Value Based on Parent Free Cash Flow	Final Vested Value
Kristina Lund	87,231	133.61%	$116,549
Ahmed Pasha	99,007	133.61%	$132,283
Jeremy Buchanan	26,681	133.61%	$35,648
Brian Hylander	41,845	133.61%	$55,909

Further details regarding the 2020-2022 PU payouts can be found in the Summary Compensation Table in this Amendment.

Other Relevant Compensation Elements and Policies
Perquisites
We generally do not provide any perquisites to our NEOs.

Retirement and Other Broad-Based Employee Benefits
Our NEOs, as well as our other employees, are eligible for the following benefits: participation in a defined contribution (401(k)) plan, group health insurance (including medical, dental, and vision), long- and short-term disability insurance, basic life insurance and paid time off. Mr. Hylander previously participated in The Dayton Power and Light Company Retirement Income Plan (the “DP&L Retirement Income Plan”). Our NEOs are eligible to participate in the AES Restoration Supplemental Retirement Plan (the “RSRP”), a nonqualified deferred compensation plan, which is intended to restore benefits that are limited under our broad-based retirement plans due to statutory limits imposed by the United States Internal Revenue Code (the “Code”). The RSRP’s objectives are consistent with our philosophy to provide competitive levels of retirement benefits and to retain talented executives. The RSRP does not contain any enhanced or special benefit formulas for our NEOs. Contributions to the RSRP made in 2022 are included in the All Other Compensation column of the Summary Compensation Table (2022, 2021 and 2020) in this Amendment. Additional information regarding the RSRP is contained in the “Narrative Disclosure Relating to the Non-Qualified Deferred Compensation Table” in this Amendment.

Severance and Change in Control Arrangements
AES maintains certain severance and change in control arrangements, including The AES Corporation Amended and Restated Severance Plan (the “Severance Plan”) and change in control provisions in the long-term compensation award agreements. Upon a change in control of AES, the unvested portion of all outstanding awards will vest only upon a double-trigger (at target performance levels for performance awards). The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control. All unvested, outstanding awards include a double-trigger vesting provision. In addition, all NEOs are entitled to payments and benefits under the Severance Plan, in the event of qualifying terminations of employment, both related and unrelated to a change in control, as provided in the Benefits Schedule included therein. Finally, upon a termination of service or in the event of a change in control, participants’ account balances in the RSRP (described in the Nonqualified Deferred Compensation (2022) Table below) would be paid in a lump-sum. Please see “Potential Payments Upon Termination or Change in Control (2022)” below for a more detailed summary of these payments and benefits.

Clawback Policy
AES has adopted a “clawback policy” which provides the AES Compensation Committee with the discretion to seek the reimbursement of any annual incentive payment or long-term compensation award, as defined under the policy, from certain executives of AES and its affiliates when:

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

Employment Agreements and Other Arrangements

Our NEOs do not have any employment agreements or other arrangements, except as disclosed herein or in “Potential Payments Upon Termination or Change in Control (2022).”

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

Non-GAAP Measures

In this CD&A, we reference certain non-GAAP measures, including Adjusted Earnings Per Share (Adjusted EPS), Adjusted Pre-Tax Contribution (“Adjusted PTC”), Subsidiary Distributions, and Parent Free Cash Flow, which are publicly disclosed in AES’ periodic filings with the SEC or in other materials posted on the AES website. These measures are described below.

Adjusted Earnings Per Share (Adjusted EPS).

AES defines Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) net gains at Angamos, one of AES’ businesses in South America, associated with the early contract terminations with Minera Escondida and Minera Spence; and (g) tax benefit or expense related to the enactment effects of 2017 U.S. tax law reform and related regulations and any subsequent period adjustments related to enactment effects, including the 2021 tax benefit on reversal of uncertain tax positions effectively settled upon the closure of AES’ U.S. tax return exam.

The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. AES believes that Adjusted EPS better reflects the underlying business performance of AES and is considered in AES’ internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions or equity securities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests or retire debt, the one-time impact of the 2017 U.S. tax law reform and subsequent period adjustments related to enactment effects, and the non-recurring nature of the impact of the early contract terminations at Angamos, which affect results in a given period or periods. Adjusted EPS should not be construed as an alternative to diluted earnings per share from continuing operations, which is determined in accordance with GAAP.

AES reported a loss from continuing operations of $0.82 for the year ended December 31, 2022. For purposes of measuring diluted loss per share under GAAP, common stock equivalents were excluded from weighted average shares as their inclusion would be anti-dilutive. However, for purposes of computing Adjusted EPS, AES has included the impact of dilutive common stock equivalents. The table below reconciles the weighted average shares used in GAAP diluted loss per share to the weighted average shares used in calculating the non-GAAP measure of Adjusted EPS.

Reconciliation of Adjusted EPS
Year Ended Dec. 31, 2022
Diluted earnings (loss) per share from continuing operations	$(0.82)
Effect of dilutive securities	$0.05
Non-GAAP diluted earnings (loss) per share from continuing operations	$(0.77)
Unrealized derivative and equity security losses [1]	$0.18
Unrealized foreign currency losses [2]	$0.07
Disposition/ acquisition losses (gains) [3]	$0.06
Impairment losses [4]	$2.33
Loss on extinguishment of debt [5]	$0.05
Less: Net income tax expense (benefit) [6]	($0.25)
Adjusted EPS	$1.67

1Amount primarily relates to unrealized losses on power swaps at Southland Energy of $109 million, or $0.15 per share.

2 Amount primarily relates to unrealized foreign currency losses in Argentina of $39 million, or $0.05 per share, mainly associated with the devaluation of long-term receivables denominated in Argentine pesos.

3 Amount primarily relates to costs on disposition of AES Gilbert, including the recognition of an allowance on the sales-type lease receivable, of $13 million, or $0.02 per share, and a day-one loss recognized at commencement of a sales-type lease at AES Waikoloa Solar of $5 million, or $0.01 per share.

4 Amount primarily relates to goodwill impairments at AES Andes of $644 million, or $0.91 per share, and at AES El Salvador of $133 million, or $0.19 per share, other-than-temporary impairment at sPower of $175 million, or $0.25, as well as long-lived asset impairments at Maritza of $468 million, or $0.66 per share, at TEG TEP of $191 million, or $0.27 per share, and at Jordan of $28 million, or $0.04 per share.

5 Amount primarily relates to losses on early retirement of debt due to refinancing at AES Renewable Holdings of $12 million, or $0.02 per share, at AES Clean Energy of $5 million, or $0.01 per share, at Mong Duong of $4 million, or $0.01 per share, and at TEG TEP of $4 million, or $0.01 per share.

6 Amount primarily relates to the income tax benefits associated with the impairment at Maritza of $48 million, or $0.07 per share, the income tax benefits associated with the other-than-temporary impairment at sPower of $39 million, or $0.06 per share, the income tax benefits associated with the impairment at TEG TEP of $34 million, or $0.05, and the income tax benefits associated with the unrealized losses on power swaps at Southland Energy of $24 million, or $0.03 per share.

Parent Free Cash Flow.

Reconciliation of Parent Free Cash Flow[1]
$ in Millions	Year Ended Dec. 31, 2022	Three Years 2020 - 2022
Net Cash Provided by Operating Activities at the Parent Company[2]	$434	$1,438
Subsidiary Distributions to QHCs Excluded from Schedule 1[3]	$257	$502
Subsidiary Distributions Classified in Investing Activities[4]	$366	$894
Parent-Funded Overheard and Other Expenses Classified in Investing Activities[5]	$(149)	($303)
Other	$(2)	($9)
Parent Free Cash Flow[1]	$906	$2,522

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

2 Refer to Net Cash Provided by Operating Activities at the Parent Company as reported at Part IV—Item 15—Schedule 1 - Condensed Financial Information of Registrant included in AES’ Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023 (“Schedule 1”).

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

5 Net cash payments for parent-funded strategic business unit overhead, business development, taxes, transaction costs, and capitalized interest that are classified as investing activities or excluded from Schedule 1.

Adjusted Pre-Tax Contribution (“Adjusted PTC”). Adjusted PTC is pre-tax income from continuing operations attributable to AES excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) net gains at Angamos, one of AES’ businesses in South America, associated with the early contract terminations with Minera Escondida and Minera Spence. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.

Subsidiary Distributions. Subsidiary Distributions for a strategic business unit are the sum of the following amounts (a) dividends paid to the borrower by its subsidiaries during such period; (b) consulting and management fees paid to the borrower for such period; (c) tax sharing payments made to the borrower during such period; (d) interest and other distributions paid to the borrower during such period with respect to cash and other temporary cash investments of the borrower (other than with respect to amounts on deposit in the Revolving L/C Cash Collateral Account); (e) cash payments made to the borrower in respect of foreign exchange hedge agreements or other foreign exchange activities entered into by the borrower on behalf of any of its subsidiaries; and (f) other cash payments made to the borrower by its subsidiaries other than (i) returns of invested capital; (ii) payments of the principal of debt of any such subsidiary to the borrower and (iii) payments in an amount equal to the aggregate amount released from debt service reserve accounts upon the issuance of letters of credit for the account of the borrower and the benefit of the beneficiaries of such accounts.

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

REPORT OF THE BOARD OF DIRECTORS
The Board has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended that it be included in this Amendment and in our Annual Report on Form 10-K for the year ended December 31, 2022.

The Board of Directors of IPALCO Enterprises, Inc.

Stephen Coughlin	Tish Mendoza
Bernerd Da Santos	Marc Michael
Paul L. Freedman	Ahmed Pasha
Susan Harcourt	Olivier Roy Durocher
Frédéric Lesage	Kenneth J. Zagzebski
Kristina Lund

SUMMARY COMPENSATION TABLE (2022, 2021 and 2020) (1)

Name and Principal Position (a)	Year (b)	Salary ($) (c)(2)	Bonus ($) (d)	Stock Awards ($) (e)(3)	Non-Equity Incentive Plan Compensation ($) (g)(4)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)(5)	All Other Compensation ($) (i)(6)	Total ($) (j)
Kristina Lund Pres. and CEO	2022	$420,009	$—	$277,270	$386,189	$—	$45,648	$1,129,116
	2021	$369,666	$66,528	$1,166,253	$312,978	$—	$92,108	$2,007,533
	2020	$323,588	$23,544	$87,233	$313,908	$—	$147,342	$895,615

Ahmed Pasha VP and CFO	2022	$393,776	$12,325	$251,411	$378,797	$—	$64,375	$1,100,684

Jeremy Buchanan VP, HR	2022	$224,231	$17,382	$35,815	$151,523	$—	$27,450	$456,401
	2021	$179,036	$13,213	$32,557	$106,902	$—	$21,697	$353,405
	2020	$169,020	$5,925	$26,685	$59,244	$—	$23,434	$284,308

Brandi Davis-Handy Chief Customer Officer	2022	$243,889	$11,349	$93,994	$113,490	$—	$13,892	$476,614

Brian Hylander VP, General Counsel and Secretary	2022	$260,308	$6,489	$43,953	$185,689	$—	$31,592	$528,031

(1)    The compensation disclosed in this table represents the full amount of compensation paid to each NEO and is not limited to the portion of each NEOs compensation allocated to and paid by IPALCO.
(2)    The base salary earned by each NEO during fiscal years 2022, 2021, or 2020, as applicable.
(3)    Aggregate grant date fair value of PSUs and PCUs granted to Ms. Lund and Mr. Pasha and RSUs granted to all NEOs in the year, which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“FASB ASC Topic 718”), disregarding any estimate of forfeitures related to service-based vesting conditions and assuming a target level of performance. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnotes to financial statements (footnote 19), or Management’s Discussion & Analysis, as appropriate, contained in AES’ Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023 (the “AES 2022 10-K”), which also includes information for 2021 and 2020. The 2022 amounts for Ms. Lund and Mr. Pasha reflect the value of the PSUs, PCUs and RSUs at target. Assuming (i) the maximum market and financial performance conditions are achieved, (i) in the case of PSUs, the share price at grant, and (iii) in the case of RSUs, an adjustment percentage of +15.0%, the maximum values of PSUs, PCUs, and RSUs granted to Ms. Lund and Mr. Pasha in fiscal year 2022, and payable upon completion of the 2022-2024 performance period is $613,057 and $555,891, respectively.
(4)    The value of all non-equity incentive plan awards earned during the 2022 fiscal year and paid in 2023, which includes awards earned under the PI Plan (our annual incentive plan) and awards earned for the three-year performance period ended December 31, 2022 for our cash-based 2020-2022 PUs granted under the LTC Plan. The following chart shows the breakdown of awards under these two plans for each NEO.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non- Equity Incentive Plan Compensation
Kristina Lund	2022	$269,640	$116,549	$386,189

Ahmed Pasha	2022	$246,514	$132,283	$378,797

Jeremy Buchanan	2022	$115,875	$35,648	$151,523

Brandi Davis-Handy	2022	$113,490	$—	$113,490

Brian Hylander	2022	$129,780	$55,909	$185,689

(5)    Mr. Hylander previously participated in the DP&L Retirement Plan. Details of this pension plan (and related assumptions) are set forth in the Pension Benefits Table (2022). For Mr. Hylander, the pension value decreased from December 31, 2021 to December 31, 2022 by $46,924 due to an increase in the discount rate (258 basis points). Ms. Lund, Mr. Pasha, Mr. Buchanan, and Ms. Davis-Handy do not participate in an employer sponsored pension plan.
(6)    All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans. The following chart shows the breakdown of contributions under these plans for each NEO.

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other	Total Other Compensation
Kristina Lund	2022	$27,450	$18,198	$—	$45,648

Ahmed Pasha	2022	$27,450	$36,925	$—	$64,375

Jeremy Buchanan	2022	$27,450	$—	$—	$27,450

Brandi Davis-Handy	2022	$13,892	$—	$—	$13,892

Brian Hylander	2022	$27,450	$4,142	$—	$31,592

GRANTS OF PLAN-BASED AWARDS (2022)
The following table provides information about the plan based cash and equity awards granted to our NEOs in 2022.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units(#) (4) (i)	Grant Date Fair Value of Stock and Option Awards ($)(5) (j)
Name (a)	Grant Date (b)	Units	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)		Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Kristina Lund	—		$—	$252,000	$504,000	(1)
	24-Feb-22						$83,750	$167,500	$355,000		$109,763
	24-Feb-22						$—	$4,804	$9,608		$100,500
	24-Feb-22									3,203	$67,007
Ahmed Pasha	—		$—	$239,334	$478,668	(1)
	24-Feb-22						$75,943	$151,886	$303,772		$99,531
	24-Feb-22						$—	$4,356	$8,172		$91,128
	24-Feb-22									2,904	$60,752
Jeremy Buchanan	—		$—	112,500	225,000	(1)
	24-Feb-22		$17,904	35,807	71,614	(2)
	24-Feb-22									1,712	$35,815
Brandi Davis-Handy	—		$—	117,000	234,000	(1)
	24-Feb-22		$47,000	94,000	188,000	(2)
	24-Feb-22									4,493	$93,994
Brian Hylander	—		$—	$126,000	$252,000	(1)
	24-Feb-22		$21,981	$43,962	$87,924	(2)
	24-Feb-22									2,101	$43,953

(1)    Amounts in the first row of data for each NEO reflect the threshold, target and maximum annual cash incentive amounts that could have been earned pursuant to 2022 awards granted under the PI Plan. The amounts of annual cash incentive awards earned in 202 by our NEOs were determined and paid in the first quarter of 2023 to all NEOs and the actual payout amounts are shown in footnote 4 to the Summary Compensation Table. For additional information, please see “2022 Compensation Determinations—2022 Performance Incentive Plan Payouts.”
(2)    Amounts in the second row of data for Mr. Buchanan, Ms. Davis-Handy and Mr. Hylander reflect the threshold, target and maximum numbers of PUs granted under the LTC Plan. For additional information, please see “2022 Compensation Determinations—Long Term Compensation Elements.”
(3)    Amounts in the second and third rows of data for Ms. Lund and Mr. Pasha reflect the threshold, target, and maximum numbers of (i) PCUs and (ii) PSUs, respectively, granted under the LTC Plan. For additional information, please see “2022 Compensation Determinations—Long Term Compensation Elements.”
(4)    The fourth row of data for each NEO reflects the threshold, target, and maximum numbers of RSUs (with performance feature for Ms. Lund and Mr. Pasha) granted under the LTC Plan. For additional information, please see “2022 Compensation Determinations—Long Term Compensation Elements.”
(5)    Aggregate grant date fair values of PCUs, PSUs and RSUs granted in the year which are computed in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures related to service-based vesting conditions, assuming a target level of performance. A discussion of the relevant assumptions made in the valuation may be found in AES’ financial statements, footnotes to the financial statements (footnote 19), or Management’s Discussion & Analysis, as appropriate, contained in the AES 2022 10-K.

Descriptions of the compensation elements included in the Summary Compensation Table (2022, 2021 and 2020) and Grants of Plan-Based Awards (2022) Table, including the PI Plan and LTC Plan and awards made thereunder, are set forth in the CD&A.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2022)
The following table contains information concerning unvested stock awards with respect to AES stock granted to the NEOs that were outstanding on December 31, 2022. The market value of stock awards is based on the closing price per share of AES Common Stock on December 30, 2022 of $28.76, the last business day of the 2022 fiscal year. The NEOs do not hold any equity in IPALCO.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kristina Lund	—	—				44,655	$1,284,265	9,608 (2)	$276,326
	—	—				—	—	335,000 (3)	$335,000
	—	—				—	—	480 (4)	$13,818
Ahmed Pasha	—	—				23,456	$674,600	15,036 (2)	$432,435
	—	—				—	—	602,172 (3)	$602,172
	—	—				—	—	752 (4)	$21,622
Jeremy Buchanan	—	—				2,907	$83,605	—	—
Brandi Davis-Handy	—	—				5,529	$159,014	—	—
Brian Hylander	—	—				3,791	$109,029	—	—

(1) Included in this item are:
a. Grants of RSUs made to all NEOs that vest in three equal installments on the first three anniversaries of the grant date. These awards include:
(i) An RSU grant made on February 21, 2020 for which the final installment vested on February 21, 2023.
(ii) An RSU grant made on February 19, 2021 for which the second installment vested on February 19, 2023, and the third installment will vest on February 19, 2024. For Mr. Pasha, a portion of this award is subject to a +/-15.0% modifier based on ESG goals. This portion of the award is shown in the “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” column and described in footnote 4 below.
(iii) An RSU grant made on February 24, 2022 for which the first installment vested on February 24, 2023, and the remaining two installments will vest on February 24, 2024 and February 24, 2025, respectively. For Ms. Lund and Mr. Pasha, a portion of this award is subject to a +/-15.0% modifier based on ESG goals. This portion of the award is shown in the “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” column and described in footnote 4 below.
b. Grants of Additional RSUs made to Ms. Lund and Mr. Pasha on November 19, 2021 that vest in four installments for which 10% vested on November 19, 2022, 15% will vest on November 19, 2023, 25% will vest on November 19, 2024, and 50% will vest on November 19, 2025.
(2) Included in this item are PSUs for Mr. Pasha granted on February 19, 2021 and PSUs for Ms. Lund and Mr. Pasha granted on February 24, 2022 that will vest if earned, upon final certification of results in the first quarter of 2024 and the first quarter of 2025, respectively, based on the financial performance condition of AES’ three-year cumulative Parent Free Cash Flow, and three-year service conditions (but only when and to the extent financial performance conditions are met). Based on AES’ performance through the end of fiscal year 2022 relative to the performance criteria, our current period to-date results for the 2021-2023 and 2022-2024 ongoing performance periods are between target and maximum, and thus the maximum number of PSUs granted in 2021 and 2022 are included above.

(3) Included in this item are PCUs granted to Mr. Pasha on February 19, 2021 and PCUs granted to Ms. Lund and Mr. Pasha on February 24, 2022 which vest if earned, on February 19, 2024 and February 24, 2025, respectively, based on market performance conditions (AES three-year cumulative Total Stockholder Return relative to S&P 500 Utilities Index, S&P 500 Index, and MSCI Latin America Emerging Markets Index and three-year service conditions (but only when and to the extent the market performance conditions are met). Based on AES’ performance through the end of fiscal year 2022 relative to the performance criteria, our current period to-date results for the 2021-2023 and 2022-2024 ongoing performance periods are between target and maximum and thus the maximum number of performance cash units granted in 2021 and 2022 are included above.
(4) This item represents a portion of an RSU grant made to Mr. Pasha on February 19, 2021 for which the second installment vested on February 19, 2023, and the final installment will vest on February 19, 2024, and the RSU grants made to Ms. Lund and Mr. Pasha on February 24, 2022 for which the first installment vested on February 24, 2023, and the remaining two installments will vest on February 24, 2024 and February 24, 2025, respectively. Portions of these awards that vest solely based on continued service with the Company are shown in the “Number of Shares or Units of Stock That Have Not Vested” column and described in footnote 2 above for Ms. Lund and Mr. Pasha. The portions of the awards shown in this column are subject to a +/-15.0% modifier of the target number of restricted stock units comprising the full award based on ESG goals. Based on AES’ performance through the end of fiscal year 2022 relative to the ESG goals, our current period to-date results for the 2022-2024 ongoing performance period is between threshold and target and thus the target numbers of restricted stock units granted in 2022 and subject to the +/-15.0% modifier is included above.

OPTION EXERCISES AND STOCK VESTED (2022)
The following table contains information concerning the vesting of RSU awards held by the NEOs during 2022.

	Option Awards		Stock Awards (1)
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Kristina Lund	—	—	8,910	$215,091
Ahmed Pasha	—	—	6,161	$143,542
Jeremy Buchanan	—	—	1,205	$25,520
Brandi Davis-Handy	—	—	518	$11,013
Brian Hylander	—	—	2,148	$45,424

(1)Vesting of stock awards in 2022 consisted of three separate grants, as set forth in the following tables:

Number of Shares Acquired on Vesting (#)

Name	2/22/2019 RSUs (i)	2/21/2020 RSUs (ii)	2/19/2021 RSUs (iii)	2/19/2021 RSUs (iv)	11/19/2021 RSUs (v)	Total (#)
Kristina Lund	1,484	1,401	1,957	—	4,068	8,910
Ahmed Pasha	1,835	1,590	—	702	2,034	6,161
Jeremy Buchanan	393	429	383	—	—	1,205
Brandi Davis-Handy	—	—	518	—	—	518
Brian Hylander	968	672	508	—	—	2,148

Value Realized on Vesting ($)

Name	2/22/2019 RSUs (i)	2/21/2020 RSUs (ii)	2/19/2021 RSUs (iii)	2/19/2021 RSUs (iv)	11/19/2021 RSUs (v)	Total
Kristina Lund	31,179	29,785	41,606	—	112,521	215,091
Ahmed Pasha	38,553	33,803	—	14,925	56,260	143,542
Jeremy Buchanan	8,257 393	9,121	8,143	—	—	25,520
Brandi Davis-Handy	—	—	11,013	—	—	11,013
Brian Hylander	20,338	14,287	10,800	—	—	45,424

(i) The February 22, 2019 RSU grant vested in three equal installments beginning on the first anniversary of the grant date. The vesting of the third installment occurred on February 22, 2022 at vesting price of $21.01.

(ii) The February 21, 2020 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the second installment occurred on February 21, 2022 at a vesting price of $21.26.

(iii) The February 19, 2021 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on February 19, 2022 at a vesting price of $21.26.

(iv) The February 19, 2021 RSU grant for Mr. Pasha vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on February 19, 2022 at a vesting price of $21.26.

(v) The November 19, 2021 RSU grant for Ms. Lund and Mr. Pasha vests in four installments beginning on the first anniversary of the grant date. The vesting of the first installment of 10% occurred on November 19, 2022 at a vesting price of $27.66.

PENSION BENEFITS (2022)

The following table provides information with respect to the DP&L Retirement Income Plan which is the only defined benefit pension plan in which any of the NEOs participate.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(2)	Present Value of Accumulated Benefit ($) (d)(3)(4)	Payments During Last Fiscal Year ($) (e)(5)
Kristina Lund (1)	—	—	$—	$—
Ahmed Pasha(1)	—	—	$—	$—
Jeremy Buchanan(1)	—	—	$—	$—
Brandi Davis-Handy(1)	—	—	$—	$—
Brian Hylander	DP&L Retirement Income Plan	4.00	$63,802	$—

(1)Ms. Lund, Mr. Pasha, Mr. Buchanan and Ms. Davis-Handy do not participate in an employer-sponsored pension plan.
(2)Assumes 1,000 hours earned in plan years 2009-2012.
(3)Based on the census data as reported by AES for valuation purposes and the following assumptions:

Measurement Date	12/31/2022	12/31/2021
Discount Rate - DPL	5.41%	2.83%
Post-retirement Mortality	Pri-2012 projected generationally with MSS-2022	Pri-2012 projected generationally with MSS-2021
Pre-retirement Mortality	Not applicable	Not applicable
Withdrawal	Not applicable	Not applicable
Retirement Age	62	62
Form of Payment	Single Life Annuity	Single Life Annuity

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Termination from Plan Participation
Mr. Hylander	8/8/1973	6/30/2012

(4) Accumulated Benefit calculations for Mr. Hylander include frozen accrued monthly benefit of $778.69 and the $187.50 monthly supplemental benefit payable from age 62 to age 65.

For Mr. Hylander, the pension value decreased from December 31, 2021 to December 31, 2022 due to the increase in discount rate (258 basis points).

Employee Retirement Plans

The DP&L Retirement Income Plan

The DP&L Retirement Income Plan is a qualified defined benefit plan that provides retirement benefits to employees of DP&L and its affiliates who are participating employers who meet the participation requirements. DP&L is a sister company to IPALCO and NEOs may receive benefits under DP&L plans if they were previously employed by DP&L. Mr. Hylander was eligible to participate in the DP&L Retirement Income Plan from 2009 to 2012 and has a frozen benefit as of 2012. The DP&L Retirement Income Plan covers both union (unit) and nonunion (management) employees. Plan provisions differ by union, management pre-2011 hires (Legacy), and management post-2010 hires. Mr. Hylander is in the management - pre-2011 hires category. Mr. Hylander is not currently eligible for early retirement benefits under the DP&L Retirement Income Plan.

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

NONQUALIFIED DEFERRED COMPENSATION (2022)

The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)(1)	Registrant Contributions in Last Fiscal Year ($) (c)(2)	Aggregate Earnings in Last Fiscal Year ($) (d)(3)	Aggregate Withdrawals/Distributions ($) (e)(4)	Aggregate Balance at Last FYE ($) (f)(5)
Kristina Lund - RSRP	$260	$18,198	$(11,217)	$—	$80,764
Ahmed Pasha - RSRP	$12,600	$36,925	$(35,814)	$—	$244,416
Jeremy Buchanan - RSRP	$—	$—	$—	$—	$—
Brandi Davis-Handy - RSRP	$—	$—	$—	$—	$—
Brian Hylander - RSRP	$17,054	$4,142	$(12,182)	$(1,385)	$79,292

(1)Amounts in this column represent elective contributions by the NEO to the RSRP in 2022.
(2)Amounts in this column represent employer contributions to the RSRP in 2022. The amount reported in this column and the employer’s additional contributions to the AES 401(k) plans are included in the amounts reported in the 2022 row of the “All Other Compensation” column of the Summary Compensation Table (2022, 2021 and 2020).
(3)Amounts in this column represent investment earnings under the RSRP.
(4)Amounts in this column represent distributions from the RSRP.
(5)Amounts in this column represent the balance of amounts in the RSRP at the end of 2022 and are included in the Summary Compensation Table as described in footnote 2 herein. In the 2021 and 2020 rows of the Summary Compensation Table, the amounts of $13,943 and $11,941 were previously reported for Ms. Lund.

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table

The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

The Code places statutory limits on the amount that participants, such as our NEOs, can contribute to The AES Corporation Retirement Savings Plan (the “AES 401(k) Plan”). As a result of these regulations, matching contributions to the AES 401(k) Plan accounts of certain of our NEOs who participated in that plan in fiscal year 2022 were limited. To address the fact that participant and company contributions are restricted by the statutory limits imposed by the Code, certain of our NEOs and other highly compensated employees are eligible to participate in the RSRP, which is designed primarily to restore benefits limited under our broad-based retirement plans due to statutory limits imposed by the Code.

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

    POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2022)

The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment, both related and unrelated to a change in control, or a change in control of AES. The following amounts assume that a termination or change in control of AES occurred on December 30, 2022, and, where applicable, uses the closing price per share of AES Common Stock of $28.76 (as reported on the NYSE on December 30, 2022). None of the applicable NEOs would be entitled to compensation upon a change in control of IPALCO.

For each applicable NEO, the payments and benefits detailed in the table below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated vested benefits for each NEO, including those set forth in the Pension Benefits (2022).

	Termination
Name	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Kristina Lund
Cash Severance (1)	$—	$672,000	$1,344,000	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$1,770,002	$1,770,002	$1,770,002	$—
Benefits Continuation (3)	$—	$20,312	$20,312	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$717,312	$3,159,314	$1,770,002	$1,770,002	$—
Ahmed Pasha
Cash Severance (1)	$—	$638,224	$1,276,448	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$1,213,526	$1,213,526	$1,213,526	$—
Benefits Continuation (3)	$—	$20,312	$20,312	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$683,536	$2,535,286	$1,213,526	$1,213,526	$—
Jeremy Buchanan
Cash Severance (1)	$—	$129,808	$129,808	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$151,964	$151,964	$151,964	$—
Benefits Continuation (3)	$—	$20,312	$20,312	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$150,120	$302,084	$151,964	$151,964	$—
Brandi-Davis Handy
Cash Severance (1)	$—	$85,000	$85,000	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$297,014	$297,014	$297,014	$—
Benefits Continuation (3)	$—	$13,058	$13,058	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$98,058	$395,072	$297,014	$297,014	$—
Brian Hylander
Cash Severance (1)	$—	$145,385	$145,385	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$196,175	$196,175	$196,175	$—
Benefits Continuation (3)	$—	$19,914	$19,914	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$165,299	$361,474	$196,175	$196,175	$—
(1)In .addition to the amounts reflected in the above table, a pro rata bonus, to the extent earned, would be payable to Ms. Lund and Mr. Pasha upon a termination without cause or a qualifying termination following a change in control. Pro rata bonus amounts are not included in the above table because, as of December 31, 2022, the service and performance conditions under AES’ 2022 PI Plan would have been satisfied, so such amounts would be paid irrespective of whether a termination or change in control occurs.
(2)Accelerated vesting of LTC Plan awards includes:
•The value of outstanding RSUs granted in February 2020, 2021 and 2022 at the target payout level;
•For Ms. Lund and Mr. Pasha the value of unvested PSUs granted in February 2022 at the target payout level;
•The value of unvested PUs granted in February 2021 and 2022 at the target payout level; and
•For Mr. Pasha the value of PCUs granted in February 2021, and for Ms. Lund and Mr. Pasha, the value of PCUs granted in February 2022 at the target payout level

The following table provides further detail on accelerated vesting of LTC Plan awards by award type.

Name	Lund	Pasha	Buchanan	Davis-Handy	Hylander
Long-Term Award Type:
Performance Stock Units	$138,163	$216,218	$—	$—	$—
Restricted Stock Units	$1,298,083	$696,222	$83,605	$159,014	$109,029
Performance Units	$166,256	$—	$68,359	$138,000	$87,146
Performance Cash Units	$167,500	$301,086	$—	$—	$—
Total Accelerated LTC Vesting	$1,770,002	$1,213,526	$151,964	$297,014	$196,175

(3)    Upon a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2022, based on the coverage in place at the end of December 2022. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.
(4)    Upon a termination without cause or a qualifying termination following a change in control, Ms. Lund and Mr. Pasha are eligible for outplacement benefits. The estimated value of this benefit is $25,000.

Additional Information Relating to Potential Payments upon Termination of Employment or Change in Control

The following narrative outlining our compensatory arrangements with our NEOs is in addition to other summaries of their terms found in the CD&A of this Amendment.

Potential Payments upon Termination under the AES Corporation Severance Plan

The Severance Plan provides for certain payments and benefits to participants upon the Involuntary Termination or Termination for Good Reason of their employment under certain circumstances, including the execution of a release by the participant pursuant to the terms of the Severance Plan. All of our NEOs were entitled to the benefits provided by the Severance Plan in 2022 and are entitled to the applicable severance payments and benefits set forth on the benefits schedules included therein.

Certain employees, including the NEOs, are eligible for severance benefits, including salary continuation, applicable benefits and severance payments under the Severance Plan if the employee separates from service due to Involuntary Termination or for Good Reason (each as defined below). Benefits under the Severance Plan require a minimum one year of service eligibility, and are not available under the Severance Plan if the individual’s employment is terminated in connection with certain events as set forth in the Severance Plan, including, but not limited to, (a) an employee’s (i) voluntary resignation (other than for Good Reason), (ii) separation from service for Cause (or for reasons that the employer determines would be inconsistent with the purposes of the Severance Plans), or (iii) declining a new job position located within 50 miles of the employee’s current work site, or (b) due to death or disability, the sale of a business, or in connection with a voluntary transfer of employment.

Upon the termination of employment under the above circumstances, Ms. Lund and Mr. Pasha would be entitled to receive the following:

◦Salary continuation payments equal to their annual base salaries, which would be paid over time in accordance company payroll practices and the terms of the Severance Plan;
◦An additional payment equal to a pro rata portion of their annual cash bonuses, to the extent earned, based upon the time they were employed during the year in which their employment terminates, provided that applicable performance conditions are met;
◦In the event that they elect COBRA coverage under the health plan in which they participate, continuation of employer paid premiums for such coverage (for up to 12 months) in an amount equal to that paid for active employees under the same health plan. They would also receive continuation of dental and vision benefit programs, with Ms. Lund and Mr. Pasha paying the same portion of the premiums as were previously paid as an employee;
◦They will be provided with outplacement services provided by an independent agency, provided that the benefit is incurred by and may not extend beyond December 31 of the second calendar year following the calendar year in which the termination occurred; and
◦In the event that termination of their employment occurs due to the circumstances described above and within two years after a “change in control,” the amount of their salary continuation payment will be doubled, and the length of the healthcare benefit continuation period will be increased to 18 months.

In the event of a qualifying termination under the Severance Plan, Mr. Buchanan and Mr. Hylander would be entitled to 6-months prorated annual compensation and continuation of health, dental and vision benefits during this 6-month period and Ms. Davis-Handy would be entitled to 4-months prorated annual compensation and continuation of health, dental and vision benefits during this 4-month period.

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

Performance Stock Units, Performance Cash Units, Restricted Stock Units and Performance Units. All of our NEOs held RSUs and PUs as of December 31, 2022, and Ms. Lund and Mr. Pasha held PSUs and PCUs as of December 31, 2022. If an NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of a PSU, PCU or RSU, the PSUs (at target), the PCUs (at target) and/or RSUs will immediately vest and be delivered. If a NEO separates from service prior to the end of a performance period due to death or disability, all PUs will vest on such termination date and a cash amount equal to $1 for each PU generally will be paid to the NEO on such date or as soon as practicable thereafter.

With PSUs, PCUs RSUs and PUs, voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding units. Involuntary termination allows prorated time-vesting in increments of one-third or two-thirds vesting in the case of PSUs, PCUs and PUs. Under a qualified retirement, which requires approval of the AES Compensation Committee, the NEO must either reach i) 60 years of age and 7 years of service with the Company or an affiliate or ii) at least 57 years of age and at least 10 years of service with the Company or an affiliate, and, if the AES Compensation Committee so approves, such awards will be paid on the original schedule and, in the case of performance awards, subject to performance against the applicable goals of the awards.

If a change in control occurs prior to the end of the three year performance period, outstanding PSUs, PCUs (at target), RSUs and PUs will only become fully vested should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control (other than for a qualifying retirement).

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

Director Compensation

None of our current directors receives any compensation for his or her services on the Board. The compensation for our NEOs who also serve as directors is fully reflected in the Summary Compensation Table (2022, 2021 and 2020) and other tables set forth in this Amendment. No director who served on our Board for any part of 2022 that is or was also an employee of AES Indiana, AES, or any of its affiliates, received any additional payment for their services on the Board. Information regarding the compensation received by current and former directors in their capacities as employees of our affiliates is set forth in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment. We did not have any non-employee directors who received compensation for their services on the Board in 2022.

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

CEO Pay Ratio

As required by SEC rules, we are disclosing the median of the annual total compensation of all employees of AES Indiana (excluding the CEO), the annual total compensation of the CEO, and the ratio of the median of the annual total compensation of all employees to the annual total compensation of the chief executive officer.

We may identify our median employee for purposes of providing pay ratio disclosure once every three years and calculate and disclose total compensation for that employee each year, provided that, during the last completed fiscal year, there has been no change in the employee population or employee compensation arrangements that we reasonably believe would result in a significant change to the prior year’s CEO pay ratio disclosure. We reviewed the changes in our employee population and employee compensatory arrangements and determined there has been no change that would significantly impact the 2021 CEO pay ratio disclosure and ultimately require us to identify a new median employee for 2022. As a result, we used the same median employee for the 2022 CEO pay ratio as we did for the 2021 CEO pay ratio disclosure.

For the pay ratio analysis of our employee population conducted in 2021, we chose December 1st as the determination date to identify our median employee, which date was within the last three months of our most recently completed fiscal year. As of December 1, 2021, the employee population consisted of approximately 1,170 individuals. The median employee was selected using data for the following elements of compensation: salary, equity grants, and non-equity incentive compensation, over a trailing 12-month period.

For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee’s annual total compensation are calculated consistent with the disclosure requirements of executive compensation under Item 402(c)(2)(x) of Regulation S-K.

For fiscal 2022, the median employee’s annual total compensation was $189,713, and the total annual compensation of our President and CEO (Ms. Lund) was $1,129,116. Based on this information, the ratio of the total annual compensation of our CEO to the total annual compensation of our median employee for fiscal 2022 is 5.95:1.

The Company has not made any of the adjustments permissible by the SEC, nor have any material assumptions or estimates been made to identify the median employee or to determine total annual compensation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following two tables set forth information regarding the beneficial ownership of IPALCO’s Common Stock as of March 15, 2023 based on 108,907,318 shares outstanding as of such date, and AES’ Common Stock as of March 15, 2023 based on 669,335,716 shares outstanding as of such date by (a) each current Director of IPALCO and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers of IPALCO as a group and (c) all persons who are known by IPALCO to be the beneficial owners of more than five percent (5%) of the Common Stock of IPALCO. Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of IPALCO and AES Common Stock.

Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc. One Monument Circle, Indianapolis, Indiana 46204.
(a)    Common Stock of IPALCO(1)

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of IPALCO Common Stock Outstanding
AES U.S. Investments, Inc.	89,685,177	82.35%
CDP Infrastructures Fund, L.P.
1000, Place Jean-Paul-Riopelle
Montréal (Québec) H2Z 2B3	19,222,141	17.65%
All Directors and Executive Officers as a Group (14 people)	0	0%

(b)    Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (2)(3)	Percent of Class (2)(3)
Jeremy Buchanan	NEO	6,007	*
Stephen Coughlin	Director	76,797	*
Bernerd Da Santos	Director	366,200	*
Brandi Davis-Handy	NEO	6,081	*
Paul L. Freedman	Director	76,916	*
Susan Harcourt	Director	9,777	*
Brian Hylander	NEO	17,734	*
Frédéric Lesage	Director	—	*
Kristina Lund	Director and NEO	54,758	*
Tish Mendoza	Director	287,305	*
Marc Michael	Director	8,011	*
Ahmed Pasha	Director and NEO	27,249	*
Olivier Roy Durocher	Director	—	*
Kenneth J. Zagzebski	Director	33,236	*
All Directors and Executive Officers as a Group (14 people)		970,071	*
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

(2)    The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of March 15, 2023, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)    Includes (a) the following shares issuable upon exercise of options outstanding as of March 15, 2023 that are able to be exercised within 60 days of March 15, 2023: Mr. Buchanan – 0 shares; Mr. Coughlin – 0 shares; Mr. Da Santos – 66,250 shares; Ms. Davis-Handy – 0 shares; Mr. Freedman - 0 shares; Ms. Harcourt – 0 shares; Mr. Hylander – 0 shares; Mr. Lesage - 0 shares; Ms. Lund – 0 shares; Ms. Mendoza – 90,893 shares; Mr. Michael – 0 shares; Mr. Pasha – 0 shares; Mr. Roy Durocher – 0 shares; Mr. Zagzebski – 0 shares; all directors and executive officers as a group - 157,143 shares; (b) the following shares held in The AES Retirement Savings Plan: Mr. Buchanan - 1,066 shares; Mr. Coughlin – 0 shares; Mr. Da Santos - 29,135 shares; Ms. Davis-Handy – 0 shares; Mr. Freedman - 2,734 shares; Ms. Harcourt - 0 shares; Mr. Hylander – 2,048 shares; Mr. Lesage - 0 shares; Ms. Lund - 3,375 shares; Ms. Mendoza – 26,305 shares; Mr. Michael - 13 shares; Mr. Pasha – 0 shares; Mr. Roy Durocher – 0 shares; Mr. Zagzebski - 0 shares; all directors and executive officers as a group – 64,676 shares.

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

Equity Securities under Compensation Plans
As described in this Amendment, there are no equity compensation plans under which equity securities of IPALCO are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock. For information regarding AES’ LTC Plan, see the “Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2022)” table in the AES Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Insurance, Employee Benefit Plans and Tax Arrangements with AES

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AES Global Insurance Company, a wholly owned subsidiary of AES. AES Indiana is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by a third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to AES Indiana of coverage under this program with AES Global Insurance Company was approximately $9.5 million, $7.0 million and $5.6 million in 2022, 2021 and 2020, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the Consolidated Statements of Operations accompanying the 2022 10-K. As of December 31, 2022 and 2021, we had prepaid approximately $3.4 million and $2.3 million, respectively, for coverage under these plans, which is recorded in “Prepayments and other current assets” on the Consolidated Balance Sheets accompanying the 2022 10-K.

AES Indiana participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $25.2 million, $23.7 million and $21.0 million in 2022, 2021 and 2020, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the Consolidated Statements of Operations accompanying the 2022 10-K. We had no prepaids for coverage under this plan as of December 31, 2022 and 2021, respectively.

AES files federal and state income tax returns, which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $18.0 million and $15.6 million as of December 31, 2022 and 2021, respectively, which is recorded in “Taxes Receivable” on the Consolidated Balance Sheets accompanying the 2022 10-K. See Note 8, "Income Taxes" to the audited consolidated financial statements of IPALCO for more information.

Long Term Compensation Plan
During 2022, 2021 and 2020, many of AES Indiana’s non-union employees received awards under AES’ LTC Plan. This type of plan is a common employee retention tool used in our industry. Benefits under this plan include awards granted in the form of PUs PCUs payable in cash and AES RSUs and PSUs payable in AES Common Stock. RSUs vest ratably over a three-year period generally subject to continued employment, and PSUs vest, if earned, at the end of a three-year period based on performance and continued employment. The PUs and PCUs are payable in cash and vest at the end of the three-

year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2022, 2021 and 2020 was $0.2 million, $0.2 million and $0.3 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations accompanying the 2022 10-K. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets accompanying the 2022 10-K in accordance with ASC 718 “Compensation - Stock Compensation.”

See also Note 9, “Benefit Plans” to the audited consolidated financial statements of AES Indiana for a description of benefits awarded to AES Indiana employees by AES under the RSP.

Service Company
Effective January 1, 2014, the Service Company began providing certain services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US Operations. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Indiana, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company on behalf of IPALCO were $60.3 million, $58.4 million and $55.7 million during 2022, 2021 and 2020, respectively. Total costs incurred by IPALCO on behalf of the Service Company during 2022, 2021 and 2020 were $10.0 million, $10.4 million and $10.6 million, respectively, which are included as a reduction in charges from the Service Company. These costs were included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations accompanying the 2022 10-K. As of December 31, 2022, IPALCO had a payable balance with the Service Company of $5.9 million, which is recorded in “Accounts payable” on the Consolidated Balance Sheets accompanying the 2022 10-K.

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

Related Person Policies and Procedures
IPALCO is owned by two shareholders, one of which is wholly-owned by AES. As such, IPALCO does not maintain the type of separate related person transaction policy that is customarily maintained by more widely-held public companies. The US and Utilities has a designated compliance officer who ensures that the core values of AES and its subsidiaries are communicated to, and followed by, employees throughout the organization as set forth in the Code of Conduct and other policies adopted by IPALCO and its affiliated companies. The Code of Conduct expressly requires that employees avoid conflicts of interests and engage in fair dealing, among other requirements, to ensure that transactions entered into by IPALCO and other affiliated companies are in the best interests of the organization.

AES Indiana and IPALCO also utilize a due diligence questionnaire with certain business partners, vendors and suppliers as part of the corporate compliance program to ensure that the highest ethical and legal standards are upheld in all business transactions. The corporate compliance program includes a “know your business partner” program, which requires us to conduct due diligence on prospective business partners prior to entering into certain business agreements with an estimated value in excess of $250,000, for U.S. based transactions, or that are otherwise identified as high risk. Our compliance program requires that the due diligence questionnaires for all such business partners be updated prior to execution of any new agreement with AES Indiana or IPALCO if the questionnaire on file is more than two years old.

A due diligence questionnaire is also completed annually by directors and executive officers in order to determine if a related person transaction or other conflict of interest or potential conflict of interest may exist that should be brought to the attention of the designated compliance officer of the US and Utilities and/or the Office of the General Counsel for further investigation and analysis. The designated compliance officer of the US and Utilities and/or the Office of the General Counsel may take action to approve or recommend the approval of a related person transaction, or determine to take other appropriate actions, based on the facts and circumstances.

Employees of IPALCO and CDPQ Affiliated Companies
None of our Board members are directly employed by IPALCO. All of our Board members are employees of our two shareholders and/or their affiliated companies, and only receive compensation in their capacities as employees of these affiliated entities. The compensation paid to IPALCO directors that are also NEOs for services performed as employees of our affiliates for 2022 is set forth in “Item 11. Executive Compensation” of this Amendment. None of our Board members are compensated for their service on our Board.

The compensation received by each of our executive officers and directors who are employees of companies affiliated with AES was in excess of $120,000 in 2022 for services performed on behalf of AES or the US and Utilities, including for services provided to IPALCO and AES Indiana. The components of the compensation paid to all of our executive officers in 2022 was consistent with the compensation elements for our NEOs as disclosed in “Item 11. Executive Compensation” of this Amendment.

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
Third Supplemental Indenture, dated as of April 1, 1949 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Tenth Supplemental Indenture, dated as of October 1, 1960 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Eighteenth Supplemental Indenture, dated as of February 15, 1974 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Forty-Eighth Supplemental Indenture, dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Third Supplemental Indenture, dated as of October 1, 2006 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 Form 10-K)
Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)
Sixty-Third Supplemental Indenture, dated as of September 1, 2015 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on September 28, 2015)
Sixty-Fourth Supplemental Indenture, dated as of May 1, 2016 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2016 Form 10-Q)
Sixty-Fifth Supplemental Indenture, dated as of December 1, 2016 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2016 Form 10-K)
Sixty-Sixth Supplemental Indenture, dated as of November 1, 2018 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2018 Form 10-K)
Sixty-Seventh Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit No. 4.3A to IPALCO's December 31, 2020 Form 10-K)
Sixty-Eighth Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit No. 4.3B to IPALCO's December 31, 2020 Form 10-K)
Sixty-Ninth Supplemental Indenture, dated as of July 1, 2021 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's June 30, 2021 Form 10-Q)
Seventieth Supplemental Indenture, dated as of July 1, 2021 (Incorporated by reference to Exhibit No. 4.2 to IPALCO's June 30, 2021 Form 10-Q)
Seventy-First Supplemental Indenture, dated as of November 15, 2022 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2022 Form 10-K)
4.4
Indenture between IPALCO Enterprises, Inc. and U.S. Bank, National Association, as Trustee, dated August 22, 2017 for IPALCO’s 3.70% Senior Secured Notes due 2024 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s August 22, 2017 Form 8-K)

4.5
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon trust Company, N.A., as Collateral Agent, dated August 22, 2017 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended (Incorporated by reference to Exhibit No. 4.2 to IPALCO’s August 22, 2017 Form 8-K)

4.6
Indenture between IPALCO Enterprises, Inc. and U.S. Bank National Association, as Trustee, dated April 14, 2020 for the 4.250% Senior Secured Notes due 2030 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's April 14, 2020 Form 8-K)

4.7
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated April 14, 2020 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended and supplemented (Incorporated by reference to Exhibit No. 4.2 to IPALCO's April 14, 2020 Form 8-K)

10.1
Interconnection Agreement, dated April 1, 2008, between American Electric Power Service Corporation, as agent for Indiana Michigan Power Company, and IPL (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.2
Interconnection Agreement, dated December 2, 1968, between IPL and Southern Indiana Gas and Electric Company as modified through Modification Number 11 (Incorporated by reference to Exhibit No. 10.2 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.3
Interconnection Agreement dated December 1, 1981, between IPL and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 6 (Incorporated by reference to Exhibit No. 10.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.4
Tenth Supplemental Agreement to the Interconnection Agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002, amending and completely restating prior agreements (Incorporated by reference to Exhibit No. 10.4 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.5
$350,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, dated December 22, 2022, among Indianapolis Power & Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Joint Bookrunner and Joint Lead Arranger, U.S. Bank, National Association, as Syndication Agent, Joint Bookrunner and Joint Lead Arranger and The Huntington National Bank, as Documentation Agent (Incorporated by reference to Exhibit 10.1 to IPALCO's Current Report on Form 8-K filed on December 23, 2022)

10.6
Subscription Agreement by and between IPALCO and CDP Infrastructures Fund G.P., a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec dated December 14, 2014 (Incorporated by reference to Exhibit 10.10 to IPALCO’s December 31, 2014 10-K/A)

10.7
IPALCO’s Shareholders’ Agreement by and among AES U.S. Investments, Inc., IPALCO Enterprises, Inc. and CDP Infrastructures Fund G.P. dated as of February 11, 2015 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s March 31, 2015 10-Q)

10.8
The AES Corporation 2003 Long Term Compensation Plan, as amended and restated, dated April 23, 2015 (Incorporated by reference to Exhibit 99.1 of The AES Corporation’s Form 8-K filed on April 23, 2015)

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

10.11
Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.13 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.12
Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.14 of The AES Corporation’s Form 10-K for the year ended December 31, 2019)

10.13
Form of AES Performance Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.14
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.4 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2015)

10.15
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.17 of The AES Corporation’s Form 10-K for the year ended December 31, 2019)

10.16	The AES Corporation Amended and Restated Executive Severance Plan dated May 17, 2022
10.17
Separation Agreement by and between The AES Corporation and Lisa Krueger dated January 25, 2022 (Incorporated by reference to Exhibit 10.26 of the AES Corporation's Form 10-K for the year ended December 31, 2021)

10.18
Consultation Agreement by and between The AES Corporation and Lisa Krueger dated January 25, 2022 (Incorporated by reference to Exhibit 10.27 of the AES Corporation's Form 10-K for the year ended December 31, 2021)

21	Subsidiaries of IPALCO Enterprises, Inc.

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of IPALCO’s December 31, 2022 Form 10-K)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of IPALCO’s December 31, 2022 Form 10-K)

31.3
Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4
Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2022 Form 10-K)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 of IPALCO’s December 31, 2022 Form 10-K)

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

*Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2023, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2022, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
Date:	April 28, 2023	By:	/s/ Kristina Lund
			Name:	Kristina Lund
			Title:	President and Chief Executive Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to security holders.