Form 10-Q
period 2023-03-31
IPALCO ENTERPRISES, INC.
filed 2023-05-04
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

At May 4, 2023, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2023

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-Q:

2022 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended
2024 IPALCO Notes	$405 million of 3.70% IPALCO Enterprises, Inc. Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BIL	Bipartisan Infrastructure Law, also known as the Infrastructure Investment and Jobs Act
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
Credit Agreement	$350 million AES Indiana Revolving Credit Facilities Second Amended and Restated Credit Agreement, dated as of December 22, 2022
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DSM	Demand Side Management
EGUs	Electrical Generating Units
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FIP	Federal Implementation Plan
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HLBV	Hypothetical Liquidation Book Value
IBOR	Interbank Offered Rate
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate

MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PTC	Production Tax Credit
SEC	United States Securities and Exchange Commission
Service Company	AES US Services, LLC
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
URT	Utility Receipts Tax
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association
WOTUS	Waters of the U.S.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2022 Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2022 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in "Part II - Item 1A. Risk Factors", Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
	(In Thousands)
REVENUES	$491,386	$424,111

OPERATING COSTS AND EXPENSES:
Fuel	189,730	104,142
Power purchased	49,890	47,885
Operation and maintenance	117,899	111,013
Depreciation and amortization	69,852	66,020
Taxes other than income taxes	7,430	11,759
Other, net	—	(3,201)
Total operating costs and expenses	434,801	337,618

OPERATING INCOME	56,585	86,493

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,570	1,688
Interest expense	(34,843)	(31,702)
Other income, net	1,017	3,207
Total other expense, net	(32,256)	(26,807)

INCOME BEFORE INCOME TAX	24,329	59,686

Less: income tax expense	5,214	12,495
NET INCOME	19,115	47,191

Less: dividends on preferred stock	—	803
NET INCOME APPLICABLE TO COMMON STOCK	$19,115	$46,388

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
	(In Thousands)
Net income	$19,115	$47,191

Derivative activity:
Change in derivative fair value, net of income tax effect of $2,824 and $(5,153), for each respective period	(8,532)	15,565
Reclassification to earnings, net of income tax effect of $(449) and $(449), for each respective period	1,358	1,358
Net change in fair value of derivatives	(7,174)	16,923

Other comprehensive (loss)/income	(7,174)	16,923

Less: dividends on preferred stock	—	803

Comprehensive income	$11,941	$63,311

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2023	2022
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$167,452	$201,548
Accounts receivable, net of allowance for credit losses of $1,063 and $1,117, respectively	206,060	216,523
Inventories	120,053	123,608
Regulatory assets, current	48,993	119,723
Taxes receivable	13,217	18,000
Prepayments and other current assets	54,663	27,427
Total current assets	610,438	706,829
NON-CURRENT ASSETS:
Property, plant and equipment	7,077,681	6,982,314
Less: Accumulated depreciation	3,291,950	3,243,968
	3,785,731	3,738,346
Construction work in progress	304,897	294,985
Total net property, plant and equipment	4,090,628	4,033,331
OTHER NON-CURRENT ASSETS:
Intangible assets - net	141,175	138,978
Regulatory assets, non-current	582,679	593,939
Pension plan assets	33,125	33,611
Derivative assets, non-current	930	12,172
Other non-current assets	88,407	70,354
Total other non-current assets	846,316	849,054
TOTAL ASSETS	$5,547,382	$5,589,214
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 5 and 11)	$125	$—
Accounts payable	166,537	189,845
Accrued taxes	25,724	22,474
Accrued interest	50,063	33,447
Customer deposits	35,426	35,097
Regulatory liabilities, current	20,558	23,348
Accrued and other current liabilities	14,596	19,014
Total current liabilities	313,029	323,225
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 5 and 11)	3,017,188	3,016,810
Deferred income tax liabilities	313,903	312,641
Regulatory liabilities, non-current	598,406	612,585
Accrued other postretirement benefits	3,136	3,085
Asset retirement obligations	218,412	218,729
Other non-current liabilities	12,213	11,621
Total non-current liabilities	4,163,258	4,175,471
Total liabilities	4,476,287	4,498,696
COMMITMENTS AND CONTINGENCIES (see Note 8)
SHAREHOLDERS' EQUITY:
Paid in capital	1,056,108	1,068,357
Accumulated other comprehensive income	15,095	22,269
Accumulated deficit	(108)	(108)
Total shareholders' equity	1,071,095	1,090,518
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,547,382	$5,589,214

See Notes to Condensed Consolidated Financial Statements.
-

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,115	$47,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,852	66,020
Amortization of deferred financing costs and debt discounts	949	961
Deferred income taxes and investment tax credit adjustments - net	430	(2,611)
Allowance for equity funds used during construction	(1,570)	(1,688)
Change in certain assets and liabilities:
Accounts receivable	10,463	(17,960)
Inventories	(411)	4,353
Accounts payable	(15,339)	(5,783)
Accrued and other current liabilities	(4,090)	(2,226)
Accrued taxes payable/receivable	8,034	25,057
Accrued interest	16,617	12,131
Pension and other postretirement benefit assets and liabilities	536	20
Current and non-current regulatory assets and liabilities	83,926	(16,246)
Prepayments and other current assets	(32,221)	(17,011)
Other - net	(4,039)	5,751
Net cash provided by operating activities	152,252	97,959
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(143,258)	(115,472)
Project development costs	(1,166)	(660)
Cost of removal payments	(10,518)	(11,226)
Other	—	(2,267)
Net cash used in investing activities	(154,942)	(129,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	—	130,000
Repayments under revolving credit facilities	—	(40,000)
Distributions to shareholders	(31,395)	(35,805)
Preferred dividends of subsidiary	—	(803)
Deferred financing costs paid	(11)	—
Net cash (used in) provided by financing activities	(31,406)	53,392
Net change in cash, cash equivalents and restricted cash	(34,096)	21,726
Cash, cash equivalents and restricted cash at beginning of period	201,553	6,917
Cash, cash equivalents and restricted cash at end of period	$167,457	$28,643

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$14,562	$16,936
Non-cash investing activities:
Accruals for capital expenditures	$53,587	$52,206
Changes to right-of-use assets - finance leases	$(899)	$(3,402)
Non-cash financing activities:
Changes to financing lease liabilities	$(899)	$(3,402)

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Common Shareholders' Equity
and Cumulative Preferred Stock of Subsidiary
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary(1)
	(In Thousands)
2023
Beginning Balance	$1,068,357	$22,269	$(108)	$1,090,518	$—
Net income	—	—	19,115	19,115	—
Other comprehensive loss	—	(7,174)	—	(7,174)	—
Distributions to shareholders(2)	(12,280)	—	(19,115)	(31,395)	—
Other	31	—	—	31	—
Balance at March 31, 2023	$1,056,108	$15,095	$(108)	$1,071,095	$—

2022
Beginning Balance	$848,565	$(29,407)	$(24,558)	$794,600	$59,784
Net income	—	—	46,388	46,388	803
Other comprehensive income	—	16,923	—	16,923	—
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(35,805)	(35,805)	—
Other	26	—	—	26	—
Balance at March 31, 2022	$848,591	$(12,484)	$(13,975)	$822,132	$59,784

1) I (1) All of AES Indiana's preferred stock was redeemed on December 30, 2022.
(2) IPALCO made return of capital payments of $12.3 million during the three months ended March 31, 2023 for the portion of current year distributions to shareholders in excess of current year net income at the time of distribution.

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 520,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana owns and operates four generating stations, all within the state of Indiana. AES Indiana’s largest generating station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 on May 31, 2021 and has plans to retire 415 MW Petersburg Unit 2 in June 2023, which would result in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas by the end of 2025 (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP" to IPALCO’s 2022 Form 10-K). The second largest station, Harding Street, uses natural gas and fuel oil to power steam and combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of March 31, 2023, AES Indiana’s net electric generation capacity for winter is 3,475 MW and net summer capacity is 3,330 MW. On December 17, 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills Solar Project"). As amended in December 2022 and subject to IURC approval, the Hardy Hills Solar Project is now expected to be completed in 2024. In July 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, executed an agreement to acquire a 250 MW solar and 180 MWh energy storage facility (the "Petersburg Energy Center Project"). As amended in October 2022 and approved by the IURC in May 2023, the Petersburg Energy Center Project is now expected to be completed in 2025.

Consolidation

The accompanying Financial Statements include the accounts of IPALCO Enterprises, Inc., AES Indiana and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated in consolidation.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of expected results for the year ending December 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto, which are included in IPALCO's 2022 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2023	2022
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$167,452	$201,548
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$167,457	$201,553

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(In Thousands)
Accounts receivable, net
Customer receivables	$129,253	$125,540
Unbilled revenues	65,953	74,488
Amounts due from affiliates	65	239
Other	11,852	17,373
Allowance for credit losses	(1,063)	(1,117)
Total accounts receivable, net	$206,060	$216,523

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2023 and 2022, respectively:

$ in Thousands	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2023	$1,117	$983	$(1,522)	$485	$1,063
2022	$647	$890	$(1,302)	$426	$661

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

Inventories

The following table summarizes our inventories balances at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(In Thousands)
Inventories
Fuel	$55,510	$60,497
Materials and supplies, net	64,543	63,111
Total inventories	$120,053	$123,608

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of AOCI / (AOCL) by component during the three months ended March 31, 2023 and 2022 are as follows (in Thousands):

Details about AOCI / (AOCL) components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2023	2022
Net losses on cash flow hedges (Note 4):	Interest expense	$1,807	$1,807
	Income tax effect	(449)	(449)
Total reclassifications for the period, net of income taxes		$1,358	$1,358

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

New Accounting Pronouncements Issued But Not Yet Effective

The following table provides a brief description of recent accounting pronouncements that could have a material impact on the Company's consolidated financial statements once adopted. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company's consolidated financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the Financial Statements upon adoption
2023-01 Leases (Topic 842): Common Control Arrangements	The amendments in this Update require that leasehold improvements associated with common control leases be:
1, Amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease. However, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group.
2. Accounted for as a transfer between entities under common control through an adjustment to equity (or net assets for not-for-profit entities) if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment.
		For fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2. REGULATORY MATTERS

Replacement Generation

Hardy Hills Solar Project

In December 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, closed on an agreement for the acquisition and construction of the 195 MW Hardy Hills Solar Project to be developed in Clinton County, Indiana. In December 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2024, and adjusting for increased project costs. On January 13, 2023, AES Indiana filed a petition with the IURC for approval of these revisions and is awaiting IURC approval. A hearing has been scheduled for May 2023.

Petersburg Energy Center Project

In July 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, executed an agreement for the acquisition and construction of a 250 MW solar and 180 MWh energy storage facility to be developed in Pike County, Indiana. In October 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2025, and adjusting for increased project costs. On December 22, 2022, AES Indiana filed a petition with the IURC for approval of these revisions, which was approved in May 2023.

3. FAIR VALUE

The fair value of current financial assets and liabilities approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4, "Fair Value" to IPALCO’s 2022 Form 10-K.

Financial Assets and Liabilities

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at March 31, 2023 and December 31, 2022 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows (In Thousands):

	Fair Value as of March 31, 2023				Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
VEBA investments:
Money market funds	$14	$—	$—	$14	$5	$—	$—	$5
Mutual funds	3,178	—	—	3,178	3,223	—	—	3,223
Total VEBA investments	3,192	—	—	3,192	3,228	—	—	3,228
FTRs	—	—	2,559	2,559	—	—	7,545	7,545
Interest rate hedges	—	930	—	930	—	12,172	—	12,172
Total financial assets measured at fair value	$3,192	$930	$2,559	$6,681	$3,228	$12,172	$7,545	$22,945
Financial liabilities:
Interest rate hedges	—	113	—	113	—	—	—	—
Total financial liabilities measured at fair value	$—	$113	$—	$113	$—	$—	$—	$—

The following table presents a reconciliation of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2023 and 2022 (In Thousands):

	Three Months Ended March 31,
	2023	2022
Beginning Balance	$7,545	$1,235
Settlements	(4,986)	(717)
Ending Balance	$2,559	$518

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	March 31, 2023		December 31, 2022
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,033,800	$2,871,266	$3,033,800	$2,775,644
Total indebtedness	$3,033,800	$2,871,266	$3,033,800	$2,775,644

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $25.5 million and $26.3 million at March 31, 2023 and December 31, 2022, respectively; and

•unamortized discounts of $7.0 million and $7.1 million at March 31, 2023 and December 31, 2022, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, "Overview and Summary of Significant Accounting Policies - Financial Derivatives" and Note 5, "Derivative Instruments and Hedging Activities" to IPALCO’s 2022 Form 10-K.

At March 31, 2023, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	2,026	—	2,026
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

The following tables provide information on gains or losses recognized in AOCI / (AOCL) for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended March 31,
$ in thousands (net of tax)	2023	2022
Beginning accumulated derivative gain (loss) in AOCI /(AOCL)	$22,269	$(29,407)

Net (losses) / gains associated with current period hedging transactions	(8,532)	15,565
Net losses reclassified to interest expense, net of tax	1,358	1,358
Ending accumulated derivative gain / (loss) in AOCI / (AOCL)	$15,095	$(12,484)

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	18

Derivatives Not Designated as Hedge

AES Indiana's FTRs and forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. The forward power contracts are recorded at fair value using the market approach with changes in the fair value charged or credited to the Condensed Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as "MTM accounting". Realized gains and losses on the forward power contracts are included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets. There were net unrealized gains of $0.0 million and $0.4 million relating to open derivative positions for the three months ended March 31, 2023 and March 31, 2022, respectively.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or mark to market accounting and are recognized in the consolidated statements of operations on an accrual basis.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of March 31, 2023 and December 31, 2022, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	March 31, 2023	December 31, 2022
FTRs	Not a Cash Flow Hedge	Prepayments and other current assets	$2,559	$7,545
Interest rate hedges	Cash Flow Hedge	Derivative assets, non-current	$930	$12,172
Interest rate hedges	Cash Flow Hedge	Other non-current liabilities	$113	$—

5. DEBT

 Long-Term Debt

The following table presents our long-term debt:

		March 31,	December 31,
Series	Due	2023	2022
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,601)	(6,651)
Deferred financing costs		(19,897)	(20,362)
Total AES Indiana first mortgage bonds		2,127,302	2,126,787
Total Long-term Debt – AES Indiana		2,127,302	2,126,787
Long-term Debt – IPALCO Enterprises, Inc.:
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
Unamortized discount – net		(399)	(425)
Deferred financing costs		(5,580)	(5,912)
Total Long-term Debt – IPALCO Enterprises, Inc.		874,021	873,663
Total Consolidated IPALCO Long-term Debt		3,001,323	3,000,450
Less: Current Portion of Long-term Debt		—	—
Net Consolidated IPALCO Long-term Debt		$3,001,323	$3,000,450

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

Line of Credit

AES Indiana had no outstanding borrowings under the committed Credit Agreement as of March 31, 2023 or December 31, 2022.

6. INCOME TAXES

IPALCO's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rate was 21.4% for the three months ended March 31, 2023, as compared to 20.9% for the three months ended March 31, 2022. The rate for the three months ended March 31, 2023 is different from the combined federal and state statutory rate of 24.9% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Indiana, which was partially offset by the net tax expense related to the amortization of allowance for equity funds used during construction.

IPALCO’s income tax expense for the three months ended March 31, 2023, was calculated using the estimated annual effective income tax rate for 2023 of 21.4% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The following table presents the net periodic benefit cost / (credit) of the Pension Plans combined:

	For the Three Months Ended
	March 31,
	2023	2022
	(In Thousands)
Components of net periodic benefit cost / (credit):
Service cost	$1,297	$2,237
Interest cost	7,455	4,515
Expected return on plan assets	(8,276)	(8,919)
Amortization of prior service cost	543	647
Amortization of actuarial loss	1,536	607
Net periodic benefit cost / (credit)	$2,555	$(913)

The components of net periodic benefit cost / (credit) other than service cost are included in "Other income, net" in the Condensed Consolidated Statements of Operations.

In addition, AES Indiana provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $3.3 million and $3.2 million at March 31, 2023 and December 31, 2022, respectively, were not material to the Financial Statements in the periods covered by this report.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2023 and December 31, 2022, total legal loss contingencies accrued were $0.0 million and $0.1 million, respectively, which primarily related to personal injury litigation. The legal loss contingencies and settlement related accruals are included in "Accrued and other current liabilities" and "Other Non-Current Liabilities" on the accompanying Condensed Consolidated Balance Sheets. We maintain an amount of insurance protection for such litigation that we believe is adequate. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

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

9. BUSINESS SEGMENTS

IPALCO manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) before income tax as management has concluded that this measure best reflects the underlying business performance of IPALCO and is the most relevant measure considered in IPALCO's internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Indiana, a vertically integrated electric utility. with all other nonutility business activities aggregated separately. See Note 1, "Overview and Summary of Significant Accounting Policies" for further information on AES Indiana. The “All Other” nonutility category primarily includes the 2024 IPALCO Notes and 2030 IPALCO Notes and related interest expense, balances associated with IPALCO's interest rate hedges, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$491,386	$—	$491,386	$424,111	$—	$424,111
Depreciation and amortization	$69,852	$—	$69,852	$66,020	$—	$66,020
Interest expense	$23,875	$10,968	$34,843	$20,744	$10,958	$31,702
Income/(loss) before income tax	$35,502	$(11,173)	$24,329	$70,740	$(11,054)	$59,686

	As of March 31, 2023			As of December 31, 2022
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$5,528,072	$19,310	$5,547,382	$5,559,977	$29,237	$5,589,214

10. REVENUES

Revenues are primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenues are recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenues are recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. Please see Note 13, “Revenues” to IPALCO’s 2022 Form 10-K for further discussion of our retail, wholesale and miscellaneous revenues.

AES Indiana’s revenues from contracts with customers were $482.9 million and $416.7 million for the three months ended March 31, 2023 and 2022, respectively. The following table presents our revenues from contracts with customers and other revenues (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Retail Revenues
Retail revenues from contracts with customers:
Residential	$204,748	$194,416
Small commercial and industrial	69,879	63,648
Large commercial and industrial	170,978	138,205
Public lighting	2,614	2,401
Other (1)	4,657	4,525
Total retail revenues from contracts with customers	452,876	403,195
Alternative revenues programs	7,739	6,454
Wholesale Revenues
Wholesale revenues from contracts with customers:	24,251	11,841
Miscellaneous Revenues
Capacity revenues	4,848	73
Transmission and other revenues	906	1,542
Total miscellaneous revenues from contracts with customers	5,754	1,615
Other miscellaneous revenues (2)	766	1,006
Total Revenues	$491,386	$424,111

(1)Other retail revenues from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenues includes lease and other miscellaneous revenues not accounted for under ASC 606.

The balances of receivables from contracts with customers were $193.7 million and $198.3 million as of March 31, 2023 and December 31, 2022, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, unless a customer qualifies for payment extension.

Contract Balances — The timing of revenue recognition, billings, and cash collections results in accounts receivable and contract liabilities. There were no contract liabilities from contracts with customers as of March 31, 2023 and December 31, 2022, respectively.

11. LEASES

Lessor

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenues on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenues from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Total lease revenues	$401	$291

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	March 31, 2023	December 31, 2022
Gross assets	$4,341	$4,334
Less: Accumulated depreciation	(1,103)	(1,060)
Net assets	$3,238	$3,274

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of March 31, 2023 or December 31, 2022, respectively.

The following table shows the future lease receipts as of March 31, 2023 for the remainder of 2023 through 2027 and thereafter (in thousands):

Operating Leases
2023	$409
2024	544
2025	553
2026	554
2027	554
Thereafter	1,245
Total	$3,859

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

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations, including our expectations regarding the impact of the COVID-19 pandemic on our business, that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2022 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and uncertainties that may affect our business.

OVERVIEW OF OUR BUSINESS

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is AES Indiana, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through AES Indiana. Our business segments are “utility” and “all other.” For additional information regarding our business, see "Item 1. Business” of IPALCO's 2022 Form 10-K.

EXECUTIVE SUMMARY

Compared with the same period in the prior year, the results for the three months ended March 31, 2023 reflect lower income before income tax of $35.4 million, or 59.2%, respectively, primarily due to factors including, but not limited to:

Three Months Ended
March 31,
$ in millions	2023 vs. 2022
Decrease in retail margin primarily due to lower demand driven by weather	$(20.8)
Decrease due to higher contracted service expenses	(5.7)
Decrease due to higher defined benefit plan costs	(4.4)
Decrease due to higher depreciation expense from additional assets placed in service	(3.8)
Decrease due to a prior year gain on remeasurement of contingent consideration	(3.2)
Decrease due to higher interest expense	(3.1)
Increase in TDSIC rider revenues	6.6
Other	(1.0)
Net change in income before income tax	$(35.4)

See "Results of Operations" below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended
	March 31,
$ in Thousands	2023	2022	$ Change	% Change

REVENUES	$491,386	$424,111	$67,275	15.9%

OPERATING COSTS AND EXPENSES:
Fuel	189,730	104,142	85,588	82.2%
Power purchased	49,890	47,885	2,005	4.2%
Operation and maintenance	117,899	111,013	6,886	6.2%
Depreciation and amortization	69,852	66,020	3,832	5.8%
Taxes other than income taxes	7,430	11,759	(4,329)	(36.8)%
Other, net	—	(3,201)	3,201	(100.0)%
Total operating costs and expenses	434,801	337,618	97,183	28.8%

OPERATING INCOME	56,585	86,493	(29,908)	(34.6)%

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	1,570	1,688	(118)	(7.0)%
Interest expense	(34,843)	(31,702)	(3,141)	9.9%
Other income, net	1,017	3,207	(2,190)	(68.3)%
Total other expense, net	(32,256)	(26,807)	(5,449)	20.3%

INCOME BEFORE INCOME TAX	24,329	59,686	(35,357)	(59.2)%

Less: income tax expense	5,214	12,495	(7,281)	(58.3)%
NET INCOME	19,115	47,191	(28,076)	(59.5)%

Less: dividends on preferred stock	—	803	(803)	(100.0)%
NET INCOME APPLICABLE TO COMMON STOCK	$19,115	$46,388	$(27,273)	(58.8)%

Revenues

Revenues during the three months ended March 31, 2023 increased $67.3 million compared to the same period in 2022, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Revenues:
Retail revenues	$460,615	$409,650	$50,965	12.4%
Wholesale revenues	24,251	11,841	12,410	104.8%
Miscellaneous revenues	6,520	2,620	3,900	148.9%
Total revenues	$491,386	$424,111	$67,275	15.9%

Heating degree days:
Actual	2,267	2,787	(520)	(18.7)%
30-year average	2,738	2,758

The following table presents additional data on kWh sold:

	Three Months Ended
	March 31,
	2023	2022	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,342	1,600	(258)	(16.1)%
Small commercial and industrial	451	487	(36)	(7.4)%
Large commercial and industrial	1,417	1,433	(16)	(1.1)%
Public lighting	5	5	—	—%
Sales – retail customers	3,215	3,525	(310)	(8.8)%
Wholesale	709	214	495	231.3%
Total kWh sold	3,924	3,739	185	4.9%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended March 31, 2023 as compared to the same period in the prior year:

During the three months ended March 31, 2023, revenues increased $67.3 million to $491.4 million compared to $424.1 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenues shown below:

$ in millions	Three Months Ended March 31, 2023 vs. 2022
Retail revenues:

Volume:
Net decrease in the volume of kWh sold due to lower demand primarily driven by weather in our service territory versus the comparable period	$(37.6)
Price:
Net increase in the weighted average price of retail kWh sold primarily due to higher fuel revenues	87.2

Other:	1.4

Net change in retail revenues	51.0

Wholesale revenues:

Volume:
Net increase in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	27.3
Price:
Net decrease in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	(14.9)

Net change in wholesale revenues	12.4

Miscellaneous revenues
Mostly due to increase in capacity revenues of $4.8 million due to significantly higher clearing prices in the 2022-2023 MISO auction	3.9

Net change in revenues	$67.3

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three months ended March 31, 2023 compared to the same period in 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Operating costs and expenses:
Fuel	$189,730	$104,142	$85,588	82.2%
Power purchased	49,890	47,885	2,005	4.2%
Operation and maintenance	117,899	111,013	6,886	6.2%
Depreciation and amortization	69,852	66,020	3,832	5.8%
Taxes other than income taxes	7,430	11,759	(4,329)	(36.8)%
Other, net	—	(3,201)	3,201	(100.0)%
Total operating costs and expenses	$434,801	$337,618	$97,183	28.8%

Fuel

The increase in fuel costs of $85.6 million during the three months ended March 31, 2023 compared to the same period of the prior year was primarily due to the following changes:

$ in millions	Three Months Ended March 31, 2023 vs. 2022
Volume:
Coal	$(21.0)
Natural gas	52.5
Oil	0.3
Net change in volume	31.8
Price:
Coal	3.3
Natural gas	(24.5)
Oil	0.3
Deferred fuel	74.7
Net change in price	53.8

Net change in fuel expense	$85.6

The increase in volume during the first quarter of 2023 is primarily due to higher unit availability due to the timing and duration of outages, primarily an extended outage at the Eagle Valley CCGT that began in April 2021 until mid-March 2022. The changes in the price of fuel are reflective of market prices for coal and natural gas. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The increase in power purchased of $2.0 million during the three months ended March 31, 2023 compared to the same period of the prior year was primarily due to the following changes:

$ in millions	Three Months Ended March 31, 2023 vs. 2022
Volume:
Net change in the volume of power purchased primarily due to AES Indiana's generation units running more frequently, as well as the timing and duration of outages, during these respective periods	$(24.6)
Price:
Market prices	1.5
Deferred purchased power	22.5
Net change in price	24.0

Other, net	2.6

Net change in power purchased costs	$2.0

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

Operation and Maintenance

The increase in Operation and maintenance of $6.9 million during the three months ended March 31, 2023 compared to the same period of the prior year was primarily due to the following changes:

$ in millions	Three Months Ended March 31, 2023 vs. 2022
Increase in contracted services expenses primarily due to overhead distribution line maintenance, including storm related costs	$5.7
Increase in charges from the Service Company	3.4
Increase due to insurance recoveries recorded in the prior year	2.0
Decrease in DSM program costs (these program costs are recoverable through customer rates and are offset by a decrease in DSM revenues)	(4.2)
Net change in operation and maintenance costs	$6.9

Depreciation and Amortization

The increase in Depreciation and amortization expense of $3.8 million during the three months ended March 31, 2023 compared to the same period of the prior year was mostly attributed to the impact of additional assets placed in service.

Taxes Other Than Income Taxes

The decrease in Taxes other than income taxes of $4.3 million during the three months ended March 31, 2023 compared to the same period of the prior year was mostly attributed to the repeal of the URT. For further discussion, please see Note 2, "Regulatory Matters - House Bill 1002" to the Financial Statements of IPALCO’s 2022 Form 10-K.

Other, Net

The change in Other, net of $3.2 million during the three months ended March 31, 2023 compared to the same period of the prior year was primarily due to a gain on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three months ended March 31, 2023 compared to the same period in 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$1,570	$1,688	$(118)	(7.0)%
Interest expense	(34,843)	(31,702)	(3,141)	9.9%
Other income, net	1,017	3,207	(2,190)	(68.3)%
Total other income/(expense), net	$(32,256)	$(26,807)	$(5,449)	20.3%

Interest Expense

The increase in Interest expense of $3.1 million during the three months ended March 31, 2023 compared to the same period of the prior year was primarily due to (i) higher interest expense on debt of $4.6 million (mostly due to the debt issuance of $350 million AES Indiana first mortgage bonds in November 2022), partially offset by (ii) an increase in the allowance for borrowed funds used during construction of $1.5 million.

Other Income, Net

The decrease in Other income, net of $2.2 million during the three months ended March 31, 2023 compared to the same period of the prior year was primarily due to (i) an increase in defined benefit plan costs of $4.4 million, mostly as a result of higher interest cost, partially offset by (ii) an increase in investment income of $2.2 million.

Income Tax Expense

The following table illustrates our changes in Income tax expense during the three months ended March 31, 2023 compared to the same period of the prior year (in thousands):

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Income tax expense	$5,214	$12,495	$(7,281)	(58.3)%

The decrease in Income tax expense of $7.3 million during the three months ended March 31, 2023 compared to the same period of the prior year was primarily due to lower pre-tax income versus the comparable period.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2023 and beyond, we expect that our financial results will be driven primarily by retail demand, weather and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:

•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•timely recovery of capital expenditures.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating income, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2022 Form 10-K.

Operational

Trade Restrictions and Supply Chain

On March 29, 2022, the U.S. Department of Commerce (“Commerce”) announced the initiation of an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand and Vietnam are circumventing antidumping and countervailing duty orders on solar cells and panels from China. This investigation resulted in disruptions to the import of solar panels from Southeast Asia. On June 6, 2022, President Biden issued a Proclamation waiving any tariffs that result from this investigation for a 24-month period. Since President Biden’s Proclamation, suppliers in Southeast Asia have imported panels again to the U.S. On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four South Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to many but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers were manufactured outside of China or if no more than two out of six specifically identified components were produced in China. These preliminary determinations could be modified and final determinations from Commerce are expected in May 2023. Additionally, certain suppliers have been blocked from importing solar cells and panels to the U.S. under the Uyghur Forced Labor Prevention Act (UFLPA). The UFLPA seeks to block the import of products made with forced labor in certain areas of China. We are monitoring the impacts of these matters on AES Indiana's solar projects.

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

While we continue to experience some COVID-19 impacts, such impacts have not been material nor do we expect they will be material. The magnitude and duration of the COVID-19 pandemic is unknown at this time. Also see "Item 1A. Risk Factors" of IPALCO's 2022 Form 10-K.

Macroeconomic and Political

Inflation Reduction Act and U.S. Renewable Energy Tax Credits

The Inflation Reduction Act (the “IRA”) was signed into law in the United States in 2022. The IRA includes provisions that are expected to benefit the Company's planned clean energy projects, including increases, extensions and/or new tax credits for wind, solar, and storage. We expect that the extension of the current solar investment tax credits ("ITCs") for projects that satisfy wage and apprenticeship requirements, as well as the "technology neutral" clean electricity production tax credit ("PTC") and ITC will provide incremental benefits for our renewable projects. We do not anticipate realizing any benefit related to the IRA in 2023.

We account for renewable projects according to U.S. GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity partners at the time of its creation, which for projects utilizing the ITC, is in the quarter the project begins commercial operation. For projects utilizing the PTC, this value is recognized over 10 years as the facility produces energy.

The implementation of the IRA is expected to require substantial guidance from the U.S. Department of Treasury and other government agencies. While that guidance is pending, there will be uncertainty with respect to the implementation of certain provisions of the IRA.

U.S. Income Tax

The macroeconomic and political environments in the U.S. have changed during 2022 and 2023. This could result in significant impacts to tax law. An example of this is the IRA, which expands and extends incentives related to investment in renewable energy. We continue to evaluate the applicability and effect of the new law on AES Indiana.

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

Reference Rate Reform

As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties - Macroeconomic and Political - Reference Rate Reform" of IPALCO's 2022 Form 10-K, in July 2017, the United Kingdom Financial Conduct Authority announced that it intends to phase out LIBOR. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association has determined that it will cease publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates by June 30, 2023. We hold derivative contracts that use LIBOR as an interest rate benchmark. In order to facilitate an organized transition from LIBOR to alternative benchmark rate(s), we have established a process to measure and mitigate risks associated with the cessation of LIBOR. As part of this initiative, alternative benchmark rates have been, and continue to be, assessed, and implemented for newly executed agreements. Interest rate derivatives address the LIBOR transition through the adoption of the ISDA 2020 IBOR Fallbacks Protocol and subsequent amendments. To the extent that the terms of the derivative instruments do not align following the cessation of LIBOR rates, we will seek to negotiate contract amendments with counterparties or additional derivatives contracts.

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

Regulatory

Please see Note 2, "Regulatory Matters" to the Financial Statements of this Form 10-Q and Note 2, “Regulatory Matters” to IPALCO’s 2022 Form 10-K for a discussion of regulatory matters. In addition, the following discussion of the impact of regulatory matters on the Company updates the discussion provided in “Item 1. Business - Regulatory Matters” in IPALCO’s 2022 Form 10-K.

2022 IRP

AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas by the end of 2025. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. For further discussion, see Note 2, "Regulatory Matters - Replacement Generation" to the Financial Statements of this Form 10-Q and Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of IPALCO’s 2022 Form 10-K.

Environmental

We are subject to numerous environmental and climate change laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental and climate change laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal or beneficial reuse of CCR) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. The following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Environmental Matters” in IPALCO’s 2022 Form 10-K.

MATS

In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective. AES Indiana management developed and implemented a plan, which was approved by the IURC, to comply with this rule and all four Petersburg units have been and remain in material compliance with the MATS rule since applicable deadlines.

In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to the EPA without vacatur. On May 22, 2020, the EPA published a final finding that it is not “appropriate and necessary” to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units (EGUs) (reversing its prior 2016 finding), but that the EPA would not remove the source category from the CAA Section 112(c) list of source categories and would not change the MATS requirements. On March 6, 2023, the EPA published a final rule to revoke its May 2020 finding and reaffirm its 2016 finding that it is appropriate and necessary to regulate these emissions. On April 5, 2023, EPA released a pre-publication version of a proposed rule to lower certain emissions limits and revise certain other aspects of MATS. We are still reviewing the proposal.

Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.

Environmental Wastewater Requirements

In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology applications. In 2020, EPA issued a final rule, known as the 2020 Reconsideration Rule, revising certain aspects of the 2015 ELG rule. Wastewater treatment technologies already installed and operated at Petersburg met the requirements of these rules. Following the 2019 U.S. Court of Appeals vacature and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 8, 2023, EPA released a pre-publication proposed rule revising the 2020 Reconsideration Rule. The proposed rule would establish new best available technology economically achievable effluent limits for flue gas desulfurization wastewater, bottom ash treatment water, and combustion residual leachate. We are still reviewing the proposal and it is too early to determine whether any outcome of this proposed rule, litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

Regulation of Water Discharge

In June 2015, the EPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." ("WOTUS") rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the agencies, on
April 21, 2020, issued the final “Navigable Waters Protection” ("NWP") rule which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating, on a nationwide basis, and remanding the NWP Rule. The agencies again interpreted waters of the U.S. consistent with the pre-2015 regulatory regime. On January 18, 2023, the agencies published a final rule restoring regulations such that the waters of the U.S. were defined as they were prior to 2015 but with updates intended to be consistent with relevant prior Supreme Court decisions. On April 12, 2023, the U.S. District Court for the District of North Dakota granted a motion which enjoined the agencies from implementing the 2023 final rule interpretation of the scope of waters of the U.S. As a result, the pre-2015 regulatory regime will apply in a group of states, including Indiana, until further action is taken.

A U.S. Supreme Court decision related to waters of the U.S. also remains pending. On January 24, 2022, the U.S. Supreme Court granted certiorari on a wetlands case (Sackett v. EPA) on the limited question of: “whether the Ninth Circuit set forth the proper test for determining whether wetlands are ‘waters of the United States’ under the Clean Water Act.” The Ninth Circuit employed Justice Kennedy’s “significant nexus” test from his concurring opinion in the 2006 Rapanos v. United States decision; the plurality opinion in Rapanos required a water body to have a “continuous surface connection” with a water of the U.S. in order to be considered a wetland covered by the CWA. In Sackett v. EPA, the Court may finally provide clarity on which of these two tests from the 2006 Rapanos decision controls.

It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over WOTUS might have a material adverse effect on our results of operations, financial condition and cash flows.

NPDES permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Section 402 of the Federal Water Pollution Control Act. In 2017, IDEM issued to Eagle Valley a NPDES permit regulating water discharges associated with operation of its CCGT. As part of the normal course of business, AES Indiana submitted a timely application for renewal for the Eagle Valley NPDES permit, and on March 31, 2023, IDEM issued the renewal NPDES permit. On April 17, 2023, a third party filed an appeal of Eagle Valley’s NPDES renewal permit. AES Indiana contends that the renewal permit was validly issued, and the permit remains in effect. AES Indiana is unable to predict the outcome of the appeal, but depending on the results, it could have an adverse effect on the Company.

CSAPR and 2015 Ozone NAAQS FIP

CSAPR, which became effective in January 2015, addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. CSAPR is implemented, in part, through a market-based program under which compliance may be achievable through the acquisition and use of emissions allowances created by the EPA. In October 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). The CSAPR Update Rule found that NOx ozone season emissions in 22 states (including Indiana) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS, and accordingly, the EPA issued federal implementation plans that both generally provide updated CSAPR NOx ozone season emission budgets for electric generating units within these states and that implement these budgets through modifications to the CSAPR NOx ozone season allowance trading program. Implementation began in the 2017 ozone season and affected facilities receive fewer ozone season NOx allowances beginning in 2017. Following legal challenges related to the CSAPR Update Rule, on April 30, 2021, EPA issued the Revised CSAPR Update Rule. The Revised CSAPR Update Rule required affected EGUs within certain states (including Indiana) to participate in a new trading program, the CSAPR NOx Ozone Season Group 3 trading program. These affected EGUs received fewer NOx Ozone Season allowances beginning in 2021.

On March 15, 2023, the EPA released a pre-publication version of a final Federal Implementation Plan ("FIP") to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule establishes a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and is expected to become effective during 2023. The FIP also includes enhancements in the revised Group 3 trading program which include a dynamic budget setting process beginning in 2026, annual recalibration of the allowance bank to reflect changes to affected sources, a daily backstop emissions rate limit for certain coal-fired electric generating units beginning as early as 2024, and a secondary emissions limit prohibiting certain emissions associated with state assurance levels.

At this time we cannot predict the impact of these rule revisions or potential future legal outcomes, but any such impact could include the need to purchase additional allowances or make operational adjustments or could otherwise be material to our business, financial condition or results of operation. For further discussion, see
"Item 1. Business - Environmental Matters - CSAPR and 2015 Ozone NAAQS FIP" of IPALCO’s 2022 Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of March 31, 2023, we had unrestricted cash and cash equivalents of $167.5 million and available borrowing capacity of $350 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 26, 2024. In November 2021, AES Indiana received an order from the IURC granting authority through December 31, 2024 to, among other things, issue up to $740 million in aggregate principal amount of long-term debt, of which $390 million remains available under the order as of March 31, 2023. This order also grants authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $400 million remains available under the order as of March 31, 2023. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of March 31, 2023. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Net cash provided by operating activities	$152,252	$97,959	$54,293
Net cash used in investing activities	(154,942)	(129,625)	(25,317)
Net cash provided by (used in) financing activities	(31,406)	53,392	(84,798)
Net change in cash and cash equivalents	(34,096)	21,726	(55,822)
Cash, cash equivalents and restricted cash at beginning of period	201,553	6,917	194,636
Cash, cash equivalents and restricted cash at end of period	$167,457	$28,643	$138,814

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Net income	$19,115	$47,191	$(28,076)
Depreciation and amortization	69,852	66,020	3,832
Deferred income taxes and investment tax credit adjustments - net	430	(2,611)	3,041
Other adjustments to net income	(621)	(727)	106
Net income, adjusted for non-cash items	88,776	109,873	(21,097)
Net change in operating assets and liabilities(1)	63,476	(11,914)	75,390
Net cash provided by operating activities	$152,252	$97,959	$54,293

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was driven by changes in the following (in thousands):

Increase from short-term and long-term regulatory assets and liabilities is primarily due to higher FAC collections in the current year	$100,172
Increase from prepaids due to advanced capacity purchase in March 2023	(15,210)
Decrease from accounts payable due to the timing of vendor payments	(9,556)
Other	(16)
Net change in operating assets and liabilities	$75,390

Investing Activities

Net cash used in investing activities increased $25.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures due to higher T&D maintenance related capital expenditures and growth related capital expenditures primarily from TDSIC Plan	$(27,786)
Other	2,469
Net change in investing activities	$(25,317)

Financing Activities

Net cash provided by financing activities increased $84.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, which was primarily driven by (in thousands):

Decrease in net borrowings under revolving credit facilities due to lower net draws on AES Indiana's line of credit in 2023	$(90,000)
Other	5,202
Net change in financing activities	$(84,798)

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

Indebtedness

For further discussion of our significant debt transactions, please see Note 7, "Debt" to IPALCO’s 2022 Form 10-K and Note 5, "Debt" to the Financial Statements of this Form 10-Q.

Line of Credit

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at March 31, 2023
AES Indiana	Revolving	June 2024	$350.0	$350.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2023 through 2025 (including amounts already expended in the first three months of 2023) is currently estimated to cost approximately $2.0 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2023	2024	2025	from 2023 through 2025
Transmission and distribution related additions, improvements and extensions	$168	$158	$163	$489	(1)
TDSIC Plan investments	193	189	212	594	(2)
Power generation related projects	342	348	121	811	(3)
Other miscellaneous equipment	48	28	23	99
Total estimated costs of capital expenditure program	$751	$723	$519	$1,993

(1) Additions, improvements and extensions to AES Indiana's transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

(2) Includes spending under AES Indiana's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through March 31, 2023 were $531.6 million.

(3) Includes spending for AES Indiana's power generation and renewable energy projects

The amounts described in the capital expenditure program above include spending under AES Indiana's 2022 IRP filed with the IURC in December 2022 for the three-year period from 2023 through 2025. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of IPALCO's 2022 10-K for further discussion. Additionally, estimated capital expenditure spending on environmental compliance costs for the three-year period from 2023 through 2025 includes plans to spend approximately $2.7 million for studies related to cooling water intake requirements in section 316(b) of the CWA. Please see “Item 1. Business - Environmental Matters - Cooling Water Intake Regulations" of IPALCO's 2022 Form 10-K for additional details.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first three months of 2023 and 2022, IPALCO paid $31.4 million and $35.8 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, "Overview and Summary of Significant Accounting Policies" of IPALCO's 2022 Form 10-K. The Company’s critical accounting estimates are described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in IPALCO's 2022 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in IPALCO's 2022 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2023, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Please see Note 2, "Regulatory Matters" and Note 8, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2022 and the Notes to IPALCO's Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Forms 10-K and our Form 10-Qs.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A.—Risk Factors of IPALCO's 2022 Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

IPALCO ENTERPRISES, INC.

Date:	May 4, 2023	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2023	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(Principal Accounting Officer)