Form 10-Q
period 2023-06-30
IPALCO ENTERPRISES, INC.
filed 2023-08-03
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

At August 3, 2023, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2023

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-Q:

2022 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended
2024 IPALCO Notes	$405 million of 3.70% IPALCO Enterprises, Inc. Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
ACE	Affordable Clean Energy
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
BIL	Bipartisan Infrastructure Law, also known as the Infrastructure Investment and Jobs Act
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
CPCN	Certificate of Public Convenience and Necessity
Credit Agreement	$350 million AES Indiana Revolving Credit Facilities Second Amended and Restated Credit Agreement, dated as of December 22, 2022
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DSM	Demand Side Management
EGUs	Electrical Generating Units
ELG	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
EV	Electric Vehicle
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FIP	Federal Implementation Plan
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HLBV	Hypothetical Liquidation Book Value
IBOR	Interbank Offered Rate
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan

ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PTC	Production Tax Credit
RFP	Request for Proposal
SEC	United States Securities and Exchange Commission
Service Company	AES US Services, LLC
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
URT	Utility Receipts Tax
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association
WOTUS	Waters of the U.S.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Thousands)
REVENUES	$396,307	$389,614	$887,693	$813,725

OPERATING COSTS AND EXPENSES:
Fuel	125,436	99,918	315,166	204,060
Power purchased	36,772	46,620	86,662	94,505
Operation and maintenance	117,629	139,543	235,528	250,556
Depreciation and amortization	70,419	66,266	140,271	132,286
Taxes other than income taxes	5,990	10,557	13,420	22,316
Other, net	—	—	—	(3,201)
Total operating costs and expenses	356,246	362,904	791,047	700,522

OPERATING INCOME	40,061	26,710	96,646	113,203

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	2,385	1,686	3,955	3,374
Interest expense	(35,196)	(32,220)	(70,039)	(63,922)
Other income, net	403	2,631	1,420	5,838
Total other expense, net	(32,408)	(27,903)	(64,664)	(54,710)

INCOME / (LOSS) BEFORE INCOME TAX	7,653	(1,193)	31,982	58,493

Less: income tax (benefit) / expense	(353)	(241)	4,861	12,254
NET INCOME / (LOSS)	8,006	(952)	27,121	46,239

Less: dividends on preferred stock	—	804	—	1,607
NET INCOME / (LOSS) APPLICABLE TO COMMON STOCK	$8,006	$(1,756)	$27,121	$44,632

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Thousands)
Net income / (loss)	$8,006	$(952)	$27,121	$46,239

Derivative activity:
Change in derivative fair value, net of income tax effect of $(2,772), $(6,265), $52 and $(11,418), for each respective period	8,374	18,925	(158)	34,490
Reclassification to earnings, net of income tax effect of $(449), $(449), $(898) and $(898), for each respective period	1,358	1,358	2,716	2,716
Net change in fair value of derivatives	9,732	20,283	2,558	37,206

Other comprehensive income	9,732	20,283	2,558	37,206

Less: dividends on preferred stock	—	804	—	1,607

Comprehensive income	$17,738	$18,527	$29,679	$81,838

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2023	2022
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,178	$201,548
Accounts receivable, net of allowance for credit losses of $955 and $1,117, respectively	175,050	216,523
Inventories	129,254	123,608
Regulatory assets, current	62,466	119,723
Taxes receivable	46,889	18,000
Prepayments and other current assets	47,352	27,427
Total current assets	553,189	706,829
NON-CURRENT ASSETS:
Property, plant and equipment	6,643,139	6,982,314
Less: Accumulated depreciation	2,839,671	3,243,968
	3,803,468	3,738,346
Construction work in progress	368,502	294,985
Total net property, plant and equipment	4,171,970	4,033,331
OTHER NON-CURRENT ASSETS:
Intangible assets - net	158,830	138,978
Regulatory assets, non-current	575,804	593,939
Pension plan assets	32,647	33,611
Derivative assets, non-current	11,964	12,172
Other non-current assets	107,797	70,354
Total other non-current assets	887,042	849,054
TOTAL ASSETS	$5,612,201	$5,589,214
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$198,611	$189,845
Accrued taxes	21,470	22,474
Accrued interest	32,637	33,447
Customer deposits	36,360	35,097
Regulatory liabilities, current	68,903	23,348
Accrued and other current liabilities	18,958	19,014
Total current liabilities	376,939	323,225
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 5 and 11)	3,020,166	3,016,810
Deferred income tax liabilities	353,988	312,641
Regulatory liabilities, non-current	581,900	612,585
Accrued other postretirement benefits	2,976	3,085
Asset retirement obligations	217,449	218,729
Other non-current liabilities	5,480	11,621
Total non-current liabilities	4,181,959	4,175,471
Total liabilities	4,558,898	4,498,696
COMMITMENTS AND CONTINGENCIES (see Note 8)
SHAREHOLDERS' EQUITY:
Paid in capital	1,021,947	1,068,357
Accumulated other comprehensive income	24,827	22,269
Retained earnings / (Accumulated deficit)	6,529	(108)
Total shareholders' equity	1,053,303	1,090,518
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,612,201	$5,589,214

See Notes to Condensed Consolidated Financial Statements.
-

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2023	2022
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,121	$46,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,271	132,286
Amortization of deferred financing costs and debt discounts	1,919	1,991
Deferred income taxes and investment tax credit adjustments - net	33,750	(6,799)
Allowance for equity funds used during construction	(3,955)	(3,374)
Change in certain assets and liabilities:
Accounts receivable	41,473	(6,672)
Inventories	(12,834)	(21,092)
Accounts payable	11,308	48,628
Accrued and other current liabilities	1,252	2,277
Accrued taxes payable/receivable	(29,893)	(3,859)
Accrued interest	(810)	317
Pension and other postretirement benefit assets and liabilities	854	(4,314)
Current and non-current regulatory assets and liabilities	129,825	(43,518)
Prepayments and other current assets	(24,175)	(12,997)
Other long term liabilities	(13,793)	(9,238)
Other - net	(11,387)	10,594
Net cash provided by operating activities	290,926	130,469
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(308,277)	(228,840)
Project development costs	(3,269)	(976)
Cost of removal payments net of salvage	(26,385)	(22,950)
Insurance proceeds	4,900	—
Other	—	(5,961)
Net cash used in investing activities	(333,031)	(258,727)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	—	210,000
Repayments under revolving credit facilities	—	(200,000)
Short-term borrowings	—	200,000
Distributions to shareholders	(66,941)	(69,929)
Preferred dividends of subsidiary	—	(1,607)
Deferred financing costs paid	(11)	(259)
Other	(313)	(33)
Net cash (used in) provided by financing activities	(67,265)	138,172
Net change in cash, cash equivalents and restricted cash	(109,370)	9,914
Cash, cash equivalents and restricted cash at beginning of period	201,553	6,917
Cash, cash equivalents and restricted cash at end of period	$92,183	$16,831

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$63,642	$57,920
Income taxes	—	21,100
Non-cash investing activities:
Accruals for capital expenditures	$70,677	$61,912
Changes to right-of-use assets - finance leases	$1,380	$(3,402)
Non-cash financing activities:
Changes to financing lease liabilities	$1,380	$(3,402)

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Common Shareholders' Equity
and Cumulative Preferred Stock of Subsidiary
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)
	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings /(Accumulated Deficit)	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary(1)
	(In Thousands)
2023
Beginning Balance	$1,068,357	$22,269	$(108)	$1,090,518	$—
Net income	—	—	19,115	19,115	—
Other comprehensive loss	—	(7,174)	—	(7,174)	—
Distributions to shareholders(2)	(12,280)	—	(19,115)	(31,395)	—
Other	31	—	—	31	—
Balance at March 31, 2023	$1,056,108	$15,095	$(108)	$1,071,095	$—
Net income	—	—	8,006	8,006	—
Other comprehensive income	—	9,732	—	9,732	—
Distributions to shareholders(2)	(34,177)	—	(1,369)	(35,546)	—
Other	16	—	—	16	—
Balance at June 30, 2023	$1,021,947	$24,827	$6,529	$1,053,303	$—

2022
Beginning Balance	$848,565	$(29,407)	$(24,558)	$794,600	$59,784
Net income	—	—	46,388	46,388	803
Other comprehensive income	—	16,923	—	16,923	—
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(35,805)	(35,805)	—
Other	26	—	—	26	—
Balance at March 31, 2022	$848,591	$(12,484)	$(13,975)	$822,132	$59,784
Net loss	—	—	(1,756)	(1,756)	804
Other comprehensive income		20,283		20,283	—
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders(2)	(25,297)	—	(8,827)	(34,124)	—
Other	27	—	—	27	—
Balance at June 30, 2022	$823,321	$7,799	$(24,558)	$806,562	$59,784

1) I (1) All of AES Indiana's preferred stock was redeemed on December 30, 2022.
(2) IPALCO made return of capital payments of $46.5 million and $25.3 million during the six months ended June 30, 2023 and 2022, respectively, for the portion of current year distributions to shareholders in excess of current year net income at the time of distribution.

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 520,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana owns and operates four generating stations, all within the state of Indiana. AES Indiana’s largest generating station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas by the end of 2025 (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP" to IPALCO’s 2022 Form 10-K). The second largest station, Harding Street, uses natural gas and fuel oil to power steam and combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of June 30, 2023, AES Indiana’s net electric generation capacity for winter is 3,060 MW and net summer capacity is 2,915 MW. On December 17, 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills Solar Project"). As amended in December 2022 and subject to IURC approval, the Hardy Hills Solar Project is now expected to be completed in 2024. In July 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, executed an agreement to acquire a 250 MW solar and 180 MWh energy storage facility (the "Petersburg Energy Center Project"). As amended in October 2022 and approved by the IURC in May 2023, the Petersburg Energy Center Project is now expected to be completed in 2025.

Consolidation

The accompanying Financial Statements include the accounts of IPALCO Enterprises, Inc., AES Indiana and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated in consolidation.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of expected results for the year ending December 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto, which are included in IPALCO's 2022 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2023	2022
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$92,178	$201,548
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$92,183	$201,553

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(In Thousands)
Accounts receivable, net
Customer receivables	$99,065	$125,540
Unbilled revenues	58,519	74,488
Amounts due from affiliates	2,660	239
Other	15,761	17,373
Allowance for credit losses	(955)	(1,117)
Total accounts receivable, net	$175,050	$216,523

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2023 and 2022, respectively:

$ in Thousands	Beginning Allowance Balance	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance
2023	$1,117	$3,327	$(4,401)	$912	$955
2022	$647	$2,492	$(3,362)	$802	$579

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

Inventories

The following table summarizes our inventories balances at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(In Thousands)
Inventories
Fuel	$63,498	$60,497
Materials and supplies, net	65,756	63,111
Total inventories	$129,254	$123,608

ARO

AES Indiana’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability for the six months ended June 30, 2023 and 2022, respectively:

	For the Six Months Ended June 30,
	2023	2022
	(In Thousands)
Balance as of January 1	$218,729	$189,509
Liabilities incurred	236	1,059
Liabilities settled	(6,537)	(5,961)
Revisions to cash flow and timing estimates	—	22,402
Accretion expense	5,021	3,921
Balance as of June 30	$217,449	$210,930

AES Indiana recorded adjustments to its ARO liabilities of $0.0 million and $22.4 million for the six months ended June 30, 2023 and 2022, respectively, primarily to reflect increases to estimated ash pond closure costs. As of June 30, 2023 and December 31, 2022, AES Indiana did not have any assets that are legally restricted for settling its ARO liability. For further information on AES Indiana’s ARO, see Note 3, "Property, Plant and Equipment - ARO" to IPALCO’s 2022 Form 10-K.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and six months ended June 30, 2023, AFUDC equity was $2.4 million and $4.0 million, respectively, and AFUDC debt was $2.7 million and $5.7 million, respectively. During the three and six months ended June 30, 2022, AFUDC equity was $1.7 million and $3.4 million, respectively, and AFUDC debt was $1.9 million and $3.3 million, respectively.

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of AOCI / (AOCL) by component during the three and six months ended June 30, 2023 and 2022 are as follows (in Thousands):

Details about AOCI / (AOCL) components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Net losses on cash flow hedges (Note 4):	Interest expense	$1,807	$1,807	$3,614	$3,614
	Income tax effect	(449)	(449)	(898)	(898)
Total reclassifications for the period, net of income taxes		$1,358	$1,358	$2,716	$2,716

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

Related Party Transactions

In the second quarter of 2023, AES Indiana engaged a vendor that is a related party through a competitive RFP process as part of its replacement capacity resource construction projects. AES Indiana had payments of $29.8 million to this vendor during the three months ended June 30, 2023.

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

2. REGULATORY MATTERS

Regulatory Rate Review

AES Indiana filed a petition with the IURC on June 28, 2023, for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. The factors leading to AES Indiana's first base rate increase request in five years include inflationary impacts on operations and maintenance expenses, investments in reliability and resiliency improvements, and enhancements to its customer systems. AES Indiana is also seeking recovery of increased costs to support our vegetation management plan, which covers the removal of overhang and tree trimming in its service territory. AES Indiana's proposed revenue increase is $134 million annually, or 8.9%. We expect to receive an order from the IURC and place new rates into effect by the end of the second quarter of 2024.

DSM

AES Indiana filed a petition with the IURC on May 26, 2023 asking for approval of a one year DSM interim plan. We expect the IURC to issue an order on this proceeding during the fourth quarter of 2023.

Replacement Generation

Hardy Hills Solar Project

In December 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, closed on an agreement for the acquisition and construction of the 195 MW Hardy Hills Solar Project to be developed in Clinton County, Indiana. In December 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2024, and adjusting for increased project costs. On January 13, 2023, AES Indiana filed a petition with the IURC for approval of these revisions and we expect the IURC to issue an order on this proceeding during the third quarter of 2023.

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

Pike County BESS Project

In June 2023, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 3, LLC, executed an agreement for the construction of the 200 MW Pike County BESS project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. On July 19, 2023, AES Indiana filed a petition and case-in-chief with the IURC seeking approval for a Clean Energy Project and associated timely cost recovery under Indiana Code for this project. Subject to IURC approval, the Pike County BESS project is expected to be completed in 2024.

Hoosier Wind Project

On July 5, 2023, AES Indiana filed a Notice of Intent with the IURC to request approval of a Clean Energy Project and for issuance of a CPCN for the Hoosier Wind Project acquisition. The proposed Project is the acquisition of Hoosier Wind Project, which is an existing 106 MW wind facility located in Benton County, Indiana. The Company executed the Purchase Agreement on July 28, 2023 and expects to file this petition in early August 2023.

Electric Vehicle Portfolio Program

On January 27, 2023, AES Indiana filed with the IURC a request to approve its Electric Vehicle (EV) Portfolio and associated accounting and ratemaking treatment. The EV Portfolio includes two separate parts: (1) a set of EV specific rates, tariffs, and alternative pricing structures, and (2) a set of Public Use EV Pilot Programs. The EV portfolio is designed to produce net benefits for all customers through new retail margins and grid optimization. The projected costs to successfully implement the services proposed in the EV Portfolio are estimated at $16.2 million over the three year period. AES Indiana requested approval to defer as a regulatory asset and recover in future base rates the cost necessary to implement the EV Portfolio, including carrying charges. A hearing on this request was held in July 2023 and is pending an order from the IURC.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at June 30, 2023 and December 31, 2022 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows (In Thousands):

	Fair Value as of June 30, 2023				Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
VEBA investments:
Money market funds	$79	$—	$—	$79	$5	$—	$—	$5
Mutual funds	3,163	—	—	3,163	3,223	—	—	3,223
Total VEBA investments	3,242	—	—	3,242	3,228	—	—	3,228
FTRs	—	—	3,294	3,294	—	—	7,545	7,545
Interest rate hedges	—	11,964	—	11,964	—	12,172	—	12,172
Total financial assets measured at fair value	$3,242	$11,964	$3,294	$18,500	$3,228	$12,172	$7,545	$22,945

The following table presents a reconciliation of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy for the periods ending (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning Balance	$2,559	$518	$7,545	$1,235
Issuances	3,624	15,338	3,624	15,338
Settlements	(2,889)	(1,329)	(7,875)	(2,046)
Ending Balance	$3,294	$14,527	$3,294	$14,527

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	June 30, 2023		December 31, 2022
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,033,800	$2,798,875	$3,033,800	$2,775,644
Total indebtedness	$3,033,800	$2,798,875	$3,033,800	$2,775,644

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $24.9 million and $26.3 million at June 30, 2023 and December 31, 2022, respectively; and

•unamortized discounts of $6.9 million and $7.1 million at June 30, 2023 and December 31, 2022, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, "Overview and Summary of Significant Accounting Policies - Financial Derivatives" and Note 5, "Derivative Instruments and Hedging Activities" to IPALCO’s 2022 Form 10-K.

At June 30, 2023, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	8,607	—	8,607
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

The following tables provide information on gains or losses recognized in AOCI / (AOCL) for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended June 30,		Interest Rate Hedges for the Six Months Ended June 30,
$ in thousands (net of tax)	2023	2022	2023	2022
Beginning accumulated derivative gain (loss) in AOCI /(AOCL)	$15,095	$(12,484)	$22,269	$(29,407)

Net gains / (losses) associated with current period hedging transactions	8,374	18,925	(158)	34,490
Net losses reclassified to interest expense, net of tax	1,358	1,358	2,716	2,716
Ending accumulated derivative gain in AOCI	$24,827	$7,799	$24,827	$7,799

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	15

Derivatives Not Designated as Hedge

AES Indiana's FTRs and forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. The forward power contracts are recorded at fair value using the market approach with changes in the fair value charged or credited to the Condensed Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as "MTM accounting". Realized gains and losses on the forward power contracts are included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets. There were net realized losses of $0.2 million for the three and six months ended June 30, 2023. There were net realized gains of $1.3 million related to forward power contracts for the three and six months ended June 30, 2022.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or mark to market accounting and are recognized in the consolidated statements of operations on an accrual basis.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of June 30, 2023 and December 31, 2022, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	June 30, 2023	December 31, 2022
FTRs	Not a Cash Flow Hedge	Prepayments and other current assets	$3,294	$7,545
Interest rate hedges	Cash Flow Hedge	Derivative assets, non-current	$11,964	$12,172

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		June 30,	December 31,
Series	Due	2023	2022
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,550)	(6,651)
Deferred financing costs		(19,618)	(20,362)
Total AES Indiana first mortgage bonds		2,127,632	2,126,787
Total Long-term Debt – AES Indiana		2,127,632	2,126,787
Long-term Debt – IPALCO Enterprises, Inc.:
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
Unamortized discount – net		(372)	(425)
Deferred financing costs		(5,238)	(5,912)
Total Long-term Debt – IPALCO Enterprises, Inc.		874,390	873,663
Total Consolidated IPALCO Long-term Debt		3,002,022	3,000,450
Less: Current Portion of Long-term Debt		—	—
Net Consolidated IPALCO Long-term Debt		$3,002,022	$3,000,450

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

Line of Credit

AES Indiana had no outstanding borrowings under the committed Credit Agreement as of June 30, 2023 or December 31, 2022.

6. INCOME TAXES

IPALCO's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were (4.6)% and 15.2% for the three and six months ended June 30, 2023, respectively, as compared to 20.2% and 20.9% for the three and six months ended June 30, 2022, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 24.9% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Indiana, which was partially offset by the net tax expense related to the amortization of allowance for equity funds used during construction.

IPALCO’s income tax expense for the six months ended June 30, 2023, was calculated using the estimated annual effective income tax rate for 2023 of 15.2% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The following table presents the net periodic benefit cost / (credit) of the Pension Plans combined:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost / (credit):
Service cost	$1,298	$2,239	$2,595	$4,476
Interest cost	7,455	4,525	14,910	9,040
Expected return on plan assets	(8,277)	(8,914)	(16,553)	(17,833)
Amortization of prior service cost	543	648	1,086	1,295
Amortization of actuarial loss	1,536	605	3,072	1,212
Net periodic benefit cost / (credit)	$2,555	$(897)	$5,110	$(1,810)

The components of net periodic benefit cost / (credit) other than service cost are included in "Other income, net" in the Condensed Consolidated Statements of Operations.

In addition, AES Indiana provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $3.1 million and $3.2 million at June 30, 2023 and December 31, 2022, respectively, were not material to the Financial Statements in the periods covered by this report.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2023 and December 31, 2022, total legal loss contingencies accrued were $0.1 million and $0.1 million, respectively, which primarily related to personal injury litigation. The legal loss contingencies and settlement related accruals are included in "Accrued and other current liabilities" and "Other Non-Current Liabilities" on the accompanying Condensed Consolidated Balance Sheets. We maintain an amount of insurance protection for such litigation that we believe is adequate. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

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

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$396,307	$—	$396,307	$389,614	$—	$389,614
Depreciation and amortization	$70,419	$—	$70,419	$66,266	$—	$66,266
Interest expense	$24,227	$10,969	$35,196	$21,262	$10,958	$32,220
Income/(loss) before income tax	$18,616	$(10,963)	$7,653	$10,008	$(11,201)	$(1,193)

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Utility	All Other	Total	Utility	All Other	Total
Revenues	$887,693	$—	$887,693	$813,725	$—	$813,725
Depreciation and amortization	$140,271	$—	$140,271	$132,286	$—	$132,286
Interest expense	$48,102	$21,937	$70,039	$42,006	$21,916	$63,922
Income/(loss) before income tax	$54,118	$(22,136)	$31,982	$80,748	$(22,255)	$58,493

	As of June 30, 2023			As of December 31, 2022
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$5,579,503	$32,698	$5,612,201	$5,559,977	$29,237	$5,589,214

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

AES Indiana’s revenues from contracts with customers were $388.2 million and $382.6 million for the three months ended June 30, 2023 and 2022, respectively, and $871.1 million and $799.2 million for the six months ended June 30, 2023 and 2022, respectively. The following table presents our revenues from contracts with customers and other revenues (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Retail Revenues
Retail revenues from contracts with customers:
Residential	$148,641	$144,476
Small commercial and industrial	57,657	56,944
Large commercial and industrial	161,217	149,741
Public lighting	2,470	2,351
Other (1)	4,376	4,260
Total retail revenues from contracts with customers	374,361	357,772
Alternative revenues programs	7,537	6,470
Wholesale Revenues
Wholesale revenues from contracts with customers:	9,444	21,476
Miscellaneous Revenues
Capacity revenues	3,307	1,680
Transmission and other revenues	1,077	1,653
Total miscellaneous revenues from contracts with customers	4,384	3,333
Other miscellaneous revenues (2)	581	563
Total Revenues	$396,307	$389,614

(1)Other retail revenues from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenues includes lease and other miscellaneous revenues not accounted for under ASC 606.

	For the Six Months Ended June 30,
	2023	2022
Retail Revenues
Retail revenues from contracts with customers:
Residential	$353,389	$338,892
Small commercial and industrial	127,536	120,592
Large commercial and industrial	332,195	287,946
Public lighting	5,084	4,752
Other (1)	9,033	8,785
Total retail revenues from contracts with customers	827,237	760,967
Alternative revenues programs	15,276	12,924
Wholesale Revenues
Wholesale revenues from contracts with customers:	33,695	33,317
Miscellaneous Revenues
Capacity revenues	8,155	1,753
Transmission and other revenues	1,983	3,195
Total miscellaneous revenues from contracts with customers	10,138	4,948
Other miscellaneous revenues (2)	1,347	1,569
Total Revenues	$887,693	$813,725

(1)Other retail revenues from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenues includes lease and other miscellaneous revenues not accounted for under ASC 606.

The balances of receivables from contracts with customers were $161.9 million and $198.3 million as of June 30, 2023 and December 31, 2022, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, unless a customer qualifies for payment extension.

11. LEASES

Lessor

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenues on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenues from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total lease revenues	$308	$330	$821	$560

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	June 30, 2023	December 31, 2022
Gross assets	$4,341	$4,334
Less: Accumulated depreciation	(1,143)	(1,060)
Net assets	$3,198	$3,274

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of June 30, 2023 or December 31, 2022, respectively.

The following table shows the future lease receipts as of June 30, 2023 for the remainder of 2023 through 2027 and thereafter (in thousands):

Operating Leases
2023	$273
2024	544
2025	553
2026	554
2027	554
Thereafter	1,245
Total	$3,723

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

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three months ended June 30, 2023 reflect higher income / (loss) before income tax of 8.8 million, or 741.5% and the results for the six months ended June 30, 2023 reflect lower income before income tax of ($26.5 million), or (45.3%), primarily due to factors including, but not limited to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Decrease in retail margin primarily due to lower volumes driven by weather and lower demand	$(11.3)	$(32.1)
Decrease due to higher defined benefit plan costs driven by increase in interest cost	(4.3)	(8.6)
Decrease due to higher depreciation expense from additional assets placed in service	(4.2)	(8.0)
Increase in TDSIC rider revenues	5.8	12.4
Increase due to lower operation and maintenance expenses, primarily lower contracted service expenses	19.7	8.6
Other	3.1	1.2
Net change in income / (loss) before income tax	$8.8	$(26.5)

See "Results of Operations" below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended				Six Months Ended
	June 30,				June 30,
$ in Thousands	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

REVENUES	$396,307	$389,614	$6,693	1.7%	$887,693	$813,725	$73,968	9.1%

OPERATING COSTS AND EXPENSES:
Fuel	125,436	99,918	25,518	25.5%	315,166	204,060	111,106	54.4%
Power purchased	36,772	46,620	(9,848)	(21.1)%	86,662	94,505	(7,843)	(8.3)%
Operation and maintenance	117,629	139,543	(21,914)	(15.7)%	235,528	250,556	(15,028)	(6.0)%
Depreciation and amortization	70,419	66,266	4,153	6.3%	140,271	132,286	7,985	6.0%
Taxes other than income taxes	5,990	10,557	(4,567)	(43.3)%	13,420	22,316	(8,896)	(39.9)%
Other, net	—	—	—	—%	—	(3,201)	3,201	(100.0)%
Total operating costs and expenses	356,246	362,904	(6,658)	(1.8)%	791,047	700,522	90,525	12.9%

OPERATING INCOME	40,061	26,710	13,351	50.0%	96,646	113,203	(16,557)	(14.6)%

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	2,385	1,686	699	41.5%	3,955	3,374	581	17.2%
Interest expense	(35,196)	(32,220)	(2,976)	9.2%	(70,039)	(63,922)	(6,117)	9.6%
Other income, net	403	2,631	(2,228)	(84.7)%	1,420	5,838	(4,418)	(75.7)%
Total other expense, net	(32,408)	(27,903)	(4,505)	16.1%	(64,664)	(54,710)	(9,954)	18.2%

INCOME / (LOSS) BEFORE INCOME TAX	7,653	(1,193)	8,846	(741.5)%	31,982	58,493	(26,511)	(45.3)%

Less: income tax (benefit) / expense	(353)	(241)	(112)	46.5%	4,861	12,254	(7,393)	(60.3)%
NET INCOME / (LOSS)	8,006	(952)	8,958	(941.0)%	27,121	46,239	(19,118)	(41.3)%

Less: dividends on preferred stock	—	804	(804)	(100.0)%	—	1,607	(1,607)	(100.0)%
NET INCOME / (LOSS) APPLICABLE TO COMMON STOCK	$8,006	$(1,756)	$9,762	(555.9)%	$27,121	$44,632	$(17,511)	(39.2)%

Revenues

Revenues during the three and six months ended June 30, 2023 increased $6.7 million and $74.0 million, respectively, compared to the same periods in 2022, which resulted from the following changes (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues:
Retail revenues	$381,898	$364,241	$17,657	4.8%	$842,513	$773,891	$68,622	8.9%
Wholesale revenues	9,444	21,476	(12,032)	(56.0)%	33,695	33,317	378	1.1%
Miscellaneous revenues	4,965	3,897	1,068	27.4%	11,485	6,517	4,968	76.2%
Total revenues	$396,307	$389,614	$6,693	1.7%	$887,693	$813,725	$73,968	9.1%

Heating degree days:
Actual	457	496	(39)	(7.9)%	2,724	3,283	(559)	(17.0)%
30-year average	496	500			3,234	3,259

Cooling degree days:
Actual	309	413	(104)	(25.2)%	309	413	(104)	(25.2)%
30-year average	347	346			350	349

The following table presents additional data on kWh sold:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	kWh Change	% Change	2023	2022	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,024	1,107	(83)	(7.5)%	2,366	2,707	(341)	(12.6)%
Small commercial and industrial	398	430	(32)	(7.4)%	849	917	(68)	(7.4)%
Large commercial and industrial	1,476	1,525	(49)	(3.2)%	2,893	2,958	(65)	(2.2)%
Public lighting	3	4	(1)	(25.0)%	8	9	(1)	(11.1)%
Sales – retail customers	2,901	3,066	(165)	(5.4)%	6,116	6,591	(475)	(7.2)%
Wholesale	277	318	(41)	(12.9)%	986	532	454	85.3%
Total kWh sold	3,178	3,384	(206)	(6.1)%	7,102	7,123	(21)	(0.3)%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended June 30, 2023 as compared to the same period in the prior year:
The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the six months ended June 30, 2023 as compared to the same period in the prior year:

During the three months ended June 30, 2023, revenues increased $6.7 million to $396.3 million compared to $389.6 million in the same period of the prior year, and during the six months ended June 30, 2023, revenues increased $74.0 million to $887.7 million compared to $813.7 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenues shown below:

$ in millions	Three Months Ended June 30, 2023 vs. 2022	Six Months Ended June 30, 2023 vs. 2022
Retail revenues:

Volume:
Net decrease in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period	$(20.2)	$(58.3)
Price:
Net increase in the weighted average price of retail kWh sold primarily due to higher fuel revenues, as well as higher TDSIC and Off System Sales Margin rider revenues	36.6	124.3

Other:	1.2	2.6

Net change in retail revenues	17.6	68.6

Wholesale revenues:

Volume:
Net (decrease)/increase in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	(2.7)	28.4
Price:
Net decrease in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	(9.3)	(28.0)

Net change in wholesale revenues	(12.0)	0.4

Miscellaneous revenues
Mostly due to increase in capacity revenues of $1.6 million and $6.4 million for the three and six months ended June 30, 2023 compared to the same periods in the prior year, respectively, due to significantly higher clearing prices in the 2022-2023 MISO auction	1.1	5.0

Net change in revenues	$6.7	$74.0

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating costs and expenses:
Fuel	$125,436	$99,918	$25,518	25.5%	$315,166	$204,060	$111,106	54.4%
Power purchased	36,772	46,620	(9,848)	(21.1)%	86,662	94,505	(7,843)	(8.3)%
Operation and maintenance	117,629	139,543	(21,914)	(15.7)%	235,528	250,556	(15,028)	(6.0)%
Depreciation and amortization	70,419	66,266	4,153	6.3%	140,271	132,286	7,985	6.0%
Taxes other than income taxes	5,990	10,557	(4,567)	(43.3)%	13,420	22,316	(8,896)	(39.9)%
Other, net	—	—	—	—	—	(3,201)	3,201	(100.0)%
Total operating costs and expenses	$356,246	$362,904	$(6,658)	(1.8)%	$791,047	$700,522	$90,525	12.9%

Fuel

The increases in fuel costs of $25.5 million and $111.1 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended June 30, 2023 vs. 2022	Six Months Ended June 30, 2023 vs. 2022
Volume:
Coal	$(13.9)	$(34.9)
Natural gas	48.7	104.0
Oil	(0.4)	—
Net change in volume	34.4	69.1
Price:
Coal	1.3	4.6
Natural gas	(80.8)	(108.1)
Oil	—	0.2
Deferred fuel	70.6	145.3
Net change in price	(8.9)	42.0

Net change in fuel expense	$25.5	$111.1

The increases in volume during 2023 are primarily due to higher unit availability due to the timing and duration of outages, primarily an extended outage at the Eagle Valley CCGT that began in April 2021 until mid-March 2022. The changes in the price of fuel are reflective of market prices for coal and natural gas. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The decreases in power purchased of $9.8 million and $7.8 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended June 30, 2023 vs. 2022	Six Months Ended June 30, 2023 vs. 2022
Volume:
Net change in the volume of power purchased primarily due to AES Indiana's generation units running more frequently, as well as the timing and duration of outages, during these respective periods	$(15.9)	$(44.1)
Price:
Market prices	(26.1)	(21.0)
Deferred purchased power	34.6	57.2
Net change in price	8.5	36.2

Other, net	(2.4)	0.1

Net change in power purchased costs	$(9.8)	$(7.8)

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

Operation and Maintenance

The decreases in Operation and maintenance of $21.9 million and $15.0 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended June 30, 2023 vs. 2022	Six Months Ended June 30, 2023 vs. 2022
Decrease in contracted services expenses primarily due to lower generation maintenance and outage costs	$(15.1)	$(9.4)
Decrease in DSM program costs (these program costs are recoverable through customer rates and are offset by a decrease in DSM revenues)	(2.2)	(6.4)
Decrease in compensation and benefit expenses, primarily health insurance costs	(6.0)	(7.3)
Increase in charges from the Service Company	2.0	5.4
Other, net	(0.6)	2.7
Net change in operation and maintenance costs	$(21.9)	$(15.0)

Depreciation and Amortization

The increases in Depreciation and amortization expense of $4.2 million and $8.0 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year were mostly attributed to the impact of additional assets placed in service.

Taxes Other Than Income Taxes

The decreases in Taxes other than income taxes of $4.6 million and $8.9 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year were mostly attributed to the repeal of the URT. For further discussion, please see Note 2, "Regulatory Matters - House Bill 1002" to the Financial Statements of IPALCO’s 2022 Form 10-K.

Other, Net

The changes in Other, net of $0.0 million and $3.2 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year were primarily due to a gain on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition.

Other Income / (Expense), Net

The following table illustrates our changes in Other income / (expense), net during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other income/(expense), net
Allowance for equity funds used during construction	$2,385	$1,686	$699	41.5%	$3,955	$3,374	$581	17.2%
Interest expense	(35,196)	(32,220)	(2,976)	9.2%	(70,039)	(63,922)	(6,117)	9.6%
Other income, net	403	2,631	(2,228)	(84.7)%	1,420	5,838	(4,418)	(75.7)%
Total other income/(expense), net	$(32,408)	$(27,903)	$(4,505)	16.1%	$(64,664)	$(54,710)	$(9,954)	18.2%

Interest Expense

The increases in Interest expense of $3.0 million and $6.1 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year were primarily due to (i) higher interest expense on debt of $4.0 million and $8.6 million, respectively (mostly due to the debt issuance of $350 million AES Indiana first mortgage bonds in November 2022), partially offset by (ii) increases in the allowance for borrowed funds used during construction of $0.8 million and $2.4 million, respectively.

Other Income, Net

The decreases in Other income, net of $2.2 million and $4.4 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year were primarily due to (i) increases in defined benefit plan costs of $4.3 million and $8.6 million, respectively (mostly as a result of higher interest cost), partially offset by (ii) increases in investment income of $2.0 million and $4.3 million, respectively.

Income Tax (Benefit) / Expense

The following table illustrates our changes in Income tax (benefit) / expense during the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income tax (benefit) / expense	$(353)	$(241)	$(112)	46.5%	$4,861	$12,254	$(7,393)	(60.3)%

The decreases in Income tax (benefit) / expense of $0.1 million and $7.4 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of the prior year were primarily due to lower pre-tax income versus the comparable period.

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

Operational

Trade Restrictions and Supply Chain

On March 29, 2022, the U.S. Department of Commerce (“Commerce”) announced the initiation of an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand and Vietnam are circumventing antidumping and countervailing duty orders on solar cells and panels from China. This investigation resulted in disruptions to the import of solar panels from Southeast Asia. On June 6, 2022, President Biden issued a Proclamation waiving any tariffs that result from this investigation for a 24-month period. Since President Biden’s Proclamation, suppliers in Southeast Asia have imported panels again to the U.S. On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four South Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to many but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers were manufactured outside of China or if no more than two out of six specifically identified components were produced in China. These preliminary determinations could be modified and final determinations from Commerce are currently expected in August 2023. Additionally, certain suppliers have been blocked from importing solar cells and panels to the U.S. under the Uyghur Forced Labor Prevention Act (UFLPA). The UFLPA seeks to block the import of products made with forced labor in certain areas of China. We are monitoring the impacts of these matters on AES Indiana's solar projects.

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

We account for renewable projects according to GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity partners at the time of its creation, which for projects utilizing the ITC, is in the quarter the project begins commercial operation. For projects utilizing the PTC, this value is recognized over 10 years as the facility produces energy.

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

Inflation

In the markets in which we operate, there have been higher rates of inflation recently. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our construction projects. AES Indiana may have the ability to recover operations and maintenance costs through the regulatory process, however, timing impacts on recovery may vary. In addition, the cost of fuel, specifically coal and natural gas, continues to be volatile into 2023. Our exposure to fluctuations in the price of fuel is limited because of our FAC. If we are unable to timely or fully recover our fuel and purchased power costs, however, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Reference Rate Reform

As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Trends and Uncertainties - Macroeconomic and Political - Reference Rate Reform" of IPALCO's 2022 Form 10-K, in July 2017, the United Kingdom Financial Conduct Authority announced that it intends to phase out LIBOR. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. The ICE Benchmark Association ceased publication of the one-month, three-month, six-month, and 12-month USD LIBOR rates on June 30, 2023. We held derivative contracts that used LIBOR as an interest rate benchmark. Interest rate derivatives address the LIBOR transition through the adoption of the ISDA 2020 IBOR Fallbacks Protocol and subsequent amendments.

Bipartisan Infrastructure Law (Infrastructure Investment and Jobs Act)

In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over the next five years across the United States. The BIL’s energy-related provisions include new federal funding for power grid infrastructure and resiliency investments, new and existing energy efficiency and weatherization programs, electric vehicle infrastructure for public chargers and additional Low Income Home Energy Assistance Program funding. AES Indiana is participating as a sub-recipient for a Department of Energy Office of Energy Efficiency and Renewable Energy Topic 2 award and has identified other potential opportunities associated with the BIL and is submitting concept papers and grants for those that align with its strategy going forward.

Regulatory

Regulatory Rate Review

On June 28, 2023, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. AES Indiana's proposed revenue increase was $134 million annually, or 8.9%. We expect to receive an order from the IURC by the end of the second quarter of 2024.

2022 IRP

AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas by the end of 2025. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. For further discussion, see Note 2, "Regulatory Matters - Replacement Generation" to the Financial Statements of this Form 10-Q and Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements included in IPALCO’s 2022 Form 10-K.

Please see Note 2, "Regulatory Matters" to the Financial Statements included in this Form 10-Q and Note 2, “Regulatory Matters” to the Financial Statements included in IPALCO’s 2022 Form 10-K for further discussion of these and other regulatory matters.

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

In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to the EPA without vacatur. On May 22, 2020, the EPA published a final finding that it is not “appropriate and necessary” to regulate hazardous air pollutant emissions from coal- and oil-fired EGUs (reversing its prior 2016 finding), but that the EPA would not remove the source category from the CAA Section 112(c) list of source categories and would not change the MATS requirements. On March 6, 2023, the EPA published a final rule to revoke its May 2020 finding and reaffirm its 2016 finding that it is appropriate and necessary to regulate these emissions. On April 24, 2023, EPA published the proposed MATS Risk and Technology Review (RTR) Rule to lower certain emissions limits and revise certain other aspects of MATS. We are still reviewing the proposal. However, the existing requirements of MATS and the proposed requirements of MATS RTR Rule would not apply to AES Indiana upon conversion of the remaining two coal-fired units at Petersburg to natural gas.

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

On May 18, 2023, EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule to include inactive surface impoundments at inactive generating facilities as well as additional inactive and closed landfills and certain other accumulations of CCR. We are still reviewing the proposal and it is too early to determine the potential impact.

The CCR Rule, current or proposed amendments to the CCR Rule, Indiana CCR regulations, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, "Property, Plant and Equipment - ARO" and
Note 10, "Commitments and Contingencies - Coal Ash Insurance Litigation" to the Financial Statements of IPALCO’s 2022 Form 10-K for further discussion.

Environmental Wastewater Requirements

In November 2015, the EPA published its final Steam Effluent Limitation Guidelines (ELG) rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology applications. In 2020, EPA issued a final rule, known as the 2020 Reconsideration Rule, revising certain aspects of the 2015 ELG rule. Wastewater treatment technologies already installed and operated at Petersburg met the requirements of these rules. Following the 2019 U.S. Court of Appeals vacature and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, EPA published a proposed rule revising the 2020 Reconsideration Rule. The proposed rule would establish new best available technology economically achievable effluent limits for flue gas desulfurization wastewater, bottom ash treatment water, and combustion residual leachate. It is too early to determine whether any outcome of this proposed rule, litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

National Pollutant Discharge Elimination System (NPDES) permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Section 402 of the Federal Water Pollution Control Act. In 2017, IDEM issued to Eagle Valley a NPDES permit regulating water discharges associated with operation of its CCGT. As part of the normal course of business, AES Indiana submitted a timely application for renewal for the Eagle Valley NPDES permit, and on March 31, 2023, IDEM issued the renewal NPDES permit. On April 17, 2023, a third party filed an appeal of Eagle Valley’s NPDES renewal permit. AES Indiana contends that the renewal permit was validly issued, and the permit remains in effect. AES Indiana is unable to predict the outcome of the appeal, but depending on the results, it could have an adverse effect on the Company.

In 2017, IDEM also issued to Harding Street a NPDES permit regulating water discharges associated with operation of its natural gas-fired power plant. As part of the normal course of business, AES Indiana submitted a timely application for renewal for the Harding Street NPDES permit, and on May 25, 2023, IDEM issued a proposed NPDES permit for public comment. The proposed permit includes new requirements that could result in the need for AES Indiana to take additional actions to ensure compliance with the proposed permit. It is too early to determine the potential impact, but the permit could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

Regulation of Water Discharge

In June 2015, the EPA and the U.S. Army Corps of Engineers ("the agencies") published a rule defining federal jurisdiction over waters of the U.S., known as the "Waters of the U.S." ("WOTUS") rule. This rule, which initially became effective in August 2015, could expand or otherwise change the number and types of waters or features subject to CWA permitting. However, after repealing the 2015 WOTUS rule on October 22, 2019, the agencies, on
April 21, 2020, issued the final “Navigable Waters Protection” ("NWP") rule which again revised the definition of waters of the U.S. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating, on a nationwide basis, and remanding the NWP Rule. The agencies again interpreted waters of the U.S. consistent with the pre-2015 regulatory regime. On January 18, 2023, the agencies published a final rule restoring regulations such that the waters of the U.S. were defined as they were prior to 2015 but with updates intended to be consistent with relevant prior Supreme Court decisions. On April 12, 2023, the U.S. District Court for the District of North Dakota granted a motion which enjoined the agencies from implementing the 2023 final rule interpretation of the scope of waters of the U.S. resulting in the pre-2015 regulatory regime applying in a group of states, including Indiana.

The scope of waters of WOTUS has also been addressed by the U.S Supreme Court. On January 24, 2022, the U.S. Supreme Court granted certiorari on a wetlands case (Sackett v. EPA) on the limited question of: “whether the Ninth Circuit set forth the proper test for determining whether wetlands are ‘waters of the United States’ under the Clean Water Act.” The Ninth Circuit employed Justice Kennedy’s “significant nexus” test from his concurring opinion in the 2006 Rapanos v. United States decision; the plurality opinion in Rapanos required a water body to have a “continuous surface connection” with a water of the U.S. in order to be considered a wetland covered by the CWA. On May 25, 2023, U.S. Supreme Court issued a decision upholding the Rapanos “continuous surface connection” and rejected the “significant nexus” standard, and determined that only wetlands that have a continuous surface connection to a traditional interstate navigable water are included in the definition of WOTUS. The agencies announced plans to issue a new WOTUS rule in light of the Sackett decision.

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

•The geographic scope of legislation and/or regulation (e.g., international, federal, regional, state), which entities are subject to the legislation and/or regulation (e.g., electricity generators, load-serving entities, electricity deliverers, etc.), the enactment date of the legislation and/or regulation and the compliance deadlines set forth therein;
•The level of reductions of GHGs being sought by the regulation and/or legislation (e.g., 10%, 20%, 50%, etc.) and the year selected as a baseline for determining the amount or percentage of mandated GHG reduction (e.g., 10% reduction from 1990 emission levels, 20% reduction from 2000 emission levels, etc.);
•The legislative and/or regulatory structure (e.g., a GHG cap-and-trade program, a carbon tax, GHG emission limits, etc.);
•In any cap-and-trade program, the mechanism used to determine the price of emission allowances or offsets to be auctioned by designated governmental authorities or representatives;
•The price of offsets and emission allowances in the secondary market, including any price floors or price caps on the costs of offsets and emission allowances;
•The operation of and emissions from regulated units;
•The permissibility of using offsets to meet reduction requirements and the requirements of such offsets (e.g., type of offset projects allowed, the amount of offsets that can be used for compliance purposes, any geographic limitations regarding the origin or location of creditable offset projects), as well as the methods required to determine whether the offsets have resulted in reductions in GHG emissions and that those reductions are permanent (i.e., the verification method);
•Whether the use of proceeds of any auction conducted by responsible governmental authorities is reinvested in developing new energy technologies, is used to offset any cost impact on certain energy consumers or is used to address issues unrelated to power; How the price of electricity is determined, including whether the price includes any costs resulting from any new climate change legislation and the potential to transfer compliance costs pursuant to legislation, market or contract, to other parties;
•Any impact on fuel demand and volatility that may affect the market clearing price for power;
•The effects of any legislation or regulation on the operation of power generation facilities that may in turn affect reliability;
•The availability and cost of carbon control technology;
•Whether any federal legislation regulating GHG emissions will preclude the EPA from regulating GHG emissions under the CAA or preempt private nuisance suits or other litigation by third parties;
•Any opportunities to change the use of fuel at the generation facilities or opportunities to increase efficiency; and
•Our ability to recover any resulting costs from our customers and the timing of such recovery.

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

The final NSPS for CO2 emissions from new, modified and reconstructed fossil-fuel-fired power plants were published in the Federal Register on October 23, 2015. Several states and industry groups challenged the NSPS for
CO2 in the D.C. Circuit Court. On December 20, 2018, the EPA published proposed revisions to the final NSPS for new, modified and reconstructed coal-fired electric utility steam generating units. The EPA proposed that the Best System of Emissions Reduction (BSER) for these units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and sub-critical steam conditions for smaller units, and not partial carbon capture and sequestration (CCS), which had been the BSER for these units in the 2015 final NSPS. The
EPA did not include revisions for natural-gas combined cycle or simple cycle units in the December 20, 2018 proposal. Challenges to the GHG NSPS remain held in abeyance at this time. On May 23, 2023, EPA published a proposed rule that would establish CO2 emissions limits for certain new fossil-fuel fired stationary combustion turbines that commence construction or are modified after May 23, 2023.

On July 8, 2019, the EPA published the final ACE Rule which would have established CO2 emission rules for existing coal-fired power plants under CAA Section 111(d) and would have replaced the EPA's 2015 CPP, which among other things, had called on states to mandate that power companies shift electricity generation to lower or zero carbon fuel sources. However, on January 19, 2021, the D.C. Circuit vacated and remanded to EPA the ACE Rule. Subsequently, on June 30, 2022, the U.S. Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion, holding that the “generation shifting” approach in the CPP exceeded the authority granted to EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 U.S. Supreme Court decision, on October 27, 2022, the D.C. Circuit issued a partial mandate holding pending challenges to the ACE Rule in abeyance while EPA develops a replacement rule. On May 23, 2023, EPA published a proposed rule that would vacate the ACE Rule, establish emissions guidelines in the form of CO2 emissions limitations for certain existing EGUs and would require states to develop State Plans that establish standards of performance for such EGUs that are at least as stringent as EPA’s emissions guidelines. Depending on various EGU-specific factors, the bases of proposed emissions guidelines range from routine methods of operations to carbon capture and sequestration or co-firing low-GHG hydrogen starting in the 2030s.

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

On June 5, 2023, the EPA published a final Federal Implementation Plan ("FIP") to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule establishes a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and is expected to become effective during 2023. The FIP also includes enhancements in the revised Group 3 trading program which include a dynamic budget setting process beginning in 2026, annual recalibration of the allowance bank to reflect changes to affected sources, a daily backstop emissions rate limit for certain coal-fired electric generating units beginning in 2024, and a secondary emissions limit prohibiting certain emissions associated with state assurance levels.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of June 30, 2023, we had unrestricted cash and cash equivalents of $92.2 million and available borrowing capacity of $350 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 26, 2024. In November 2021, AES Indiana received an order from the IURC granting authority through December 31, 2024 to, among other things, issue up to $740 million in aggregate principal amount of long-term debt, of which $390 million remains available under the order as of June 30, 2023. This order also grants authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $400 million remains available under the order as of June 30, 2023. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of June 30, 2023. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash provided by operating activities	$290,926	$130,469	$160,457
Net cash used in investing activities	(333,031)	(258,727)	(74,304)
Net cash provided by (used in) financing activities	(67,265)	138,172	(205,437)
Net change in cash and cash equivalents	(109,370)	9,914	(119,284)
Cash, cash equivalents and restricted cash at beginning of period	201,553	6,917	194,636
Cash, cash equivalents and restricted cash at end of period	$92,183	$16,831	$75,352

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Net income	$27,121	$46,239	$(19,118)
Depreciation and amortization	140,271	132,286	7,985
Deferred income taxes and investment tax credit adjustments - net	33,750	(6,799)	40,549
Other adjustments to net income	(2,036)	(1,383)	(653)
Net income, adjusted for non-cash items	199,106	170,343	28,763
Net change in operating assets and liabilities(1)	91,820	(39,874)	131,694
Net cash provided by operating activities	$290,926	$130,469	$160,457

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was driven by changes in the following (in thousands):

Increase from short-term and long-term regulatory assets and liabilities is primarily due to higher FAC collections in the current year	$173,343
Increase from accounts receivable due to higher revenues and timing of the collections	48,145
Decrease from accounts payable due to the timing of vendor payments	(37,320)
Decrease in accrued taxes due to an increase in deferred taxes mainly driven by the gross tax loss created by Petersburg Unit 2 retirement	(26,034)
Decrease from prepaids mainly due to advanced capacity purchase in 2023	(11,178)
Other	(15,262)
Net change in operating assets and liabilities	$131,694

Investing Activities

Net cash used in investing activities increased $74.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures due to higher T&D maintenance related capital expenditures and growth related capital expenditures primarily from TDSIC Plan	$(79,437)
Other	5,133
Net change in investing activities	$(74,304)

Financing Activities

Net cash provided by financing activities increased $205.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which was primarily driven by (in thousands):

Decrease in short term borrowings due to no debt issuances by IPALCO in 2023	$(200,000)
Decrease in net borrowings under revolving credit facilities due to lower net draws on AES Indiana's line of credit in 2023	$(10,000)
Other	4,563
Net change in financing activities	$(205,437)

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

Line of Credit

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at June 30, 2023
AES Indiana	Revolving	December 2027	$350.0	$350.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2023 through 2025 (including amounts already expended in the first six months of 2023) is currently estimated to cost approximately $2.6 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2023	2024	2025	from 2023 through 2025
Transmission and distribution related additions, improvements and extensions	$168	$158	$163	$489	(1)
TDSIC Plan investments	193	189	212	594	(2)
Power generation and replacement capacity related projects	514	580	356	1,450	(3)
Other miscellaneous equipment	48	28	23	99
Total estimated costs of capital expenditure program	$923	$955	$754	$2,632

(1) Additions, improvements and extensions to AES Indiana's transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

(2) Includes spending under AES Indiana's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through June 30, 2023 were $584.6 million.

(3) Includes spending for AES Indiana's power generation and renewable energy projects

The amounts described in the capital expenditure program above include spending under AES Indiana's 2022 IRP filed with the IURC in December 2022 for the three-year period from 2023 through 2025, including updated capital spending for new agreements executed in 2023 and pending regulatory approval. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of IPALCO's 2022 10-K for further discussion. Additionally, estimated capital expenditure spending on environmental compliance costs for the three-year period from 2023 through 2025 includes plans to spend approximately $2.7 million for studies related to cooling water intake requirements in section 316(b) of the CWA. Please see “Item 1. Business - Environmental Matters - Cooling Water Intake Regulations" of IPALCO's 2022 Form 10-K for additional details.

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
(b) Ratings relate to AES Indiana's first mortgage bonds.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first six months of 2023 and 2022, IPALCO paid $66.9 million and $69.9 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, "Overview and Summary of Significant Accounting Policies" of IPALCO's 2022 Form 10-K. The Company’s critical accounting estimates are described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in IPALCO's 2022 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in IPALCO's 2022 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2023, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Please see Note 2, "Regulatory Matters" and Note 8, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2022 and Form 10-Q for the quarter ended March 31, 2023 and the Notes to IPALCO's Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

IPALCO ENTERPRISES, INC.

Date:	August 3, 2023	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2023	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(Principal Accounting Officer)