Form 10-Q
period 2023-09-30
IPALCO ENTERPRISES, INC.
filed 2023-11-02
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

At November 2, 2023, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2023

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

We encourage investors, the media, our customers and others interested in the Company to review the information we post at https://www.aesindiana.com. None of the information on our website is incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any reference to our website is intended to be an inactive textual reference only.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2022 Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2022 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2023 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in "Part II - Item 1A. Risk Factors", Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Thousands)
REVENUES	$402,887	$494,194	$1,290,580	$1,307,919

OPERATING COSTS AND EXPENSES:
Fuel	96,698	188,437	411,864	392,497
Power purchased	35,748	57,386	122,410	151,891
Operation and maintenance	120,858	116,969	356,386	367,525
Depreciation and amortization	72,021	66,810	212,292	199,096
Taxes other than income taxes	6,359	5,348	19,779	27,664
Other, net	—	—	—	(3,201)
Total operating costs and expenses	331,684	434,950	1,122,731	1,135,472

OPERATING INCOME	71,203	59,244	167,849	172,447

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	3,134	1,408	7,089	4,782
Interest expense	(34,471)	(32,630)	(104,510)	(96,552)
Other (expense) / income, net	(633)	2,836	787	8,674
Total other expense, net	(31,970)	(28,386)	(96,634)	(83,096)

INCOME BEFORE INCOME TAX	39,233	30,858	71,215	89,351

Less: income tax expense	3,802	6,020	8,663	18,274
NET INCOME	35,431	24,838	62,552	71,077

Less: dividends on preferred stock	—	803	—	2,410
NET INCOME APPLICABLE TO COMMON STOCK	$35,431	$24,035	$62,552	$68,667

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Thousands)
Net income	$35,431	$24,838	$62,552	$71,077

Derivative activity:
Change in derivative fair value, net of income tax effect of $(2,477), $(4,349), $(2,425) and $(15,767), for each respective period	7,482	13,136	7,325	47,627
Reclassification to earnings, net of income tax effect of $(449), $(449), $(1,348) and $(1,348), for each respective period	1,358	1,358	4,073	4,073
Net change in fair value of derivatives	8,840	14,494	11,398	51,700

Other comprehensive income	8,840	14,494	11,398	51,700

Less: dividends on preferred stock	—	803	—	2,410

Comprehensive income	$44,271	$38,529	$73,950	$120,367

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2023	2022
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,537	$201,548
Accounts receivable, net of allowance for credit losses of $1,064 and $1,117, respectively	184,323	216,523
Inventories	146,396	123,608
Regulatory assets, current	70,578	119,723
Taxes receivable	42,072	18,000
Derivative assets, current	24,273	7,545
Prepayments and other current assets	29,610	19,882
Total current assets	518,789	706,829
NON-CURRENT ASSETS:
Property, plant and equipment	6,722,783	6,982,314
Less: Accumulated depreciation	2,891,090	3,243,968
	3,831,693	3,738,346
Construction work in progress	450,059	294,985
Total net property, plant and equipment	4,281,752	4,033,331
OTHER NON-CURRENT ASSETS:
Intangible assets - net	220,471	138,978
Regulatory assets, non-current	567,525	593,939
Pension plan assets	32,161	33,611
Derivative assets, non-current	—	12,172
Other non-current assets	112,591	70,354
Total other non-current assets	932,748	849,054
TOTAL ASSETS	$5,733,289	$5,589,214
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Note 5)	$479,273	$—
Accounts payable	206,295	189,845
Accrued taxes	26,443	22,474
Accrued interest	44,772	33,447
Customer deposits	36,732	35,097
Regulatory liabilities, current	53,073	23,348
Accrued and other current liabilities	19,471	19,014
Total current liabilities	866,059	323,225
NON-CURRENT LIABILITIES:
Long-term debt (see Note 5)	2,616,217	3,016,810
Deferred income tax liabilities	359,588	312,641
Regulatory liabilities, non-current	568,646	612,585
Accrued other postretirement benefits	3,027	3,085
Asset retirement obligations	216,791	218,729
Other non-current liabilities	5,366	11,621
Total non-current liabilities	3,769,635	4,175,471
Total liabilities	4,635,694	4,498,696
COMMITMENTS AND CONTINGENCIES (see Note 8)
SHAREHOLDERS' EQUITY:
Paid in capital	1,021,968	1,068,357
Accumulated other comprehensive income	33,667	22,269
Retained earnings / (Accumulated deficit)	41,960	(108)
Total shareholders' equity	1,097,595	1,090,518
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,733,289	$5,589,214

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2023	2022
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,552	$71,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,292	199,096
Amortization of deferred financing costs and debt discounts	2,889	2,898
Deferred income taxes and investment tax credit adjustments - net	32,735	(11,137)
Allowance for equity funds used during construction	(7,089)	(4,782)
Change in certain assets and liabilities:
Accounts receivable	32,200	(27,892)
Inventories	(30,264)	(35,826)
Prepayments and other current assets	(9,728)	2,755
Accounts payable	(28,669)	25,619
Accrued and other current liabilities	2,137	4,631
Accrued taxes payable/receivable	(20,103)	1,291
Accrued interest	11,325	12,588
Pension and other postretirement benefit assets and liabilities	1,390	(6,404)
Current and non-current regulatory assets and liabilities	100,822	8,299
Other non-current liabilities	(9,226)	(11,934)
Other - net	(6,176)	(3,743)
Net cash provided by operating activities	347,087	226,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(453,671)	(368,636)
Project development costs	(4,589)	(1,435)
Cost of removal payments, net of salvage	(36,749)	(23,075)
Insurance proceeds	4,900	—
Purchase of intangible assets	(44,650)	—
Other	—	(552)
Net cash used in investing activities	(534,759)	(393,698)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	75,000	300,000
Repayments under revolving credit facilities	—	(225,000)
Short-term borrowings	—	200,000
Distributions to shareholders	(66,941)	(101,986)
Preferred dividends of subsidiary	—	(2,410)
Deferred financing costs paid	(85)	(258)
Other	(313)	(34)
Net cash provided by financing activities	7,661	170,312
Net change in cash, cash equivalents and restricted cash	(180,011)	3,150
Cash, cash equivalents and restricted cash at beginning of period	201,553	6,917
Cash, cash equivalents and restricted cash at end of period	$21,542	$10,067

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$82,541	$75,783
Income taxes	$—	$31,000
Non-cash investing activities:
Accruals for capital expenditures	$106,674	$53,540
Changes to right-of-use assets - finance leases	$983	$(3,402)
Non-cash financing activities:
Changes to financing lease liabilities	$(1,408)	$(3,402)

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Common Shareholders' Equity
and Cumulative Preferred Stock of Subsidiary
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)
	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings /(Accumulated Deficit)	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary(1)
	(In Thousands)
2023
Beginning Balance	$1,068,357	$22,269	$(108)	$1,090,518	$—
Net income	—	—	19,115	19,115	—
Other comprehensive loss	—	(7,174)	—	(7,174)	—
Distributions to shareholders(2)	(12,280)	—	(19,115)	(31,395)	—
Other	31	—	—	31	—
Balance at March 31, 2023	$1,056,108	$15,095	$(108)	$1,071,095	$—
Net income	—	—	8,006	8,006	—
Other comprehensive income	—	9,732	—	9,732	—
Distributions to shareholders(2)	(34,177)	—	(1,369)	(35,546)	—
Other	16	—	—	16	—
Balance at June 30, 2023	$1,021,947	$24,827	$6,529	$1,053,303	$—
Net income	—	—	35,431	35,431	—
Other comprehensive income	—	8,840	—	8,840	—
Other	21	—	—	21	—
Balance at September 30, 2023	$1,021,968	$33,667	$41,960	$1,097,595	$—

2022
Beginning Balance	$848,565	$(29,407)	$(24,558)	$794,600	$59,784
Net income	—	—	46,388	46,388	803
Other comprehensive income	—	16,923	—	16,923	—
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders	—	—	(35,805)	(35,805)	—
Other	26	—	—	26	—
Balance at March 31, 2022	$848,591	$(12,484)	$(13,975)	$822,132	$59,784
Net (loss) / income	—	—	(1,756)	(1,756)	804
Other comprehensive income		20,283		20,283	—
Preferred stock dividends	—	—	—	—	(804)
Distributions to shareholders(2)	(25,297)	—	(8,827)	(34,124)	—
Other	27	—	—	27	—
Balance at June 30, 2022	$823,321	$7,799	$(24,558)	$806,562	$59,784
Net income	—	—	24,035	24,035	803
Other comprehensive income	—	14,494	—	14,494	—
Preferred stock dividends	—	—	—	—	(803)
Distributions to shareholders(2)	(8,022)	—	(24,035)	(32,057)	—
Other	29	—	—	29	—
Balance at September 30, 2022	$815,328	$22,293	$(24,558)	$813,063	$59,784

1) I (1) All of AES Indiana's preferred stock was redeemed on December 30, 2022.
(2) IPALCO made return of capital payments of $46.5 million and $33.3 million during the nine months ended September 30, 2023 and 2022, respectively, for the portion of current year distributions to shareholders in excess of current year net income at the time of distribution.

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 521,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana owns and operates four generating stations, all within the state of Indiana. AES Indiana’s largest generating station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas by the end of 2025 (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP" to IPALCO’s 2022 Form 10-K). The second largest station, Harding Street, uses natural gas and fuel oil to power steam and combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of September 30, 2023, AES Indiana’s net electric generation capacity for winter is 3,070 MW and net summer capacity is 2,925 MW. On December 17, 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills Solar Project"). As amended in December 2022 and approved by the IURC in August 2023, the Hardy Hills Solar Project is now expected to be completed in 2024. On August 31, 2023, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, completed the acquisition of Petersburg Energy Center, LLC, including the development of a 250 MW solar and 180 MWh energy storage facility (the "Petersburg Energy Center Project"). As amended in October 2022 and approved by the IURC in May 2023, the Petersburg Energy Center Project is now expected to be completed in 2025.

Consolidation

The accompanying Financial Statements include the accounts of IPALCO Enterprises, Inc., AES Indiana and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated in consolidation.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of expected results for the year ending December 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto, which are included in IPALCO's 2022 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2023	2022
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$21,537	$201,548
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$21,542	$201,553

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
	(In Thousands)
Accounts receivable, net
Customer receivables	$110,746	$125,540
Unbilled revenues	54,219	74,488
Amounts due from affiliates	3,742	239
Other	16,680	17,373
Allowance for credit losses	(1,064)	(1,117)
Total accounts receivable, net	$184,323	$216,523

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2023 and 2022, respectively:

	For the Nine Months Ended September 30,
$ in Thousands	2023	2022
Allowance for credit losses:
Beginning balance	$1,117	$647
Current period provision	5,536	4,046
Write-offs charged against allowances	(6,940)	(5,049)
Recoveries collected	1,351	1,201
Ending Balance	$1,064	$845

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

Inventories

The following table summarizes our inventories balances at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
	(In Thousands)
Inventories
Fuel	$80,162	$60,497
Materials and supplies, net	66,234	63,111
Total inventories	$146,396	$123,608

ARO

AES Indiana’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability for the nine months ended September 30, 2023 and 2022, respectively:

	For the Nine Months Ended September 30,
	2023	2022
	(In Thousands)
Balance as of January 1	$218,729	$189,509
Liabilities incurred	656	1,362
Liabilities settled	(9,946)	(20,421)
Revisions to cash flow and timing estimates	—	23,229
Accretion expense	7,352	6,169
Balance as of September 30	$216,791	$199,848

AES Indiana recorded adjustments to its ARO liabilities of $0.0 million and $23.2 million for the nine months ended September 30, 2023 and 2022, respectively, primarily to reflect revisions to cash flow and timing estimates due to increases to estimated ash pond closure costs and accelerated landfill closure dates. As of September 30, 2023 and December 31, 2022, AES Indiana did not have any assets that are legally restricted for settling its ARO liability. For further information on AES Indiana’s ARO, see Note 3, "Property, Plant and Equipment - ARO" to IPALCO’s 2022 Form 10-K.

AFUDC

In accordance with the Uniform System of Accounts prescribed by FERC, AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and nine months ended September 30, 2023, AFUDC equity was $3.1 million and $7.1 million, respectively, and AFUDC debt was $3.8 million and $9.5 million, respectively. During the three and nine months ended September 30, 2022, AFUDC equity was $1.4 million and $4.8 million, respectively, and AFUDC debt was $2.5 million and $5.8 million, respectively.

Intangible Assets

Finite-lived intangible assets include capitalized software and project development intangible assets amortized over their useful lives. Capitalized software of $252.3 million and $205.9 million and its corresponding accumulated amortization of $116.7 million and $107.2 million is recorded as of September 30, 2023 and December 31, 2022, respectively. Amortization expense for capitalized software was $9.7 million and $7.6 million for the nine months ended September 30, 2023 and 2022, respectively. These capitalized software intangible assets have a 7 year-weighted average amortization period, and the estimated amortization expense is approximately $40.7 million over the next 5 years ($8.5 million in 2024, $8.4 million in 2025, $8.4 million in 2026, $7.7 million in 2027 and $7.7 million in 2028). Project development intangible assets were $84.1 million and $39.5 million as of September 30, 2023 and December 31, 2022, respectively. These project development intangible assets have a 28 year-weighted average amortization period, and the estimated amortization expense is approximately $11.6 million over the next 5 years ($1.0 million in 2024, $1.3 million in 2025, $3.1 million in 2026, $3.1 million in 2027 and $3.1 million in 2028).

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of AOCI / (AOCL) by component during the three and nine months ended September 30, 2023 and 2022 are as follows (in Thousands):

Details about AOCI / (AOCL) components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Net losses on cash flow hedges (Note 4):	Interest expense	$1,807	$1,807	$5,421	$5,421
	Income tax effect	(449)	(449)	(1,348)	(1,348)
Total reclassifications for the period, net of income taxes		$1,358	$1,358	$4,073	$4,073

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

Related Party Transactions

In the second quarter of 2023, AES Indiana engaged a vendor that is a related party through a competitive RFP process as part of its replacement capacity resource construction projects. AES Indiana had payments of $29.8 million to this vendor during the nine months ended September 30, 2023.

New Accounting Pronouncements Adopted in 2023

We have assessed and determined that the new accounting pronouncements adopted did not have a material impact on the Company's Financial Statements.

New Accounting Pronouncements Issued But Not Yet Effective

The following table provides a brief description of recent accounting pronouncements that could have a material impact on the Company's Financial Statements once adopted. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company's Financial Statements.

ASU Number and Name	Description	Date of Adoption	Effect on the Financial Statements upon adoption
2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
In U.S. Securities and Exchange Commission (SEC) Release No. 33-10532, Disclosure Update and Simplification, issued August 17, 2018, the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, generally accepted accounting principles (GAAP) to the FASB for potential incorporation into the Codification. The amendments in this Update are the result of the Board’s decision to incorporate into the Codification 14 of the 27 disclosures referred by the SEC.

The amendments in this Update represent changes to clarify or improve disclosure and presentation requirements of a variety of Topics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations.
		The effective date for each amendment will be the date on which the SEC's removal of that related disclosure becomes effective, with early adoption prohibited.	The Company is currently evaluating the impact of adopting the standard on its Financial Statements.

2. REGULATORY MATTERS

Regulatory Rate Review

AES Indiana filed a petition with the IURC on June 28, 2023, for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. The factors leading to AES Indiana's first base rate increase request in five years include inflationary impacts on operations and maintenance expenses, investments in the transmission and distribution systems, and modernization of its customer systems. AES Indiana is also seeking recovery of increased costs to support its vegetation management plan, which covers the removal of overhang and tree trimming in its service territory. The Company also seeks to better align depreciation expense with the period in which the generation plants provide service to customers and remove operational costs of the retired Petersburg units from rates. AES Indiana's proposed revenue increase is $134 million annually, or 8.9%. A hearing on this petition is expected to be held in December 2023. We expect to receive an order from the IURC and place new rates into effect by the end of the second quarter of 2024.

DSM

AES Indiana filed a petition with the IURC on May 26, 2023 asking for approval of a one year DSM interim plan. A hearing was held in September 2023, and we expect the IURC to issue an order on this proceeding during the fourth quarter of 2023.

Replacement Generation

Hardy Hills Solar Project

In December 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 1, LLC, closed on an agreement for the acquisition and construction of the 195 MW Hardy Hills Solar Project to be developed in Clinton County, Indiana. In December 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2024, and adjusting for increased project costs. On January 13, 2023, AES Indiana filed a petition with the IURC for approval of these revisions, which was approved in August 2023.

Petersburg Energy Center Project

In July 2021, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 2, LLC, executed an agreement for the acquisition and construction of a 250 MW solar and 180 MWh energy storage facility to be developed in Pike County, Indiana. In October 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2025, and adjusting for increased project costs. On December 22, 2022, AES Indiana filed a petition with the IURC for approval of these revisions, which was approved in May 2023. On August 31, 2023, AES Indiana closed on the agreement for the acquisition and construction of the Petersburg Energy Center Project. This transaction was accounted for as an asset acquisition of a variable interest entity that did not meet the definition of a business; therefore, the individual assets were recorded at their fair values. Total net assets of $48.7 million were recorded in the accompanying Consolidated Balance Sheets associated with the transaction, primarily consisting of project development intangible assets (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets" for further information).

Pike County BESS Project

In June 2023, AES Indiana, through its wholly-owned subsidiary AES Indiana Devco Holdings 3, LLC, executed an agreement for the construction of the 200 MW Pike County BESS project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. On July 19, 2023, AES Indiana filed a petition and case-in-chief with the IURC seeking approval for a Clean Energy Project and associated timely cost recovery under Indiana Code for this project. A hearing for this case was held in October 2023, and IURC review is expected to be completed during the fourth quarter of 2023. Subject to IURC approval, the Pike County BESS project is expected to be completed in 2024.

Hoosier Wind Project

On July 5, 2023, AES Indiana filed a Notice of Intent with the IURC to request approval of a Clean Energy Project and for issuance of a CPCN for the Hoosier Wind Project acquisition. The proposed Project is the acquisition of Hoosier Wind Project, which is an existing 106 MW wind facility located in Benton County, Indiana. The Company executed the Purchase Agreement on July 28, 2023. A CPCN for this case was filed in early August 2023, and a hearing was held in October 2023. IURC review is expected to be completed during the fourth quarter of 2023.

EV Portfolio Program

On January 27, 2023, AES Indiana filed with the IURC a request to approve its EV Portfolio and associated accounting and ratemaking treatment. The EV Portfolio includes two separate parts: (1) a set of EV specific rates, tariffs, and alternative pricing structures, and (2) a set of Public Use EV Pilot Programs. The EV portfolio is designed to produce net benefits for all customers through new retail margins and grid optimization. The projected costs to successfully implement the services proposed in the EV Portfolio are estimated at $16.2 million over the three-year period. AES Indiana requested approval to defer as a regulatory asset and recover in future base rates the cost necessary to implement the EV Portfolio, including carrying charges. A hearing on this request was held in July 2023, and we expect the IURC to issue an order on this request during the fourth quarter of 2023.

Storm Outage Restoration Inquiry

On July 11, 2023, the Indiana Office of Utility Consumer Counselor (“OUCC”) and the Citizens Action Coalition (“CAC”) filed a Joint Petition through which they requested the IURC open an investigation into AES Indiana’s practices and procedures regarding storm outage restoration. A technical conference was held on October 2, 2023, to discuss AES Indiana’s response to outages and storm restoration; particularly the storms that occurred between June 29, 2023 and July 2, 2023.

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

Financial Assets and Liabilities

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Condensed Consolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the periods covered by this report. Any unrealized gains or losses are recorded in "Other (expense) / income, net" on the accompanying Condensed Consolidated Statements of Operations.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at September 30, 2023 and December 31, 2022 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows (In Thousands):

	Fair Value as of September 30, 2023				Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
VEBA investments:
Money market funds	$74	$—	$—	$74	$5	$—	$—	$5
Mutual funds	3,563	—	—	3,563	3,223	—	—	3,223
Total VEBA investments	3,637	—	—	3,637	3,228	—	—	3,228
FTRs	—	—	2,351	2,351	—	—	7,545	7,545
Interest rate hedges	—	21,922	—	21,922	—	12,172	—	12,172
Total financial assets measured at fair value	$3,637	$21,922	$2,351	$27,910	$3,228	$12,172	$7,545	$22,945

The following table presents a reconciliation of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy for the periods ending (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning Balance	$3,294	$14,527	$7,545	$1,235
Issuances	—	—	3,624	15,338
Settlements	(943)	(2,792)	(8,818)	(4,838)
Ending Balance	$2,351	$11,735	$2,351	$11,735

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	September 30, 2023		December 31, 2022
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,033,800	$2,730,357	$3,033,800	$2,775,644
Variable-rate	75,000	75,000	—	—
Total indebtedness	$3,108,800	$2,805,357	$3,033,800	$2,775,644

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $25.2 million and $26.3 million at September 30, 2023 and December 31, 2022, respectively; and

•unamortized discounts of $6.8 million and $7.1 million at September 30, 2023 and December 31, 2022, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, "Overview and Summary of Significant Accounting Policies - Financial Derivatives" and Note 5, "Derivative Instruments and Hedging Activities" to IPALCO’s 2022 Form 10-K.

At September 30, 2023, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	6,264	—	6,264
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

The following tables provide information on gains or losses recognized in AOCI / (AOCL) for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended September 30,		Interest Rate Hedges for the Nine Months Ended September 30,
$ in thousands (net of tax)	2023	2022	2023	2022
Beginning accumulated derivative gain (loss) in AOCI / (AOCL)	$24,827	$7,799	$22,269	$(29,407)
Net gains associated with current period hedging transactions	7,482	13,136	7,325	47,627
Net losses reclassified to interest expense, net of tax	1,358	1,358	4,073	4,073
Ending accumulated derivative gain in AOCI	$33,667	$22,293	$33,667	$22,293

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	12

Derivatives Not Designated as Hedge

AES Indiana's FTRs and forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. The forward power contracts are recorded at fair value using the market approach with changes in the fair value charged or credited to the Condensed Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as "MTM accounting". Realized gains and losses on the forward power contracts are included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets. There were net realized losses of $0.0 million and $0.2 million for the three and nine months ended September 30, 2023. There were net realized gains of $0.0 million and $1.3 million related to forward power contracts for the three and nine months ended September 30, 2022.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or mark to market accounting and are recognized in the Condensed Consolidated Statements of Operations on an accrual basis.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of September 30, 2023 and December 31, 2022, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	September 30, 2023	December 31, 2022
FTRs	Not a Cash Flow Hedge	Derivative assets, current	$2,351	$7,545
Interest rate hedges	Cash Flow Hedge	Derivative assets, current	$21,922	$—
Interest rate hedges	Cash Flow Hedge	Derivative assets, non-current	$—	$12,172

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		September 30,	December 31,
Series	Due	2023	2022
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,499)	(6,651)
Deferred financing costs		(19,338)	(20,362)
Total AES Indiana first mortgage bonds		2,127,963	2,126,787
Total Long-term Debt – AES Indiana		2,127,963	2,126,787
Long-term Debt – IPALCO Enterprises, Inc.:
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
Unamortized discount – net		(346)	(425)
Deferred financing costs		(4,896)	(5,912)
Total Long-term Debt – IPALCO Enterprises, Inc.		874,758	873,663
Total Consolidated IPALCO Long-term Debt		3,002,721	3,000,450
Less: Current Portion of Long-term Debt		404,273	—
Net Consolidated IPALCO Long-term Debt		$2,598,448	$3,000,450

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

Line of Credit

As of September 30, 2023 and December 31, 2022, AES Indiana had $75.0 million and $0.0 million in outstanding borrowings under the committed Credit Agreement, respectively.

IPALCO’s Senior Secured Notes

IPALCO has $405 million of 3.70% Senior Secured Notes due September 1, 2024 ("2024 IPALCO Notes"). Although current liquid funds are not sufficient to repay the collective amounts due under the 2024 IPALCO Notes at maturity, the Company believes it will be able to refinance the 2024 IPALCO Notes based on conversations with investment bankers, which currently indicate more than adequate demand for new IPALCO debt at its current credit ratings, and considering the Company's previous successful debt issuances.

6. INCOME TAXES

IPALCO's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were 9.7% and 12.2% for the three and nine months ended September 30, 2023, respectively, as compared to 19.5% and 20.5% for the three and nine months ended September 30, 2022, respectively. The year-to-date rate is different from the combined federal and state statutory rate of 24.9% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Indiana, which was partially offset by the net tax expense related to the amortization of allowance for equity funds used during construction.

IPALCO’s income tax expense for the nine months ended September 30, 2023, was calculated using the estimated annual effective income tax rate for 2023 of 12.2% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The following table presents the net periodic benefit cost / (credit) of the Pension Plans combined:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost / (credit):
Service cost	$1,297	$2,238	$3,892	$6,714
Interest cost	7,455	4,530	22,365	13,570
Expected return on plan assets	(8,277)	(8,914)	(24,830)	(26,747)
Amortization of prior service cost	543	647	1,629	1,942
Amortization of actuarial loss	1,536	603	4,608	1,815
Net periodic benefit cost / (credit)	$2,554	$(896)	$7,664	$(2,706)

The components of net periodic benefit cost / (credit) other than service cost are included in "Other (expense) / income, net" in the Condensed Consolidated Statements of Operations.

In addition, AES Indiana provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $3.2 million at September 30, 2023 and December 31, 2022, respectively, were not material to the Financial Statements in the periods covered by this report.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2023 and December 31, 2022, total legal loss contingencies accrued were $0.2 million and $0.1 million, respectively, which primarily related to personal injury litigation. The legal loss contingencies and settlement related accruals are included in "Accrued and other current liabilities" and "Other Non-Current Liabilities" on the accompanying Condensed Consolidated Balance Sheets. We maintain an amount of insurance protection for such litigation that we believe is adequate. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

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

9. BUSINESS SEGMENTS

IPALCO manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) before income tax as management has concluded that this measure best reflects the underlying business performance of IPALCO and is the most relevant measure considered in IPALCO's internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Indiana, a vertically integrated electric utility. with all other nonutility business activities aggregated separately. See Note 1, "Overview and Summary of Significant Accounting Policies" for further information on AES Indiana. The “Other” nonutility category primarily includes the 2024 IPALCO Notes and 2030 IPALCO Notes and related interest expense, balances associated with IPALCO's interest rate hedges, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Utility	Other	Total	Utility	Other	Total
Revenues	$402,887	$—	$402,887	$494,194	$—	$494,194
Depreciation and amortization	$72,021	$—	$72,021	$66,810	$—	$66,810
Interest expense	$23,502	$10,969	$34,471	$21,697	$10,933	$32,630
Income/(loss) before income tax	$49,887	$(10,654)	$39,233	$42,032	$(11,174)	$30,858

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Utility	Other	Total	Utility	Other	Total
Revenues	$1,290,580	$—	$1,290,580	$1,307,919	$—	$1,307,919
Depreciation and amortization	$212,292	$—	$212,292	$199,096	$—	$199,096
Interest expense	$71,604	$32,906	$104,510	$63,703	$32,849	$96,552
Income/(loss) before income tax	$104,005	$(32,790)	$71,215	$122,780	$(33,429)	$89,351

	As of September 30, 2023			As of December 31, 2022
	Utility	Other	Total	Utility	Other	Total
Total assets	$5,684,275	$49,014	$5,733,289	$5,559,977	$29,237	$5,589,214

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

AES Indiana’s revenues from contracts with customers were $393.9 million and $486.3 million for the three months ended September 30, 2023 and 2022, respectively, and $1,265.0 million and $1,285.5 million for the nine months ended September 30, 2023 and 2022, respectively. The following table presents our revenues from contracts with customers and other revenues (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Retail Revenues
Retail revenues from contracts with customers:
Residential	$162,531	$172,623	$515,920	$511,515
Small commercial and industrial	58,777	62,764	186,313	183,356
Large commercial and industrial	156,995	169,777	489,190	457,723
Public lighting	2,369	2,478	7,453	7,230
Other (1)	4,253	4,645	13,286	13,430
Total retail revenues from contracts with customers	384,925	412,287	1,212,162	1,173,254
Alternative revenues programs	7,877	7,457	23,153	20,381
Wholesale Revenues
Wholesale revenues from contracts with customers:	7,794	67,374	41,489	100,691
Miscellaneous Revenues
Capacity revenues	—	4,999	8,155	6,752
Transmission and other revenues	1,221	1,610	3,204	4,805
Total miscellaneous revenues from contracts with customers	1,221	6,609	11,359	11,557
Other miscellaneous revenues (2)	1,070	467	2,417	2,036
Total Revenues	$402,887	$494,194	$1,290,580	$1,307,919

(1)Other retail revenues from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenues includes lease and other miscellaneous revenues not accounted for under ASC 606.

The balances of receivables from contracts with customers were $167.6 million and $198.3 million as of September 30, 2023 and December 31, 2022, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, unless a customer qualifies for payment extension.

11. LEASES

Lessor

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenues on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenues from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total lease revenues	$455	$274	$1,275	$880

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	September 30, 2023	December 31, 2022
Gross assets	$4,341	$4,334
Less: Accumulated depreciation	(1,181)	(1,060)
Net assets	$3,160	$3,274

The option to extend or terminate a lease is based on customary early termination provisions in the contract. The Company has not recognized any early terminations as of September 30, 2023 or December 31, 2022, respectively.

The following table shows the future lease receipts as of September 30, 2023 for the remainder of 2023 through 2027 and thereafter (in thousands):

Operating Leases
2023	$136
2024	544
2025	553
2026	554
2027	554
Thereafter	1,245
Total	$3,586

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

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three months ended September 30, 2023 reflect higher income before income tax of $8.4 million, or 27.1% and the results for the nine months ended September 30, 2023 reflect lower income before income tax of $18.1 million, or 20.3%, primarily due to factors including, but not limited to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2023 vs. 2022	2023 vs. 2022
Decrease in retail margin primarily due to lower volumes driven by weather and lower demand	$(7.1)	$(45.7)
Decrease due to higher defined benefit plan costs driven by increase in interest cost	(4.4)	(13.1)
Decrease due to higher depreciation expense from additional assets placed in service and higher amortization of regulatory assets	(5.2)	(13.2)
Decrease due to impact of lower NOx allowance pricing on retail margin	(7.6)	(7.3)
Increase due to a charge to power purchased costs recorded in the prior period resulting from settlement of the FAC sub-docket on the Eagle Valley CCGT extended outage	27.8	27.8
Increase in TDSIC rider revenues	6.5	18.9
(Decrease) / increase driven by (higher) / lower contracted services expenses primarily due to higher / (lower) generation maintenance and outage costs	(2.7)	6.7
Increase due to lower health insurance and disability expense	0.6	5.5
Other	0.5	2.3
Net change in income before income tax	$8.4	$(18.1)

See "Results of Operations" below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
$ in Thousands	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

REVENUES	$402,887	$494,194	$(91,307)	(18.5)%	$1,290,580	$1,307,919	$(17,339)	(1.3)%

OPERATING COSTS AND EXPENSES:
Fuel	96,698	188,437	(91,739)	(48.7)%	411,864	392,497	19,367	4.9%
Power purchased	35,748	57,386	(21,638)	(37.7)%	122,410	151,891	(29,481)	(19.4)%
Operation and maintenance	120,858	116,969	3,889	3.3%	356,386	367,525	(11,139)	(3.0)%
Depreciation and amortization	72,021	66,810	5,211	7.8%	212,292	199,096	13,196	6.6%
Taxes other than income taxes	6,359	5,348	1,011	18.9%	19,779	27,664	(7,885)	(28.5)%
Other, net	—	—	—	—%	—	(3,201)	3,201	(100.0)%
Total operating costs and expenses	331,684	434,950	(103,266)	(23.7)%	1,122,731	1,135,472	(12,741)	(1.1)%

OPERATING INCOME	71,203	59,244	11,959	20.2%	167,849	172,447	(4,598)	(2.7)%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	3,134	1,408	1,726	122.6%	7,089	4,782	2,307	48.2%
Interest expense	(34,471)	(32,630)	(1,841)	5.6%	(104,510)	(96,552)	(7,958)	8.2%
Other (expense) / income, net	(633)	2,836	(3,469)	(122.3)%	787	8,674	(7,887)	(90.9)%
Total other expense, net	(31,970)	(28,386)	(3,584)	12.6%	(96,634)	(83,096)	(13,538)	16.3%

INCOME BEFORE INCOME TAX	39,233	30,858	8,375	27.1%	71,215	89,351	(18,136)	(20.3)%

Less: income tax expense	3,802	6,020	(2,218)	(36.8)%	8,663	18,274	(9,611)	(52.6)%
NET INCOME	35,431	24,838	10,593	42.6%	62,552	71,077	(8,525)	(12.0)%

Less: dividends on preferred stock	—	803	(803)	(100.0)%	—	2,410	(2,410)	(100.0)%
NET INCOME APPLICABLE TO COMMON STOCK	$35,431	$24,035	$11,396	47.4%	$62,552	$68,667	$(6,115)	(8.9)%

Revenues

Revenues during the three and nine months ended September 30, 2023 decreased $91.3 million and $17.3 million, respectively, compared to the same periods in 2022, which resulted from the following changes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues:
Retail revenues	$392,802	$419,744	$(26,942)	(6.4)%	$1,235,315	$1,193,635	$41,680	3.5%
Wholesale revenues	7,794	67,374	(59,580)	(88.4)%	41,489	100,691	(59,202)	(58.8)%
Miscellaneous revenues	2,291	7,076	(4,785)	(67.6)%	13,776	13,593	183	1.3%
Total revenues	$402,887	$494,194	$(91,307)	(18.5)%	$1,290,580	$1,307,919	$(17,339)	(1.3)%

Heating degree days:
Actual	6	70	(64)	(91.4)%	2,730	3,353	(623)	(18.6)%
30-year average	51	55			3,285	3,313

Cooling degree days:
Actual	788	879	(91)	(10.4)%	1,097	1,292	(195)	(15.1)%
30-year average	802	798			1,152	1,147

The following table presents additional data on kWh sold:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	kWh Change	% Change	2023	2022	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,291	1,335	(44)	(3.3)%	3,657	4,042	(385)	(9.5)%
Small commercial and industrial	459	470	(11)	(2.3)%	1,308	1,387	(79)	(5.7)%
Large commercial and industrial	1,654	1,692	(38)	(2.2)%	4,547	4,650	(103)	(2.2)%
Public lighting	4	4	—	—%	12	13	(1)	(7.7)%
Sales – retail customers	3,408	3,501	(93)	(2.7)%	9,524	10,092	(568)	(5.6)%
Wholesale	195	709	(514)	(72.5)%	1,181	1,241	(60)	(4.8)%
Total kWh sold	3,603	4,210	(607)	(14.4)%	10,705	11,333	(628)	(5.5)%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended September 30, 2023 as compared to the same period in the prior year:
The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the nine months ended September 30, 2023 as compared to the same period in the prior year:

During the three months ended September 30, 2023, revenues decreased $91.3 million to $402.9 million compared to $494.2 million in the same period of the prior year, and during the nine months ended September 30, 2023, revenues decreased $17.3 million to $1,290.6 million compared to $1,307.9 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenues shown below:

$ in millions	Three Months Ended September 30, 2023 vs. 2022	Nine Months Ended September 30, 2023 vs. 2022
Retail revenues:

Volume:
Net decrease in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$(11.1)	$(69.7)
Price:
Net (decrease) / increase in the weighted average price of retail kWh sold primarily due to (lower) / higher fuel revenues, as well as higher TDSIC and Off System Sales Margin rider revenues.	(15.9)	108.8

Other:	0.1	2.6

Net change in retail revenues	(26.9)	41.7

Wholesale revenues:

Volume:
Net decrease in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	(48.8)	(4.8)
Price:
Net decrease in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	(10.8)	(54.4)

Net change in wholesale revenues	(59.6)	(59.2)

Miscellaneous revenues
Primarily due to (decrease) / increase in capacity revenues of $(5.0) million and $1.4 million for the three and nine months ended September 30, 2023 compared to the same periods in the prior year, respectively, due to recent MISO auction results.	(4.8)	0.2

Net change in revenues	$(91.3)	$(17.3)

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating costs and expenses:
Fuel	$96,698	$188,437	$(91,739)	(48.7)%	$411,864	$392,497	$19,367	4.9%
Power purchased	35,748	57,386	(21,638)	(37.7)%	122,410	151,891	(29,481)	(19.4)%
Operation and maintenance	120,858	116,969	3,889	3.3%	356,386	367,525	(11,139)	(3.0)%
Depreciation and amortization	72,021	66,810	5,211	7.8%	212,292	199,096	13,196	6.6%
Taxes other than income taxes	6,359	5,348	1,011	18.9%	19,779	27,664	(7,885)	(28.5)%
Other, net	—	—	—	—	—	(3,201)	3,201	(100.0)%
Total operating costs and expenses	$331,684	$434,950	$(103,266)	(23.7)%	$1,122,731	$1,135,472	$(12,741)	(1.1)%

Fuel

The (decrease) / increase in fuel costs of $(91.7) million and $19.4 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended September 30, 2023 vs. 2022	Nine Months Ended September 30, 2023 vs. 2022
Volume:
Coal	$(28.4)	$(63.4)
Natural gas	20.8	128.9
Oil	(0.1)	(0.1)
Net change in volume	(7.7)	65.4
Price:
Coal	10.9	15.7
Natural gas	(74.8)	(187.0)
Oil	(0.1)	0.1
Deferred fuel	(20.0)	125.2
Net change in price	(84.0)	(46.0)

Net change in fuel expense	$(91.7)	$19.4

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

Power Purchased

The decreases in power purchased of $21.6 million and $29.5 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended September 30, 2023 vs. 2022	Nine Months Ended September 30, 2023 vs. 2022
Volume:
Net change in the volume of power purchased primarily due to AES Indiana's generation units running (less)/more frequently, as well as the timing and duration of outages, during these respective periods	$21.8	$(27.1)
Price:
Market prices	(26.3)	(42.5)
Deferred purchased power	(23.0)	34.1
Net change in price	(49.3)	(8.4)

Other, net (mostly due to changes in capacity purchases)	5.9	6.0

Net change in power purchased costs	$(21.6)	$(29.5)

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

The Eagle Valley CCGT was on unplanned outage from late April 2021 until mid-March 2022, impacting several FAC periods. The IURC initiated a sub-docket in FAC-133 (IURC Cause No. 38703-FAC-133 S1) to examine the impact of the Eagle Valley extended outage, which was settled in October 2022. A $27.8 million charge was recorded in the third quarter of 2022 resulting from the settlement of the FAC sub-docket of the Eagle Valley CCGT unplanned outage.

Operation and Maintenance

The increase / (decrease) in Operation and maintenance of $3.9 million and $(11.1) million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended September 30, 2023 vs. 2022	Nine Months Ended September 30, 2023 vs. 2022
Increase / (decrease) in contracted services expenses primarily due to higher / (lower) generation maintenance and outage costs	$2.7	$(6.7)
Decrease in DSM program costs (these program costs are recoverable through customer rates and are offset by a decrease in DSM revenues)	(1.5)	(7.9)
Decrease due to lower health insurance and disability expense	(0.6)	(5.5)
Increase in charges from the Service Company	2.9	8.3
Other, net	0.4	0.7
Net change in operation and maintenance costs	$3.9	$(11.1)

Depreciation and Amortization

The increases in Depreciation and amortization expense of $5.2 million and $13.2 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year were mostly attributed to the impact of additional assets placed in service and higher amortization of regulatory assets.

Taxes Other Than Income Taxes

The increase / (decrease) in Taxes other than income taxes of $1.0 million and $(7.9) million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended September 30, 2023 vs. 2022	Nine Months Ended September 30, 2023 vs. 2022
Decrease due to the repeal of the URT (for further discussion, please see Note 2, "Regulatory Matters - House Bill 1002" to the Financial Statements of IPALCO's 2022 Form 10-K	$—	$(11.1)
Increase in property taxes primarily due to increased assessed values	1.1	3.3
Other, net	(0.1)	(0.1)
Net change in taxes other than income taxes	$1.0	$(7.9)

Other, Net

The changes in Other, net of $0.0 million and $3.2 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year were primarily due to a gain on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition.

Other (Expense) / Income, Net

The following table illustrates our changes in Other (expense) / income, net during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other (expense) / income, net
Allowance for equity funds used during construction	$3,134	$1,408	$1,726	122.6%	$7,089	$4,782	$2,307	48.2%
Interest expense	(34,471)	(32,630)	(1,841)	5.6%	(104,510)	(96,552)	(7,958)	8.2%
Other (expense) / income, net	(633)	2,836	(3,469)	(122.3)%	787	8,674	(7,887)	(90.9)%
Total other expense, net	$(31,970)	$(28,386)	$(3,584)	12.6%	$(96,634)	$(83,096)	$(13,538)	16.3%

Allowance for Equity Funds Used During Construction

The increases in Allowance for equity funds used during construction of $1.7 million and $2.3 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year were primarily due to increased construction activity.

Interest Expense

The increases in Interest expense of $1.8 million and $8.0 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year were primarily due to (i) higher interest expense on debt of $3.0 million and $11.6 million, respectively (mostly due to the debt issuance of $350 million AES Indiana first mortgage bonds in November 2022), partially offset by (ii) increases in the allowance for borrowed funds used during construction of $1.3 million and $3.7 million, respectively.

Other (Expense) / Income, Net

The decreases in Other (expense) / income, net of $3.5 million and $7.9 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year were primarily due to (i) increases in defined benefit plan costs of $4.4 million and $13.1 million, respectively (mostly as a result of higher interest cost), partially offset by (ii) increases in investment income of $1.1 million and $5.3 million, respectively.

Income Tax Expense

The following table illustrates our changes in Income tax expense during the three and nine months ended September 30, 2023, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Income tax expense	$3,802	$6,020	$(2,218)	(36.8)%	$8,663	$18,274	$(9,611)	(52.6)%

The decrease in Income tax expense of $2.2 million during the three months ended September 30, 2023, was primarily driven by a lower estimated annual effective tax rate, partially offset by higher pre-tax income as compared to the comparable period of the prior year.

The decrease in Income tax expense of $9.6 million during the nine months ended September 30, 2023, was primarily driven by a lower estimated annual effective tax rate and lower pre-tax income as compared to the comparable period of the prior year.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2023 and beyond, we expect that our financial results will be driven primarily by retail demand, weather and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:

•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•timely recovery of capital expenditures and operation and maintenance costs.

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

On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four South Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to many but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers were manufactured outside of China or if no more than two out of six specifically identified components were produced in China. On August 18,

2023, Commerce issued its final determination on the matter and affirmed its preliminary findings in most respects. Additionally, Commerce found that three of the specific companies it investigated were not circumventing.

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

Inflation

In the markets in which we operate, there have been higher rates of inflation recently. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our construction projects. AES Indiana may have the ability to recover operations and maintenance costs through the regulatory process; however, timing impacts on recovery may vary. In addition, the cost of fuel, specifically coal and natural gas, continues to be volatile into 2023. Our exposure to fluctuations in the price of fuel is limited because of our FAC. If we are unable to timely or fully recover our fuel and purchased power costs; however, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Interest Rates

In the U.S. there has been a rise in interest rates recently. From July 1 to September 30, 2023 the yield on 10-year U.S. Treasury Notes rose from 3.84% to 4.57%. Although all of our existing IPALCO and AES Indiana long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under our Credit Agreement. For future IPALCO debt financings, IPALCO manages a hedging program to reduce uncertainty and exposure to future interest rates.

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

Environmental Wastewater Requirements

In November 2015, the EPA published its final Steam ELG rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology applications. In 2020, EPA issued a final rule, known as the 2020 Reconsideration Rule, revising certain aspects of the 2015 ELG rule. Wastewater treatment technologies already installed and operated at Petersburg met the requirements of these rules. Following the 2019 U.S. Court of Appeals vacature and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, EPA published a proposed rule revising the 2020 Reconsideration Rule. The proposed rule would establish new best available technology economically achievable effluent limits for flue gas desulfurization wastewater, bottom ash treatment water, and combustion residual leachate. It is too early to determine whether any outcome of this proposed rule, litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

National Pollutant Discharge Elimination System (NPDES) permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Section 402 of the Federal Water Pollution Control Act. In 2017, IDEM issued to Eagle Valley a NPDES permit regulating water discharges associated with operation of its CCGT. As part of the normal course of business, AES Indiana submitted a timely application for renewal for the Eagle Valley NPDES permit, and on March 31, 2023, IDEM issued the renewed NPDES permit. On April 17, 2023, a third party filed an appeal of Eagle Valley’s renewed NPDES permit. AES Indiana contends that the renewed permit was validly issued, and the permit remains in effect. AES Indiana is unable to predict the outcome of the appeal, but depending on the results, it could have an adverse effect on the Company.

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

Regulation of Water Discharge

The concept of WOTUS defines the geographic reach and authority of the U.S. Army Corps of Engineers and EPA (together, the "Agencies") to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the proper standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (Decision) in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. This decision provides a clear standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, under this decision, wetlands that do not have a continuous surface connection with traditional interstate navigable water are not considered a WOTUS and therefore are not federally jurisdictional.

On September 8, 2023, the Agencies published final rule amendments in the Federal Register to amend the final “Revised Definition of ‘Waters of the United States’” rule. This final rule conforms the definition of WOTUS to the definition adopted in the Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision.

It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over WOTUS might have a material adverse effect on our results of operations, financial condition and cash flows.

Climate Change Legislation and Regulation

One byproduct of burning coal and other fossil fuels is the emission of GHGs, including CO2. We face certain risks related to existing and potential international, federal, state, regional and local GHG legislation and regulations, including risks related to increased capital expenditures or other compliance costs, as well as increased climate change disclosure obligations, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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
•How the price of electricity is determined, including whether the price includes any costs resulting from any new climate change legislation and the potential to transfer compliance costs pursuant to legislation, market or contract, to other parties;
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
•The extent of any required GHG emissions disclosure requirements in the forthcoming final version of the SEC's proposed 2022 climate change disclosure rule, including potential disclosure of Scope 1-3 GHG emissions; and
•Our ability to recover any resulting costs from our customers and the timing of such recovery.

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

On July 8, 2019, the EPA published the final ACE Rule which would have established CO2 emission rules for existing coal-fired power plants under CAA Section 111(d) and would have replaced the EPA's 2015 CPP, which among other things, had called on states to mandate that power companies shift electricity generation to lower or zero carbon fuel sources. However, on January 19, 2021, the D.C. Circuit vacated and remanded to EPA the ACE Rule. Subsequently, on June 30, 2022, the U.S. Supreme Court reversed the judgment of the D.C. Circuit Court and remanded for further proceedings consistent with its opinion, holding that the “generation shifting” approach in the CPP exceeded the authority granted to EPA by Congress under Section 111(d) of the CAA. As a result of the June 30, 2022 U.S. Supreme Court decision, on October 27, 2022, the D.C. Circuit issued a partial mandate holding pending challenges to the ACE Rule in abeyance while EPA developed a replacement rule.

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

At this time, we cannot predict the impact of these rule revisions or potential future legal outcomes, but any such impact could include the need to purchase additional allowances or make operational adjustments or could otherwise be material to our business, financial condition or results of operation. For further discussion, see
"Item 1. Business - Environmental Matters - CSAPR and 2015 Ozone NAAQS FIP" of IPALCO’s 2022 Form 10-K.

Cooling Water Intake Regulations

We use water as a coolant at our generating stations. Under the CWA, cooling water intake structures are required to reflect the BTA for minimizing adverse environmental impact. In 2014, the EPA's final standards became effective to protect fish and other aquatic organisms drawn into cooling water systems at large power plants and other facilities. These standards, based on Section 316(b) of the CWA, require affected facilities to choose amongst seven BTA options to reduce fish impingement. In addition, certain facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. It is possible this process, which includes permitting and public input, could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers) or other technology. Finally, the standards require that new units added to an existing facility must reduce both impingement and entrainment that achieves one of two alternatives under national BTA standards. AES Indiana’s NPDES permits will be updated with the requirements of this rule, including any source-specific requirements arising from the evaluation process described above. In May 2023, the Indiana Department of Environmental Management rendered proposed impingement and entrainment BTA determinations for Harding Street which may result in the need to install modified traveling screens and a fish handling and return system and also conduct a 2-year entrainment study. As final BTA determinations have not yet been rendered, it is not yet possible to predict the total impacts of this final rule, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material. We would seek recovery of these capital expenditures; however, there is no guarantee we would be successful.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of September 30, 2023, we had unrestricted cash and cash equivalents of $21.5 million and available borrowing capacity of $275 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 26, 2024. In November 2021, AES Indiana received an order from the IURC granting authority through December 31, 2024 to, among other things, issue up to $740 million in aggregate principal amount of long-term debt, of which $390 million remains available under the order as of September 30, 2023. This order also grants authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $400 million remains available under the order as of September 30, 2023. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of September 30, 2023. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Net cash provided by operating activities	$347,087	$226,536	$120,551
Net cash used in investing activities	(534,759)	(393,698)	(141,061)
Net cash provided by financing activities	7,661	170,312	(162,651)
Net change in cash and cash equivalents	(180,011)	3,150	(183,161)
Cash, cash equivalents and restricted cash at beginning of period	201,553	6,917	194,636
Cash, cash equivalents and restricted cash at end of period	$21,542	$10,067	$11,475

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Net income	$62,552	$71,077	$(8,525)
Depreciation and amortization	212,292	199,096	13,196
Deferred income taxes and investment tax credit adjustments - net	32,735	(11,137)	43,872
Other adjustments to net income	(4,200)	(1,884)	(2,316)
Net income, adjusted for non-cash items	303,379	257,152	46,227
Net change in operating assets and liabilities(1)	43,708	(30,616)	74,324
Net cash provided by operating activities	$347,087	$226,536	$120,551

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was driven by changes in the following (in thousands):

Increase from short-term and long-term regulatory assets and liabilities is primarily due to higher FAC collections in the current year	$92,523
Increase from accounts receivable driven primarily by the timing of the collections	60,092
Decrease from accounts payable due to the timing of vendor payments	(54,288)
Decrease in accrued taxes due to an increase in deferred taxes mainly driven by the gross tax loss created by Petersburg Unit 2 retirement	(21,394)
Other	(2,609)
Net change in operating assets and liabilities	$74,324

Investing Activities

Net cash used in investing activities increased $141.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures due to higher T&D maintenance related capital expenditures and growth related capital expenditures primarily from TDSIC Plan	$(85,035)
Higher cash outflows from purchase of intangibles in 2023	(44,650)
Other	(11,376)
Net change in investing activities	$(141,061)

Financing Activities

Net cash provided by financing activities decreased $162.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which was primarily driven by (in thousands):

Decrease due to proceeds from issuance of AES Indiana Term Loan in June 2022	$(200,000)
Other	37,349
Net change in financing activities	$(162,651)

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

Line of Credit

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at September 30, 2023
AES Indiana	Revolving	December 2027	$350.0	$275.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2023 through 2025 (including amounts already expended in the first nine months of 2023) is currently estimated to cost approximately $2.6 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

	2023	2024	2025	For the three-year period from 2023 through 2025
Transmission and distribution related additions, improvements and extensions	$168	$158	$163	$489	(1)
TDSIC Plan investments	193	189	212	594	(2)
Power generation and replacement capacity related projects	514	580	356	1,450	(3)
Other miscellaneous equipment	48	28	23	99
Total estimated costs of capital expenditure program	$923	$955	$754	$2,632

(1) Additions, improvements and extensions to AES Indiana's transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

(2) Includes spending under AES Indiana's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through September 30, 2023 were $631.8 million.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first nine months of 2023 and 2022, IPALCO paid $66.9 million and $102.0 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, "Overview and Summary of Significant Accounting Policies" of IPALCO's 2022 Form 10-K. The Company’s critical accounting estimates are described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in IPALCO's 2022 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in IPALCO's 2022 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2023, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Please see Note 2, "Regulatory Matters" and Note 8, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2022 and Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 and the Notes to IPALCO's Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

IPALCO ENTERPRISES, INC.

Date:	November 2, 2023	/s/ Ahmed Pasha
Ahmed Pasha
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2023	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(Principal Accounting Officer)