Form 10-K
period 2023-12-31
IPALCO ENTERPRISES, INC.
filed 2024-02-27
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-8644
IPALCO ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1575582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Monument Circle
Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code:	(317) 261-8261

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
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

At February 26, 2024, 108,907,318 shares of IPALCO Enterprises, Inc. common stock, no par value, were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its annual meeting of stockholders are incorporated by reference in Part III hereof.

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-K:

2016 Base Rate Order	The order issued in March 2016 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $30.8 million annually
2018 Base Rate Order	The order issued in October 2018 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $43.9 million annually
2024 IPALCO Notes	$405 million of 3.70% IPALCO Enterprises, Inc. Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
$200 million Term Loan Agreement	$200 million AES Indiana Term Loan Agreement, dated as of June 23, 2022
$300 million Term Loan Agreement	$300 million AES Indiana Term Loan Agreement, dated as of November 21, 2023
ACE	Affordable Clean Energy
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
BIL	Bipartisan Infrastructure Law, also known as the Infrastructure Investment and Jobs Act
BTA	Best Technology Available
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
Credit Agreement	$350 million AES Indiana Revolving Credit Facilities Second Amended and Restated Credit Agreement, dated as of December 22, 2022
CSAPR	Cross-State Air Pollution Rule
Cumulative Deficiencies	Cumulative Net Operating Income Deficiencies. The Cumulative Deficiencies calculation provides that only five years' worth of historical earnings deficiencies or surpluses are included, unless it has been greater than five years since the most recent rate case.
CWA	U.S. Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Defined Benefit Pension Plan	Employees’ Retirement Plan of AES Indiana
DOJ	U.S. Department of Justice
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EDG	Excess Distributed Generation
EGUs	Electrical Generating Units
ELG	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
EPAct	Energy Policy Act of 2005
ERISA	Employee Retirement Income Security Act of 1974
EV	Electric Vehicle
FAC	Fuel Adjustment Clause

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
Financial Statements	Audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in Part II of this Form 10-K
FIP	Federal Implementation Plan
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
Hardy Hills JV	Hardy Hills JV, LLC
HLBV	Hypothetical Liquidation Book Value
IBEW	International Brotherhood of Electrical Workers
IDEM	Indiana Department of Environmental Management
IOSHA	Indiana Occupational Safety and Health Administration
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
Mid-America	Mid-America Capital Resources, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
NSR	New Source Review
OUCC	Indiana Office of Utility Consumer Counselor
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PTC	Production Tax Credit
PM2.5	Fine particulate matter or particulate matter with an aerodynamic diameter less than or equal to a nominal 2.5 micrometers
PSD	Prevention of Significant Deterioration
RF	ReliabilityFirst
RFP	Request for Proposal
RSP	AES Retirement Savings Plan
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Service Company	AES US Services, LLC
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
Supplemental Retirement Plan	Supplemental Retirement Plan of AES Indiana

TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
Third Amended and Restated Articles of Incorporation	Third Amended and Restated Articles of Incorporation of IPALCO Enterprises, Inc.
Thrift Plan	Employees’ Thrift Plan of AES Indiana
URT	Utility Receipts Tax
U.S.	United States of America
USD	United States Dollars
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable Interest Entity
WOTUS	Waters of the U.S.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including, in particular, the statements about our plans, strategies and prospects under the headings “Item 1. Business,” “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenue, income, expenses or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions, or the negatives thereof, are intended to identify forward-looking statements unless the context requires otherwise.
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
▪local economic conditions;
▪costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation, cyber-attacks, information security breaches or information system failures;
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
▪catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemics, or the future outbreak of any other highly infectious or contagious disease, including COVID-19, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences, including as a result of climate change; and
▪the risks and other factors discussed in this report and other IPALCO filings with the SEC.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See "Item 1A - Risk Factors" to Part I in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in this Annual Report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

ITEM 1. BUSINESS

OVERVIEW

IPALCO is a holding company incorporated under the laws of the state of Indiana whose principal subsidiary is AES Indiana. AES Indiana is a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through AES Indiana. Our business segments are “utility” and “all other.” All of our operations are conducted within the U.S. and principally within the state of Indiana. Please see Note 12, “Business Segments” to the Financial Statements of this Annual Report on Form 10-K.

AES INDIANA

IPALCO owns all of the outstanding common stock of AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 523,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana's service area covers about 528 square miles with an estimated population of approximately 969,000. AES Indiana’s generation, transmission and distribution facilities, and changes to our sources of electric generation, are further described below under “Properties.” There have been no significant changes in the services rendered by AES Indiana during 2023.

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

HUMAN CAPITAL MANAGEMENT

AES Indiana's employees are essential to delivering and maintaining reliable service to our customers. As of December 31, 2023, AES Indiana had 1,138 employees, of whom 1,074 were full time. Of the total employees, 774 were represented by the IBEW in two bargaining units: a physical unit and a clerical-technical unit. In December 2021, the IBEW physical unit ratified a three-year agreement with AES Indiana that expires on December 4, 2024. In February 2023, the membership of the IBEW clerical-technical unit ratified a three-year labor agreement with AES Indiana that expires on February 12, 2026. Both collective bargaining agreements continue in full force and effect from year-to-year unless either party provides prior written notice at least sixty (60) days prior to the expiration, or anniversary thereof, of its desire to amend or terminate the agreement. As of December 31, 2023, neither IPALCO nor any of its majority-owned subsidiaries, other than AES Indiana, had any employees.

Safety

As part of AES, safety is one of our core values. Conducting safe operations at our facilities, so that each person can return home safely, is the cornerstone of our daily activities and decisions. Safety efforts are led globally by the AES Chief Operating Officer and supported by safety committees that operate at the local site level. Hazards in the workplace are actively identified, and management tracks incidents so remedial actions can be taken to improve workplace safety.

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
Our safety performance is also measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of lost time incident (“LTI”) rates for our employees and contractors based on OSHA standards. Our lagging safety metrics track lost workday cases, severity rate, and recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.

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

SERVICE COMPANY

The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of certain AES U.S. companies, including among other companies, IPALCO and AES Indiana. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Indiana, are not subsidizing costs incurred for the benefit of other businesses. Please see Note 11, “Related Party Transactions – Service Company” to the Financial Statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for additional details.

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

We own and operate four generating stations, all within the state of Indiana. The first station, Petersburg, is coal-fired. AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP" to the Financial Statements of this Annual Report on Form 10-K). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. For electric generation, the net winter design capacity is 3,070 MW and net summer design capacity is 2,925 MW. Our highest summer peak level of 3,139 MW was recorded in August 2007 and the highest winter peak level of 2,971 MW was recorded in January 2009.

Our sources of electric generation are as follows:

Fuel	Name	Number of Units	Winter Capacity (MW)	Summer Capacity (MW)	Location
Gas	Harding Street	6	1,026	963	Marion County, Indiana
	Eagle Valley	1	719	689	Morgan County, Indiana
	Georgetown	2	200	158	Marion County, Indiana
	Total	9	1,945	1,810
Coal	Petersburg(1)	2	1,064	1,064	Pike County, Indiana
	Total	2	1,064	1,064
Oil	Petersburg	3	8	8	Pike County, Indiana
	Harding Street	3	53	43	Marion County, Indiana
	Total	6	61	51
Grand Total		17	3,070	2,925

(1) AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP”).

Net electrical generation during 2023 at our Eagle Valley, Petersburg, Harding Street and Georgetown plants accounted for approximately 41.9%, 32.5%, 24.8% and 0.8%, respectively, of our total net generation. Even though the capacity of our Harding Street plant far exceeds that of the Eagle Valley CCGT plant, we expect the generation at Eagle Valley to continue to far exceed that of Harding Street due to the relatively lower cost to produce electricity at Eagle Valley.

The following table summarizes projects that have not yet been fully placed into service (see further discussion in Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K):

Type	Project Name	Solar Capacity (MW)	Storage Capacity (MWh)	Date filed with IURC	Date of IURC approval	Estimated Completion	Location
Solar	Hardy Hills Solar Project	195	—	2/12/2021	6/16/2021	2024(1)	Clinton County, Indiana
Solar & Storage	Petersburg Energy Center Project	250	180	7/30/2021	11/24/2021	2025	Pike County, Indiana
Storage	Pike County BESS Project	—	800	7/19/2023	1/17/2024	2024	Pike County, Indiana

(1)In December 2023, the first stage of construction for the Hardy Hills Solar Project was completed and placed in service, with initial operations for over half of the project commencing on December 28, 2023. The final stage for construction of the project is expected to be completed during the first half of 2024.

Our electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, CenterPoint Indiana (formerly Vectren Corporation), Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Indiana, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. Our transmission system includes 458 circuit miles of 345,000 volt lines and 408 circuit miles of 138,000 volt lines. The distribution system consists of 5,314 circuit miles of underground primary and secondary cables and 6,081 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 790 circuit miles of underground cable. Also included in the system are 132 substations. Depending on the voltage levels at the substation, some substations may be considered both a bulk power substation and a distribution substation. There are 73 bulk power substations and 103 distribution substations; 52 substations are considered both bulk power and distribution substations.

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

SEASONALITY

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenue and associated operating expenses are not generated evenly by month during the year. AES Indiana’s business is not dependent on any single customer or group of customers. Additionally, retail kWh sales, after adjustments for weather variations, are impacted by changes in service territory economic activity and the number of retail customers we have, as well as DSM energy efficiency programs implemented by AES Indiana. For the ten years ending in 2023, AES Indiana’s retail kWh sales have decreased at a compound annual rate of 1.2%. Conversely, the number of our retail customers grew at a compound annual rate of 0.9% during that same period. Going forward, we expect modest retail kWh sales growth annually, which will continue to be offset by our DSM programs. Please see Note 2, “Regulatory Matters – DSM” to the Financial Statements of this Annual Report on Form 10-K for more details. AES Indiana’s electricity sales for 2019 through 2023 are set forth in the table of statistical information included at the end of this section.

Weather and Weather-Related Damage in our Service Area

Extreme high and low temperatures in our service area have a significant impact on revenue as many of our retail customers use electricity to power air conditioners, electric furnaces and heat pumps. The impact on customers is partially mitigated by our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. The effect is generally more significant with high temperatures than with low temperatures as many of our customers use gas heat. In addition, because extreme temperatures have the effect of increasing demand for electricity, the wholesale price for electricity generally increases during periods of extreme hot or cold weather, however 100% of annual wholesale margins AES Indiana earns above (or below) the benchmark of $16.3 million are passed back (or charged) to customer rates through a rider.

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, thereby causing power outages, which reduce revenue and increase repair costs. Partially mitigating this impact is AES Indiana’s ability to timely recover certain operation and maintenance repair costs related to severe storms. In our 2016 and 2018 Base Rate Orders, we received approval for a storm damage restoration reserve account that allows us to defer major storm costs over a benchmark that meet certain criteria considered to be severe, for recovery in a future basic rate proceeding. Because AES Indiana's basic rates and charges include an annual amount for recovery for such severe storm costs, if actual severe storm costs are below that level, AES Indiana will record a regulatory liability for the shortfall to be passed to customers in a future basic rate proceeding. Conversely, if AES Indiana's major storm costs are above the level in basic rates, AES Indiana will defer the excess for future recovery.

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

As a member of MISO, we offer our available electricity production of each of our generation assets into the MISO day-ahead and real-time markets. MISO dispatches generation assets in economic order considering transmission constraints and other reliability issues to meet the total demand in the MISO region. MISO settles hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids optimizing for energy and ancillary services products to economically and reliably dispatch the entire MISO system. The IURC has authorized AES Indiana to recover its ongoing costs from MISO and such costs are being recovered per specific rate orders. The unamortized balance of total MISO costs deferred as regulatory assets was $30.6 million and $44.6 million as of December 31, 2023 and 2022, respectively.

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

Retail Ratemaking

AES Indiana’s tariff rates for electric service to retail customers consist of basic rates and charges which are set and approved by the IURC after public hearings. In addition, AES Indiana’s rates include various adjustment mechanisms including, but not limited to:

•a rider to reflect changes in fuel and purchased power costs to meet AES Indiana’s retail load requirements, referred to as the FAC;
•a rider for the timely recovery of costs (including a return) incurred to comply with environmental laws and regulations, referred to as the ECCRA;
•a rider to reflect changes in ongoing MISO costs, referred to as the RTO Adjustment;
•a rider to reflect changes in net capacity sales above and below an established annual benchmark of $11.3 million, referred to as the Capacity Adjustment;
•a rider for passing through to customers wholesale sales margins above and below an established annual benchmark of $16.3 million, referred to as the Off-System Sales Margin Adjustment;
•a rider for the timely recovery of costs (including a return) incurred on investments for eligible TDSIC improvements; and
•cost recovery, lost margin recoveries and performance incentives from our DSM programs.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2023.

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

MATS

In April 2012, the EPA’s rule to establish maximum achievable control technology standards for hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective. AES Indiana management developed and implemented a plan, which was approved by the IURC, to comply with this rule and all Petersburg units subject to the rule have been and remain in material compliance with the MATS rule since applicable deadlines.

In June 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to the EPA’s failure to consider costs before deciding to regulate power plants under Section 112 of the CAA and subsequently remanded MATS to the EPA without vacatur. On March 6, 2023, the EPA published a final rule reaffirming its 2016 finding that it is appropriate and necessary to regulate emissions under MATS. On April 24, 2023, EPA published the proposed MATS Risk and Technology Review (RTR) Rule to lower certain emissions limits and revise certain other aspects of MATS. It is too early to predict the outcome of this proposed rule and any potential impact. However, the existing requirements of MATS and the proposed requirements of MATS RTR Rule would not apply to AES Indiana upon conversion of the remaining two coal-fired units at Petersburg to natural gas.

Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.

Waste Management and CCR

In the course of operations, our facilities generate solid and liquid waste materials requiring eventual disposal or processing. Waste materials generated at our electric power and distribution facilities include asbestos, CCR, oil, scrap metal, rubbish, small quantities of industrial hazardous wastes such as spent solvents, tree-and-land-clearing wastes and polychlorinated biphenyl contaminated liquids and solids. We endeavor to ensure that all our solid and liquid wastes are disposed of in accordance with applicable national, regional, state and local regulations. With the exception of CCR, we have not usually physically disposed of waste materials on our property. Instead, they are usually shipped off-site for final disposal, treatment or recycling. Some of our CCRs have been and/or are currently beneficially used on-site and offsite, including as a raw material for production of wallboard, and concrete or cement, and some are disposed off-site in permitted disposal facilities. A small amount of CCR, which consists of bottom ash, fly ash and air pollution control wastes, is disposed of at our Petersburg coal-fired power generation plant in an engineered, permitted landfill.

The EPA's final CCR rule became effective in October 2015 (the "CCR Rule"). Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIIN Act") includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana establishes a final state-level CCR permit program, AES Indiana could eventually be required to apply for a federal CCR permit from the EPA. On December 21, 2022, IDEM published in the Indiana Register a Second Notice of Comment Period for its proposed CCR rulemaking which would include regulation of CCR through a state permitting program. In 2023, the Indiana legislature passed a law prohibiting IDEM from promulgating a CCR state permitting program that was more stringent than the federal CCR rule or imposed requirements not imposed by the federal CCR rule.

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

On May 18, 2023, EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule to include inactive surface impoundments at inactive generating facilities as well as additional inactive and closed landfills and certain other accumulations of CCR. It is too early to predict the outcome of this proposed rule and any potential impact.

The CCR Rule, current or proposed amendments to, or EPA interpretations of, the CCR Rule, Indiana CCR regulations, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, "Property, Plant and Equipment - ARO" and Note 10, "Commitments and Contingencies - Contingencies - Legal Matters - Coal Ash Insurance Litigation" to the Financial Statements of this Annual Report on Form 10-K for further discussion.

Regional Haze Rule

EPA’s 1999 Regional Haze Rule established timelines for states to improve visibility in national parks and wilderness areas throughout the United States by establishing reasonable progress goals toward meeting a national goal of natural visibility conditions in Class I areas by the year 2064 through submittal of a series of state implementation plans (SIPs). Indiana’s SIP for the first planning period (through 2018) did not require any additional controls to be installed or operated on AES Indiana generating facilities. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions. On December 22, 2021, IDEM submitted Indiana's Regional Haze SIP for the Second Implementation Period to EPA for review and approval. The SIP does not include additional requirements for AES Indiana EGUs or for other EGUs in Indiana. However, we cannot predict the possible outcome or potential impacts of this matter at this time. We would seek recovery of capital expenditures; however, there is no guarantee we would be successful.

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
▪If a cap-and-trade or similar market-based program is enacted, the price of offsets and emission allowances in the secondary market, including any price floors or price caps on the costs of offsets and emission allowances;
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
▪The impact of any laws and regulations, supply or cost of fuels used by our generation facilities, including coal, natural gas or oil;
▪Whether any federal legislation regulating GHG emissions will preclude the EPA from regulating GHG emissions under the CAA or preempt private nuisance suits or other litigation by third parties;
▪Any opportunities to change the use of fuel at the generation facilities or opportunities to increase efficiency;
▪The extent of any required GHG emissions disclosure requirements in the forthcoming final version of the SEC's proposed 2022 climate change disclosure rule, including potential disclosure of Scope 1-3 GHG emissions; and
▪Our ability to recover any resulting costs from our customers and the timing of such recovery.

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

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”), which agreement was signed and officially entered into on April 22, 2016. The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long-term goal of the
Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The U.S. withdrawal from the Paris Agreement became effective on November 4, 2020. However, on January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement, which became effective on February 19, 2021. In November 2023, the international community gathered for the 28th Conference to the Parties on the UN Framework Convention on Climate Change (“COP28”). The Parties agreed to non-binding language calling on countries to transition away from fossil fuels in energy systems to achieve net zero emissions by 2050.

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

Unit Retirements and Replacement Generation

In December 2019, AES Indiana filed its 2019 IRP, which included plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively. AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023. AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas. AES Indiana has not yet filed for the regulatory approvals from the IURC to convert Petersburg units 3 and 4; however, AES Indiana expects to do so in the first half of 2024. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. In December 2023, the first stage of construction for the Hardy Hills Solar Project was completed and placed in service, with initial operations for over half of the project commencing on December 28, 2023. For further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP" to the Financial Statements of this Annual Report on Form 10-K.

NSR and Other CAA NOVs

See Note 10, “Commitments and Contingencies - Contingencies - Environmental Matters - NSR and other CAA NOVs” to the Financial Statements of this Annual Report on Form 10-K for additional details.

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

Fine Particulate Matter.  In 2013, the EPA published the 2012 annual PM2.5 standard of 12 micrograms per cubic meter of air and the 24-hour PM2.5 standard of 35 micrograms per cubic meter of air. In 2015, the EPA published its final attainment designations for the 2012 PM2.5 standard. In addition to the PM2.5 standard, there is also a 24-hour PM10 standard of 150 micrograms per cubic meter of air. No AES Indiana operations are currently located in nonattainment areas. On January 27, 2023, the EPA published a proposed rule to lower the primary annual PM2.5 NAAQS from 12 micrograms per cubic meter to a level between 9 and 10 micrograms per cubic meter and to maintain other PM NAAQS at current levels. On February 7, 2024, EPA released a final rule lowering the primary annual PM2.5 NAAQS from 12 micrograms per cubic meter to 9 micrograms per cubic meter.

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

Based on these current and potential national ambient air quality standards, the state of Indiana is required to determine whether certain areas within the state meet the NAAQS. With respect to Marion, Morgan and Pike Counties, as well as any other areas determined to be in "nonattainment," the state of Indiana will be required to modify its SIP to detail how the state will regain its attainment status. As part of this process, it is possible that the

IDEM or the EPA may require reductions of emissions from our generating stations to reach attainment status for ozone, fine particulate matter or SO2. At this time, we cannot predict what the impact will be to AES Indiana with respect to new ambient standards, but it could be material.

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

On June 5, 2023, the EPA published a final Federal Implementation Plan ("FIP") to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule established a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and became effective during 2023. The FIP also includes enhancements in the revised Group 3 trading program which include a dynamic budget setting process beginning in 2026, annual recalibration of the allowance bank to reflect changes to affected sources, a daily backstop emissions rate limit for certain coal-fired electric generating units beginning in 2024, and a secondary emissions limit prohibiting certain emissions associated with state assurance levels.

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

CWA - Environmental Wastewater Requirements and Regulation of Water Discharge

In November 2015, the EPA published its final Steam ELG rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology applications. In 2020, EPA issued a final rule, known as the 2020 Reconsideration Rule, revising certain aspects of the 2015 ELG rule. Wastewater treatment technologies already installed and operated at Petersburg met the requirements of these rules. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, EPA published a proposed rule revising the 2020 Reconsideration Rule. The proposed rule would establish new best available technology economically achievable effluent limits for flue gas desulfurization wastewater, bottom ash treatment water, and combustion residual leachate. It is too early to determine whether any outcome of this proposed rule, litigation or current or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a CWA permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source such as groundwater. The Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. A number of legal cases relevant to determination of "functional equivalent" are ongoing in various jurisdictions. On November 27, 2023, EPA issued a draft guidance addressing how the Supreme Court decision would be applied to the NPDES permit program as it relates to functional equivalent discharge. It is too early to determine whether the U.S. Supreme Court decision, implementation thereof, or the result of litigation related to "functional equivalent" determination may have a material impact on our business, financial condition or results of operations.

The concept of WOTUS defines the geographic reach and authority of the U.S. Army Corps of Engineers and EPA (together, the "Agencies") to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the appropriate standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (Decision) in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. This decision provides a standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, under this decision, wetlands that do not have a continuous surface connection with traditional interstate navigable water are not considered a WOTUS and therefore are not federally jurisdictional.

On September 8, 2023, the Agencies published final amendments to the “Revised Definition of ‘Waters of the United States’” rule. These final rule amendments conform the definition of WOTUS to the definition adopted in the Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision.

It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over WOTUS might have a material adverse effect on our results of operations, financial condition and cash flows.

CWA - Cooling Water Intake Regulations

We use water as a coolant at our generating stations. Under the CWA, cooling water intake structures are required to reflect the BTA for minimizing adverse environmental impact. In 2014, the EPA's final standards became effective to protect fish and other aquatic organisms drawn into cooling water systems at large power plants and other facilities. These standards, based on Section 316(b) of the CWA, require affected facilities to choose amongst seven BTA options to reduce fish impingement. In addition, certain facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. It is possible this process, which includes permitting and public input, could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers) or other technology. Finally, the standards require that new units added to an existing facility must reduce both impingement and entrainment that achieves one of two alternatives under national BTA standards. AES Indiana’s NPDES permits as described below will be updated with the requirements of this rule, including any source-specific requirements arising from the evaluation process described above. At this time it is not yet possible to predict the total impacts of this final rule, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material. We would seek recovery of these capital expenditures; however, there is no guarantee we would be successful.

CWA – NPDES Permits

National Pollutant Discharge Elimination System (NPDES) permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Section 402 of the Federal Water Pollution Control Act. A number of CWA regulations described above are implemented through NPDES permits.

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

In 2017, IDEM also issued to Harding Street and Petersburg NPDES permits regulating water discharges associated with operation of their power plant operations. As part of the normal course of business, AES Indiana submitted timely applications for renewal for both Harding Street and Petersburg NPDES permits in March 2022. On November 29, 2023, IDEM issued the final NPDES permit renewal for Harding Street with an effective date of January 1, 2024. The permit includes a 316(b) determination requiring the installation of modified traveling screens and fish handling return system and an entrainment study. The permit also includes other new requirements, including new thermal limitations, that could result in the need for AES Indiana to take additional actions to ensure compliance with the final permit. On December 14, 2023, AES Indiana filed a petition for appeal of certain new requirements, including the new thermal limitations, in the final Harding Street NPDES permit. A stay of the appealed requirements was granted on January 4, 2024, and is in effect until April 15, 2024, which could be further extended. It is too early to determine the potential impact, but final or future permits could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard. The renewal application for the Petersburg NPDES permit remains pending.

ENERGY SUPPLY

Total electricity sold to our retail customers in 2023 came from the following sources: 58.3% from AES Indiana-owned natural gas-fired units, 30.6% from AES Indiana-owned coal-fired steam generation, and 11.1% from power purchased under power purchase agreements (primarily wind and solar) and from the wholesale power market.

Natural gas accounted for approximately 64% of the total kWh we generated in 2023, as compared to 42% in 2022 and 28% in 2021. Natural gas is used in our steam boiler units at Harding Street Station, our CCGT at Eagle Valley and combustion turbines at Georgetown. AES Indiana sources natural gas from the wholesale market delivered to our plants by interstate pipeline and local distribution companies. AES Indiana holds firm pipeline transportation commitments on Texas Gas Transmission, Rockies Express Pipeline, LLC, Trunkline Gas Company, LLC, Panhandle Eastern Pipeline Company, and has firm redelivery contracts with the local distribution companies that serve AES Indiana plants. AES Indiana has established physical natural gas hedges for firm supply over a two year period in accordance with a hedge program approved by the IURC. Hedge percentages vary by season with winter the highest percentage of coverage. Eagle Valley returned from an extended outage in March of 2022 and the hedge program was initiated after the return date. We have natural gas inventory related to a storage agreement with Citizens Energy Group which provides natural gas supply to Harding Street Station.

Coal and fuel oil provided the remaining kWh generation in 2023. Approximately 36% of the total kWh we generated in 2023 was from coal as compared to approximately 58% and 72% in 2022 and 2021, respectively. In 2021 and early in 2022, coal was a higher percentage of kWh generated due to an extended outage at the Eagle Valley CCGT plant, and we expect this percentage to be lower going forward. Additionally, AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP” to the Financial Statements of this Annual Report on Form 10-K). Our existing coal contracts provide for approximately 100% of our current projected requirements in 2024 and approximately 83% in total for the two-year period ending December 31, 2025. We have long-term coal contracts with one supplier. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Substantially all of our coal is currently mined in the state of Indiana, and all of our coal supply is mined by unaffiliated suppliers or third parties. Our goal is to carry a 25-50 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays. Our present inventory is above our target range. Fuel oil accounted for less than 1% of the total kWh we generated in 2023, 2022, and 2021, and is used for start-up and flame stabilization in coal-fired generating units, as primary fuel in two older combustion turbines, and as an alternate fuel in two other combustion turbines.

As a result of the completion of the CCGT at the Eagle Valley Station in 2018, the Harding Street Station refueling projects in 2015 and 2016, the retirement of coal-fired units at Eagle Valley in 2016, and the 2021, 2023 and future retirement of coal-fired units at Petersburg, we generally have experienced and expect to continue to experience an increase in the percentage of generation from natural gas and renewable projects. Due to outages at the Eagle Valley CCGT this was not the case in 2021 and early 2022, however we expect to continue experiencing an increase in the percentage of generation from natural gas and renewable projects going forward. The generation fuel mix from coal and natural gas will continue to change as the relative prices of the commodities change and as our generation portfolio changes.

See Note 2 “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K for further discussion of AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years, including the acquisition and development of the Hardy Hills Solar Project and Petersburg Energy Center Project, the development of the Pike County BESS Project, acquisition of the Hoosier Wind Project, and the conversion of the remaining two coal units at Petersburg to natural gas.

Additionally, we meet the electricity demands of our retail customers with energy purchased under power purchase agreements and by power purchases in MISO. We are currently committed under long-term power purchase agreements to purchase all energy from two wind projects that have a combined maximum output capacity of 300 MW, including the Hoosier Wind Project. AES Indiana received IURC approval for the acquisition of the Hoosier Wind Project in January 2024 (see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation - Hoosier Wind Project” to the Financial Statements of this Annual Report on Form 10-K). We have 94.5 MW of solar-generated electricity in our service territory under long-term contracts, of which 94.0 MW was in operation as of December 31, 2023. We also purchase up to 8 MW of energy from a combined heat and power facility located in Indianapolis, Indiana.

AES Indiana retired Petersburg Unit 1 in May 2021 and Petersburg Unit 2 in June 2023. In addition, AES Indiana’s most recent 2022 IRP short-term action plan includes the conversion of Petersburg Units 3 and 4 from coal to gas as part of AES Indiana’s preferred portfolio. AES Indiana has not yet filed for the regulatory approvals from the IURC to convert Petersburg units 3 and 4; however, AES Indiana expects to do so in the first half of 2024.

After the conversion of Petersburg Units 3 and 4 from coal to natural gas, we will no longer have any coal fired generation in our generation portfolio. Upon the completion of our various renewable projects (e.g., Hardy Hills Solar Project, Petersburg Energy Center Project, Pike County BESS Project, Hoosier Wind Project, etc.) and the Petersburg unit conversions, we expect our installed capacity to be approximately 74% from AES Indiana-owned natural gas-fired units, 16% from AES Indiana-owned renewable projects, and 10% from wind and solar power purchase agreements.

STATISTICAL INFORMATION ON OPERATIONS

The following table of statistical information presents additional data on our operations:

	Years Ended December 31,
	2023	2022	2021	2020	2019
Revenue (In Thousands):
Residential	$668,209	$698,648	$607,260	$575,329	$597,809
Small commercial and industrial	238,595	247,884	212,169	194,904	215,878
Large commercial and industrial	635,221	644,181	541,471	500,208	564,216
Public lighting	10,013	9,784	8,994	9,257	7,335
Other(1)	24,615	17,845	16,785	14,402	14,136
Retail electric revenue	1,576,653	1,618,342	1,386,679	1,294,100	1,399,374
Wholesale	56,557	148,517	25,059	46,482	68,474
Miscellaneous	16,707	24,852	14,394	12,403	13,795
Total revenue	$1,649,917	$1,791,711	$1,426,132	$1,352,985	$1,481,643
kWh Sales (In Millions):
Residential	4,800	5,305	5,172	5,115	5,200
Small commercial and industrial	1,722	1,823	1,774	1,709	1,840
Large commercial and industrial	5,929	6,091	6,006	5,839	6,283
Public lighting	19	18	21	30	42
Sales – retail customers	12,470	13,237	12,973	12,693	13,365
Wholesale	1,657	2,148	908	1,866	2,718
Total kWh sold	14,127	15,385	13,881	14,559	16,083
Retail Customers at End of Year:
Residential	462,848	458,585	455,756	451,735	448,210
Small commercial and industrial	54,998	55,210	55,078	54,253	53,751
Large commercial and industrial	4,456	4,517	4,506	4,567	4,635
Public lighting	1,093	1,007	983	986	980
Total retail customers	523,395	519,319	516,323	511,541	507,576

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

RISKS ASSOCIATED WITH OUR OPERATIONS

Our electric generating facilities are subject to operational risks that at times result in unscheduled plant outages, unanticipated operation and/or maintenance expenses, increased fuel or purchased power costs and other liabilities, and these liabilities could become significant for which we may not have adequate insurance coverage.

We operate generating facilities, including those using coal, oil, natural gas, and renewable energy, which involve certain risks that can adversely affect energy costs, output and efficiency levels. These risks include:

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

Customer growth and customer usage are affected by a number of factors outside our control, such as energy efficiency and DSM measures, population changes, job and income growth, housing starts, new business formation and the overall level of economic activity. A significant lack of growth, or a decline, in the number of customers in our service territory or in customer demand for electricity could have a material adverse effect on our results of operations, financial condition and cash flows and may cause us to fail to fully realize anticipated benefits from investments and expenditures.

The cost of fuel and other commodities have experienced and could continue to experience volatility and we may not be able to hedge the entire exposure of our operations from availability and price volatility. In addition, until our coal units are converted or retired, a portion of our electricity is generated by coal.

Our business is sensitive to changes in the price of natural gas, coal, purchased power and emissions allowances. In addition, changes in the prices of steel, copper and other raw materials can have a significant impact on our costs. We also are dependent on purchased power, in part, to meet our seasonal planning reserve margins. Any changes in fuel prices could affect the prices we charge, our operating costs and our competitive position with respect to our products and services. The cost of fuel and other commodities has been volatile in recent years and we expect that volatility to continue.

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

Approximately 36% of the energy we produced in 2023 was generated by coal as compared to approximately 58% and 72% in 2022 and 2021, respectively. While we have approximately 83% in total of our current coal requirements for the two-year period ending December 31, 2025 under long-term contracts as of the date of this report, the balance is yet to be purchased and will be purchased under a combination of long-term contracts, short-term contracts and on the spot market. Prices can be highly volatile in both the short-term market and on the spot market. The coal market has experienced price volatility in the last several years. We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance. Coal exports from the U.S. have increased significantly at times in recent years. In addition, domestic developments such as government-imposed direct costs and permitting issues that affect mining costs and supply availability, and the variable demand of retail customer load and the performance of our generation fleet have an impact on our fuel procurement operations. In addition, pricing provisions in some of our coal contracts with terms of one year or more allow for price changes under certain circumstances.

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

Catastrophic events such as fires, explosions, cyber-attacks, terrorist acts, acts of war, acts of sabotage or vandalism, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts or other similar occurrences could adversely affect our generation facilities, transmission and distribution systems, results of operations, financial condition and cash flows. Our Petersburg Plant, which is our largest source of generating capacity, is located in the Wabash Valley seismic zone, adjacent to the New Madrid seismic zone, which are both areas of significant seismic activity in the central U.S.

Our business is sensitive to weather and seasonal variations.

Weather conditions significantly affect the demand for electric power, and accordingly, our business is affected by variations in general weather conditions and unusually severe weather. As a result of these factors, our operating revenue and associated operating expenses are not generated evenly by month during the year. We forecast electric sales on the basis of normal weather, which represents a long-term historical average. Significant variations from normal weather (such as warmer winters and cooler summers) could have a material impact on our revenue, operating income and net income and cash flows. In addition, severe or unusual weather, such as floods, tornadoes and ice or snow storms, may cause outages and property damage that may require us to incur additional costs that may not be insured or recoverable from customers. While we are permitted to seek recovery of certain severe storm damage costs, if we are unable to fully recover such costs in a timely manner, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The rules governing the various regional power markets may also change from time to time which could affect our costs and revenue and have a material adverse effect on our results of operations, financial condition and cash flows. We may expand or otherwise change our transmission system according to decisions made by MISO in addition to our internal planning process. In addition, various proposals and proceedings before the FERC relating to MISO or otherwise may cause transmission rates to change from time to time. We also incur fees and costs to participate in MISO.

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

Current and future conditions in the economy may adversely affect our customers, suppliers and other counterparties in a way which could materially and adversely affect our results of operations, financial condition and cash flows.

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

Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, level of employer contributions, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of our Pension Plans’ assets compared to pension obligations under the Pension Plans. Further, the performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under the Pension Plans. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the Pension Plans’ assets will increase the funding requirements under the Pension Plans if the actual asset returns do not recover these declines in value in the foreseeable future. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation. We are responsible for funding any shortfall of our Pension Plans’ assets compared to obligations under the Pension Plans, and a significant increase in our pension liabilities could materially and adversely impact our results of operations, financial condition, and cash flows. We are subject to the Pension Protection Act of 2006, which requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, our required contributions to these plans, at times, have increased and may increase in the future. In addition, our pension and postemployment benefit plan liabilities are sensitive to changes in interest rates. If interest rates decrease, the discounted liabilities increase benefit expense and funding requirements. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements for the obligations related to the pension and other postemployment benefit plans. Declines in market values and increased funding requirements could have a material adverse effect on our results of operations, financial condition and cash flows. Please see Note 8, “Benefit Plans” to the Financial Statements of this Annual Report on Form 10-K for further discussion.

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

The COVID-19 pandemic has impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory in recent years. In addition to reduced revenue and lower margins resulting from decreased energy demand within our service territory, we also have incurred expenses relating to COVID-19, including expenses relating to events outside of our control. In addition to contributing to economic slowdown or a recession, COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

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

The impact of the COVID-19 pandemic also depends on factors, including the effectiveness and timing of updated vaccines to address new variants, the development of more virulent COVID-19 variants as well as third-party actions taken to contain its spread and mitigate its public health effects. A resurgence or material worsening of the COVID-19 pandemic could present material uncertainty which could materially and adversely affect our generation facilities, transmission and distribution systems, results of operations, financial condition and cash flows. To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Failure to maintain an effective system of internal controls over financial reporting could result in material misstatements in our financial statements, the disallowance of cost recovery, or incorrect payment processing.

Our internal controls, accounting policies and practices and internal information systems are designed to enable us to capture and process transactions and information in a timely and accurate manner in compliance with GAAP, laws and regulations, taxation requirements and federal securities laws and regulations in order to, among other things, disclose and report financial and other information in connection with the recovery of our costs and with our reporting requirements under federal securities, tax and other laws and regulations and to properly process payments. We have also implemented corporate governance, internal control and accounting policies and procedures in connection with the Sarbanes-Oxley Act of 2002. Our internal controls and policies have been and continue to be closely monitored by management and our Board of Directors. While we believe these controls, policies, practices and systems are adequate to verify data integrity, the identification of significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner could lead to undetected errors that could result in material misstatements in our financial statements, the disallowance of cost recovery, or incorrect payment processing. The consequences of these events could have a material adverse effect on our results of operations, financial condition and cash flows.

As more fully disclosed in "Item 9A. Controls and Procedures”, we have identified a material weakness in our internal control over financial reporting that resulted from the design and operation of information technology general controls. While we believe that this material weakness did not result in a material misstatement of our financial statements, this control deficiency was not remediated as of December 31, 2023. Since there is a reasonable possibility that the control deficiency could result in a material misstatement in our financial statements that would not be detected, we determined that this control deficiency constituted a material weakness. While we have taken steps to implement a remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. Furthermore, we can give no assurance that the measures we take will remediate the material weakness. We can give no assurance that additional material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.

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

We operate in a highly regulated industry that requires the continued operation of sophisticated systems and network infrastructure at our generation stations, fuel storage facilities and transmission and distribution facilities. We also use various financial, accounting and other systems in our businesses. These systems and facilities are vulnerable to unauthorized access due to hacking, viruses, other cybersecurity attacks and other causes and also may be subject to acts of sabotage and vandalism. In particular, given the importance of energy and the electric grid, there is the possibility that our systems and facilities could be targets of terrorism or acts of war and there has been an increased focus on the U.S. energy grid that is believed to be related to the Russia/Ukraine conflict. We have implemented measures to help prevent unauthorized access to our systems and facilities, including network and system monitoring, identification and deployment of secure technologies, and certain other measures to comply with mandatory regulatory reliability standards. Pursuant to NERC requirements, we have a robust cybersecurity plan in place and are subject to regular audits by an independent auditor approved by NERC. We routinely test our systems and facilities against these regulatory requirements in order to measure compliance, assess potential security risks, and identify areas for improvement. In addition, we provide cybersecurity training for our employees and perform exercises designed to raise employee awareness of cyber risks on a regular basis. To date, cyber-attacks on our business and operations have not had a material impact on our operations or financial results. Despite our efforts, if our systems or facilities were to be breached or disabled, we may be unable to recover them in a timely manner to fulfill critical business functions, including the supply of electric services to our customers, and we could experience decreases in revenue and increases in costs that could materially and adversely affect our results of operations, cash flows and financial condition.

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

Failure or disruption in our information systems or those of businesses we rely on, or implementation of new processes and information systems could, if significant, interrupt our operations and adversely affect our business, results of operations, financial condition and cash flows in a material manner.

Our business depends on numerous information systems to manage our operations and business processes, financial information, and customer billings. From time to time, we have experienced, and may in the future experience, damage or disruptions in our information technology and computer systems from various risks including, but not limited to, power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats. Our disaster recovery planning cannot account for all eventualities.

In addition, we are currently making, and expect to continue to make, investments in our information technology systems and infrastructure, some of which are significant. In 2023, we implemented certain replacement information systems, including our customer information and billing system. Failure to successfully manage the post-implementation phase of this initiative, including with respect to our systems for billing and collecting from our customers, could, if significant, result in a material adverse effect on our business, operating results and financial condition. In addition, the effectiveness of our information technology general controls and internal controls over financial reporting could continue to be negatively affected.

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

One byproduct of burning coal and other fossil fuels is the emission of GHGs, including CO2. At the federal, state and regional levels, policies are under development or have been developed to regulate GHG emissions. In 2023, AES Indiana emitted approximately 9 million tons of CO2 from our power plants. AES Indiana uses CO2 emission estimation methodologies supported by “The Greenhouse Gas Protocol” reporting standard on GHG emissions. Our CO2 emissions are determined from emissions monitoring data and calculations using actual fuel heat inputs and fuel type CO2 emission factors.

There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our electric power generation facilities. However, in 2015, the EPA promulgated a rule establishing NSPS for CO2 emissions for newly constructed and modified/reconstructed fossil-fueled EUSGUs larger than 25 MW, and the EPA proposed revisions to this rule in December 2018. On May 23, 2023, EPA published a proposed rule that would establish CO2 emissions limits for certain new fossil-fuel fired stationary combustion turbines that commence construction or are modified after May 23, 2023. Also on May 23, 2023, following prior rulemaking activity under CAA Section 111(d) and associated legal challenges, EPA published a proposed rule that would vacate its prior ACE Rule, establish emissions guidelines in the form of CO2 emissions limitations for certain existing electric generating units (EGUs) and would require states to develop State Plans that establish standards of performance for such EGUs that are that least as stringent as EPA's emissions guidelines. In addition, it is likely that there will be increased focus on climate change from a President Biden administration and any future Democrat-controlled U.S. Congress, both of which may result in additional legislation and regulations regarding GHG emissions. For example, in March 2022, the SEC proposed a rule that would require extensive climate-related disclosures, including climate-related risks, GHG emissions and climate-related financial metrics; while this rule has not yet been finalized, once final it could require significant efforts and costs to comply.

In December 2015, the parties to the United Nations Framework Convention on Climate Change convened for the 21st Conference of the parties and the resulting Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. We anticipate that the Paris Agreement will continue the trend toward efforts to de-carbonize the global economy. Although the U.S. was officially able to withdraw from the Paris Agreement on November 4, 2020, on January 20, 2021, President Biden began the 30-day process of rejoining the Paris Agreement, which became effective for the U.S. on February 19, 2021. In November 2023, the international community gathered for COP28. The Parties agreed to non-binding language calling on countries to transition away from fossil fuels in energy systems to achieve net zero emissions by 2050.

Any existing or future international, federal, state or regional legislation or regulation of GHG emissions could have a material adverse impact on our financial performance. The actual impact on our financial performance will depend on a number of factors, including among others, the degree and timing of GHG emissions reductions required under any such legislation or regulations, of offsets, the extent to which market-based compliance options are available, if such options were available, the extent to which we would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market as well as the cost or availability of such allowances and the impact of such legislation or regulation on our ability to recover costs incurred through rate increases or otherwise. Our cost of compliance could be substantial. Although we would seek recovery of costs associated with new climate change or GHG regulations, our inability to fully or timely recover such costs could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, concerns over GHG emissions and their effect on the environment have led, and could lead further, to reduced demand for coal-fired power, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow-fed rivers, warming of lakes and rivers, an increase in sea level, changes and variability in precipitation and in the intensity and frequency of extreme weather events. Physical impacts may have the potential to significantly affect our business and operations. For example, extreme weather events could result in increased downtime and operation and maintenance costs at our electric power generation facilities and our support facilities. Variations in weather conditions, primarily temperature and humidity, would also be expected to affect the energy needs of customers. A decrease in energy consumption could decrease our revenue. In addition, while revenue would be expected to increase if the energy consumption of customers increased, such increase could prompt the need for additional investment in generation capacity. Changes in the temperature of lakes and rivers and changes in precipitation that result in drought could adversely affect the operations of our fossil-fuel fired electric power generation facilities.

If any of the foregoing risks materialize, we expect our costs to increase or revenue to decrease and there could be a material adverse effect on our business and on our consolidated results of operations, financial condition, cash flows and reputation if such changes are significant. Please see “Item 1. Business - Environmental Matters” for additional information of environmental matters impacting us, including those relating to regulation of GHG emissions.

We are subject to numerous environmental laws, rules and regulations that require capital expenditures, increase our cost of operations, may expose us to environmental liabilities or make continued operation of certain generating units unprofitable.

We are subject to various federal, state, regional and local environmental protection and health and safety laws, rules and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. Such laws, rules and regulations can become stricter over time, and we could also become subject to additional environmental laws, rules and regulations and other requirements in the future. Environmental laws, rules and regulations also generally require us to comply with inspections and obtain and comply with a wide variety of environmental licenses, permits, and other governmental authorizations. These laws and regulations often require a lengthy and complex process of obtaining and renewing licenses, permits and other governmental authorizations from federal, state and local agencies. If we are not able to timely comply with inspections and obtain, maintain or comply with all environmental laws, rules and regulations, and all licenses, permits, and other government authorizations required to operate our business, then our operations could be prevented, delayed or subject to additional costs. A violation of environmental laws, rules, regulations, permits or other requirements can result in substantial fines, penalties, other sanctions, permit revocation, facility shutdowns, the imposition of stricter environmental standards and controls or other injunctive measures affecting operating assets. Compliance with these laws, regulations and other requirements requires us to expend significant funds and resources and could at some point become prohibitively expensive or result in our shutting down (temporarily or permanently) or altering the operation of our facilities. Under certain environmental laws, we could also be held responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held strictly, jointly and severally liable for investigation or remediation of such contamination, human exposure to hazardous substances or for other environmental damage. From time to time we are subject to enforcement and litigation actions for claims of noncompliance with environmental laws, rules and regulations or other environmental requirements. We cannot assure that we will be successful in defending against any claim of noncompliance. Any actual or alleged violation of environmental laws, rules, regulations and other requirements also may require us to expend significant resources to defend against any such alleged violations and expose us to unexpected costs. Our costs and liabilities relating to environmental matters could have a material adverse effect on our results of operations, financial condition and cash flows.

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

See Note 6, “Debt” to the Financial Statements of this Annual Report on Form 10-K for information regarding indebtedness. See also “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for information related to market risks.

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility.

As of December 31, 2023, we had on a consolidated basis $3,476.0 million of indebtedness, including finance lease obligations, and total shareholders’ equity of $1,076.5 million. AES Indiana had $2,153.8 million of first mortgage bonds outstanding as of December 31, 2023, which are secured by the pledge of substantially all of the assets of AES Indiana under the terms of AES Indiana’s mortgage and deed of trust. This level of indebtedness and related security has important consequences, including the following:

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

We expect to incur additional debt in the future, subject to the terms of our debt agreements and regulatory approvals for any AES Indiana debt. To the extent we become more leveraged, the risks described above would increase. Further, actual cash requirements in the future may be greater than expected. Accordingly, our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms or at all to refinance our debt as it becomes due. For a further discussion of outstanding debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 6, “Debt” to the Financial Statements of this Annual Report on Form 10-K.

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

IPALCO is a holding company with no material assets other than the common stock of its subsidiaries, and accordingly all cash is generated by the operating activities of our subsidiaries, principally AES Indiana. As such, IPALCO’s cash flow is largely dependent on the operating cash flows of AES Indiana and its ability to pay cash to IPALCO. AES Indiana’s mortgage and deed of trust, its amended articles of incorporation, its Credit Agreement and its $300 million Term Loan Agreement contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends to IPALCO. For example, there are restrictions that require maintenance of a leverage ratio which could limit the ability of AES Indiana to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity” for a discussion of these restrictions. See Note 6, “Debt” to the Financial Statements of this Annual Report on Form 10-K for information regarding indebtedness. In addition, AES Indiana is regulated by the IURC, which possesses broad oversight powers to ensure that the needs of utility customers are being met. The IURC could impose additional restrictions on the ability of AES Indiana to distribute, loan or advance cash to IPALCO pursuant to these broad powers. While we do not expect any of the foregoing restrictions to significantly affect AES Indiana’s ability to pay funds to IPALCO in the future, a significant limitation on AES Indiana’s ability to pay dividends or loan or advance funds to IPALCO would have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of maintaining the safety and security of our people, systems, and data and have a holistic process, supported by our management and Board of Directors, for overseeing and managing cybersecurity and related risks. As part of AES, we are also supported by AES’ cyber risk management program.

AES’ Chief Information Security Officer (“CISO”) reports to AES’ General Counsel and is the head of the Company’s cybersecurity team. The CISO is responsible for assessing and managing AES’ cyber risk management program globally, including IPALCO and its subsidiaries. In this role, the CISO informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. AES’ CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk and has served in that position since 2020.

The CISO manages a global team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, cloud security, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. We rely on threat intelligence as well as other information obtained from governmental, public, or private sources, including contracted external consultants. The global team includes local cyber security professionals that manage the operational technology (OT) network security of IPALCO to demonstrate compliance with the NERC-Critical Infrastructure Protection (CIP) standards and IURC regulation.

The Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The CISO briefs the Board of Directors on the effectiveness of our cyber risk management program periodically and as needed.

We consider cybersecurity as part of the enterprise risk process, including organized and structured reporting protocols. The prioritization of cybersecurity risk is aligned with overall risk management processes.

In addition, the Company’s management team considers risks relating to cybersecurity, among other significant risks, and applicable mitigation plans to address such risks, at monthly performance review meetings. The Company's CEO, CFO and other members of senior management participate in such meetings.

We have also established an Incident Response Team and associated protocol led by AES’ CISO that governs our assessment, response, and notifications internally and externally upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this protocol provides for escalating notification to our CEO and the Board. We regularly practice our incident response through executive tabletop exercises.

Our policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are informed by frameworks established by the National Institute of Standards and Technology (“NIST”) and other applicable industry standards. Our cybersecurity program addresses threats in a prioritized manner and, in particular, focuses on the following key areas:

•gap analysis to identify programmatic opportunities for improvement that can be incorporated into the cyber strategy;
•policies and standards that are annually reviewed and communicated;
•exceptions management and internal audits that support cybersecurity requirements through assessing control implementation risks; and
•monitoring and regular reporting of cyber resilience and posture at operational and strategic levels.

We engage assessors, consultants, auditors, or other third parties in connection with any such processes, including:

•external vulnerability assessments, including penetration tests;
•internal audit reviews;
•threat intelligence;
•incident management;
•audits of NERC-Critical Infrastructure Protection regulated environments by the NERC Registered Regional Entity; and
•program development support, as needed.

Our risk management program for third-party service providers includes risk-based assessments of their interactions with our data and systems. We implement monitoring and response processes for key third-party service providers.

We provide awareness training to our employees to help identify, avoid, and mitigate cybersecurity threats. Our employees participate in training, including phishing exercises, monthly safety meetings, and an annual cybersecurity awareness update. We also periodically host tabletop exercises with management and other employees to practice rapid cyber incident response.

We face cybersecurity risks in connection with our business. Although such risks have not materially affected us to date, we have, from time to time, experienced threats to and breaches of our data and systems. For more information about the cybersecurity risks we face, see the risk factor entitled Potential security breaches (including cybersecurity breaches) and terrorism risks could materially and adversely affect our business in Item 1A—Risk Factors of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Information relating to our properties is contained in “Item 1. Business – Properties” and Note 3, “Property, Plant and Equipment” to the Financial Statements of this Annual Report on Form 10-K.

AES Indiana’s mortgage and deed of trust secures first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage and deed of trust, substantially all property owned by AES Indiana is subject to a direct first mortgage lien securing indebtedness of $2,153.8 million at December 31, 2023. In addition, IPALCO has outstanding $880.0 million of debt obligations which are secured by its pledge of all of the outstanding common stock of AES Indiana.

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

The following additional information is incorporated by reference into this Item: information about the legal proceedings contained in "Regulation" and “Environmental Matters” in “Item 1. Business” of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 26, 2024, all of the outstanding common stock of IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). As a result, our stock is not listed for trading on any stock exchange.

Dividends

During the years ended December 31, 2023, 2022 and 2021, IPALCO declared and paid distributions to our shareholders totaling $104.3 million, $102.0 million and $131.5 million, respectively. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana and such other factors as our Board of Directors deems relevant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” of this Form 10-K for a discussion of limitations on dividends from AES Indiana. In order for us to make any dividend payments to our shareholders, we must, at the time and as a result of such dividends, either maintain certain credit ratings on our senior long-term debt or be in compliance with leverage and interest coverage ratios contained in IPALCO’s Third Amended and Restated Articles of Incorporation. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

Dividends and Capital Structure Restrictions

AES Indiana’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of AES Indiana issued under its mortgage remains outstanding, and subject to certain exceptions, AES Indiana is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to AES Indiana’s articles, no dividends may be paid or accrued, and no other distribution may be made on AES Indiana’s common stock unless dividends on all outstanding shares of AES Indiana preferred stock have been paid or declared and set apart for payment. On December 30, 2022 (the “Redemption Date”), AES Indiana redeemed all of its issued and outstanding preferred stock for $60.1 million (for further discussion, see Note 9, "Equity and Cumulative Preferred Stock - Cumulative Preferred Stock" to the Financial Statements of this Annual Report on Form 10-K). As of December 31, 2023, and as of the filing of this report, AES Indiana was in compliance with these restrictions.

AES Indiana is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement and $300 million Term Loan Agreement, which could happen if AES Indiana fails to comply with certain covenants. These covenants, among other things, require AES Indiana to maintain total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2023, and as of the filing of this report, AES Indiana was in compliance with all covenants and no event of default existed.

IPALCO’s Third Amended and Restated Articles of Incorporation contain provisions which state that IPALCO may not make a distribution to its shareholders or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no event of default (as defined in the articles) and no such event of default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, IPALCO’s leverage ratio does not exceed 0.67 to 1 and IPALCO’s interest coverage ratio is not less than 2.50 to 1 or, (b)(ii) if such ratios are not within the parameters, IPALCO’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2023, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

ITEM 6. [RESERVED]

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

OVERVIEW OF 2023 RESULTS AND STRATEGIC PERFORMANCE

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as: regulatory action, environmental matters, weather and weather-related damage in our service area, customer growth and the local economy; (ii) our progress on performance improvement and growth strategies designed to maintain high standards in several operating areas (including safety, reliability, customer satisfaction, operations, financial and enterprise-wide performance, talent management/people, capital allocation/sustainability and corporate social responsibility) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see Note 2, “Regulatory Matters” to the Financial Statements and “Environmental Matters” in “Item 1. Business” of this Annual Report on Form 10-K.

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

Our safety performance is measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of lost time incident (“LTI”) rates for our employees and contractors based on OSHA standards. Our lagging safety metrics track lost workday cases, severity rate, and recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.

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

EXECUTIVE SUMMARY

Compared with the prior year, the results for the year ended December 31, 2023 reflect lower income from operations before income tax of $46.7 million, or 39%, primarily due to factors including, but not limited to:

$ in millions	2023 vs. 2022
Decrease in retail margin due to lower volumes driven by weather and lower demand	$(52.4)
Decrease due to higher depreciation expense from additional assets placed in service and higher amortization of regulatory assets	(21.4)
Decrease due to higher defined benefit plan costs driven by increase in interest cost	(17.3)
Increase due to a charge to power purchased costs recorded in the prior period resulting from settlement of the FAC sub-docket on the Eagle Valley CCGT extended outage	27.8
Increase in TDSIC rider revenue	24.3
Other	(7.7)
Net change in income from operations before income tax	$(46.7)

RESULTS OF OPERATIONS

The following review of results of operations and "Capital Resources and Liquidity" sections compare the results for the year ended December 31, 2023 to the results for the year ended December 31, 2022. For discussion comparing the results for the year ended December 31, 2022 to the results for the year ended December 31, 2021, see Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023. In addition to the discussion on operations below, please see the “Statistical Information on Operations” table included in “Item 1. Business” of this report for additional data such as kWh sales and number of customers by customer class.

IPALCO’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary AES Indiana. All material intercompany accounts and transactions have been eliminated in consolidation.

Statements of Operations Highlights

	Years Ended December 31,			Change 2023 vs. 2022		Change 2022 vs. 2021
(In Thousands)	2023	2022	2021	$	%	$	%
REVENUE	$1,649,917	$1,791,711	$1,426,132	$(141,794)	(7.9)%	$365,579	25.6%

OPERATING COSTS AND EXPENSES:
Fuel	494,000	568,676	255,817	(74,676)	(13.1)%	312,859	122.3%
Power purchased	159,908	199,860	175,025	(39,952)	(20.0)%	24,835	14.2%
Operation and maintenance	477,880	493,674	449,746	(15,794)	(3.2)%	43,928	9.8%
Depreciation and amortization	287,863	266,504	256,085	21,359	8.0%	10,419	4.1%
Taxes other than income taxes	24,864	33,048	44,419	(8,184)	(24.8)%	(11,371)	(25.6)%
Other, net	(361)	(3,201)	(5,630)	2,840	(88.7)%	2,429	(43.1)%
Total operating costs and expenses	1,444,154	1,558,561	1,175,462	(114,407)	(7.3)%	383,099	32.6%

OPERATING INCOME	205,763	233,150	250,670	(27,387)	(11.7)%	(17,520)	(7.0)%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	9,315	4,784	5,412	4,531	94.7%	(628)	(11.6)%
Interest expense	(142,926)	(131,232)	(125,626)	(11,694)	8.9%	(5,606)	4.5%
Other (expense) / income, net	(410)	11,783	17,667	(12,193)	(103.5)%	(5,884)	(33.3)%
Total other expense, net	(134,021)	(114,665)	(102,547)	(19,356)	16.9%	(12,118)	11.8%

INCOME BEFORE INCOME TAX	71,742	118,485	148,123	(46,743)	(39.5)%	(29,638)	(20.0)%

Income tax expense	14,715	21,859	28,941	(7,144)	(32.7)%	(7,082)	(24.5)%
NET INCOME	57,027	96,626	119,182	(39,599)	(41.0)%	(22,556)	(18.9)%

Dividends on and redemption of preferred stock	—	3,509	3,213	(3,509)	(100.0)%	296	9.2%
Net loss attributable to noncontrolling interests	(26,093)	—	—	(26,093)	(100.0)%	—	—%

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$83,120	$93,117	$115,969	$(9,997)	(10.7)%	$(22,852)	(19.7)%

Revenue

Revenue decreased in 2023 from the prior year by $141.8 million, which resulted from the following changes (dollars in thousands):

	2023	2022	Change	% Change
Revenue:
Retail Revenue	$1,576,653	$1,618,342	$(41,689)	(2.6)%
Wholesale Revenue	56,557	148,517	(91,960)	(61.9)%
Miscellaneous Revenue	16,707	24,852	(8,145)	(32.8)%
Total Revenue	$1,649,917	$1,791,711	$(141,794)	(7.9)%
Heating Degree Days(1):
Actual	4,350	5,281	(931)	(17.6)%
30-year Average	5,198	5,244
Cooling Degree Days(1):
Actual	1,139	1,295	(156)	(12.0)%
30-year Average	1,177	1,171

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

The following table presents additional data on kWh sold:

	2023	2022	kWh Change	% Change
kWh Sales (In Millions):
Residential	4,800	5,305	(505)	(9.5)%
Small commercial and industrial	1,722	1,823	(101)	(5.5)%
Large commercial and industrial	5,929	6,091	(162)	(2.7)%
Public lighting	19	18	1	5.6%
Sales – retail customers	12,470	13,237	(767)	(5.8)%
Wholesale	1,657	2,148	(491)	(22.9)%
Total kWh sold	14,127	15,385	(1,258)	(8.2)%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the year ended December 31, 2023 as compared to the prior year:

The decrease in revenue of $141.8 million was primarily due to the following:

$ in millions	2023 vs. 2022
Retail revenue:

Volume:
Net decrease in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$(95.2)
Price:
Net increase in the weighted average price of retail kWh sold primarily due to higher fuel revenue, as well as higher TDSIC and Off System Sales Margin rider revenue.	55.9

Other:	(2.4)

Net change in retail revenue	(41.7)

Wholesale revenue:

Volume:
Net decrease in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	(34.0)
Price:
Net decrease in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	(58.0)

Net change in wholesale revenue	(92.0)

Miscellaneous revenue:
Primarily due to decrease in capacity revenue due to recent MISO auction results (lower clearing prices in the 2023-2024 MISO auction).	(8.1)

Net change in revenue	$(141.8)

Operating Costs and Expenses

The following table illustrates changes in Operating costs and expenses from 2022 to 2023 (in thousands):

	Years Ended
	December 31,
	2023	2022	$ Change	% Change
Operating costs and expenses:
Fuel	$494,000	$568,676	$(74,676)	(13.1)%
Power purchased	159,908	199,860	(39,952)	(20.0)%
Operation and maintenance	477,880	493,674	(15,794)	(3.2)%
Depreciation and amortization	287,863	266,504	21,359	8.0%
Taxes other than income taxes	24,864	33,048	(8,184)	(24.8)%
Other, net	(361)	(3,201)	2,840	(88.7)%
Total operating costs and expenses	$1,444,154	$1,558,561	$(114,407)	(7.3)%

Fuel

The decrease in fuel costs of $74.7 million was primarily due to the following:

$ in millions	2023 vs. 2022
Volume:
Coal	$(92.1)
Natural gas	160.9
Oil	(0.9)
Net change in volume	67.9
Price:
Coal	34.4
Natural gas	(244.9)
Deferred fuel	67.9
Net change in price	(142.6)

Net change in fuel expense	$(74.7)

The decrease in volume of coal is primarily attributable to the retirement of Petersburg Unit 2 in June 2023. As the company exits coal, we expect that overall volumes of coal decrease over time and volumes of other fuel sources to increase. The increase in natural gas is primarily attributable to the timing of outages versus the comparable period (including the extended outage at the Eagle Valley CCGT that began in April 2021 until March 2022). The changes in the price of fuel are reflective of market prices for coal and natural gas. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The decrease in purchased power costs of $40.0 million was primarily due to the following:

$ in millions	2023 vs. 2022
Volume:
Net change in the volume of power purchased primarily due to AES Indiana's generation units running more frequently, as well as the timing and duration of outages, during these respective periods	$(25.4)
Price:
Market prices	(60.5)
Deferred purchased power	31.4
Net change in price	(29.1)

Other, net (mostly due to changes in capacity purchases)	14.5

Net change in power purchased costs	$(40.0)

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

Operation and Maintenance

The decrease in Operation and maintenance expense of $15.8 million was primarily due to the following:

$ in millions	2023 vs. 2022
Decrease in compensation and benefits expense, primarily health and other insurance benefits and lower pension service costs	$(11.4)
Decrease in DSM program costs (these program costs are recoverable through customer rates and are offset by a decrease in DSM revenue)	(8.2)
Decrease in contracted services expenses primarily due to lower generation maintenance and outage costs	(5.0)
Decrease in MISO non-purchased power costs (primarily transmission related expenses)	(3.2)
Increase in charges from the Service Company	13.3
Other, net	(1.3)
Net change in operation and maintenance costs	$(15.8)

Depreciation and Amortization

The increase in Depreciation and amortization expense of $21.4 million was mostly attributed to the impact of additional assets placed in service and higher amortization of regulatory assets.

Taxes Other Than Income Taxes

The decrease in Taxes other than income taxes of $8.2 million was mostly attributed to (i) a decrease in taxes of $11.4 million related to the repeal of the URT in June 2022 (for further discussion, please see Note 2, "Regulatory Matters - House Bill 1002" to the Financial Statements of this Annual Report on Form 10-K), partially offset by (ii) an increase in property tax expense of $4.3 million primarily as a result of higher assessed values.

Other, Net

The change in Other, net of $2.8 million was primarily due to a gain on remeasurement of contingent consideration associated with the Hardy Hills Solar Project acquisition of $3.2 million resulting in higher one-time expenses in 2022. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - Hardy Hills Solar Project " to the Financial Statements of this Annual Report on Form 10-K for more information.

Other (Expense) / Income, Net

The following table illustrates changes in Other (expense) / income, net from 2022 to 2023 (in thousands):

	Years Ended
	December 31,
	2023	2022	$ Change	% Change
Other (expense) / income, net:
Allowance for equity funds used during construction	$9,315	$4,784	$4,531	94.7%
Interest expense	(142,926)	(131,232)	(11,694)	8.9%
Other (expense) / income, net	(410)	11,783	(12,193)	(103.5)%
Total other expense, net	$(134,021)	$(114,665)	$(19,356)	16.9%

Allowance for Equity Funds Used During Construction

The increase in Allowance for equity funds used during construction of $4.5 million was primarily due to increased construction activity.

Interest Expense

The increase in Interest expense of $11.7 million was primarily due to (i) higher interest expense on debt of $17.1 million mostly due to new debt issuances (including $350 million AES Indiana first mortgage bonds in November 2022 and $300 million Term Loan in November 2023) and higher line of credit balances, partially offset by (ii) an increase in the allowance for borrowed funds used during construction of $5.5 million.

Other (Expense) / Income, Net

The decrease in Other (expense) / income, net of $12.2 million was primarily due to (i) an increase in defined benefit plan costs of $17.3 million (mostly as a result of higher interest cost), partially offset by (ii) an increase in investment income of $5.1 million.

Income Tax Expense

The following table illustrates changes in income tax expense from 2022 to 2023 (in thousands):

	Years Ended
	December 31,
	2023	2022	$ Change	% Change
Income tax expense	$14,715	$21,859	$(7,144)	(32.7)%

The decrease in income tax expense of $7.1 million was primarily driven by lower pretax income versus the comparable period, partially offset by tax effects associated with HLBV in the current period.

Dividends On and Redemption of Preferred Stock

The decrease in Dividends on and redemption of preferred stock was due to AES Indiana's redemption of its cumulative preferred stock on December 30, 2022. See Note 9, "Equity And Cumulative Preferred Stock - Cumulative Preferred Stock" to the Financial Statements of this Annual Report on Form 10-K for more information.

Net Loss Attributable to Noncontrolling Interests

The following table illustrates changes in Net loss attributable to noncontrolling interests from 2022 to 2023 (in thousands):

	Years Ended
	December 31,
	2023	2022	$ Change	% Change
Net loss attributable to noncontrolling interests	$(26,093)	$—	$(26,093)	(100.0)%

The Net loss attributable to noncontrolling interests of $26.1 million for the year ended December 31, 2023 was related to the initial allocation of earnings from tax attributes using the HLBV method upon the first stage of the Hardy Hills Solar Project being placed in service in December 2023. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - Hardy Hills Solar Project " to the Financial Statements of this Annual Report on Form 10-K for more information.

KEY TRENDS AND UNCERTAINTIES

During 2024 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:
▪regulatory outcomes and impacts;
▪the passage of new legislation, implementation of regulations or other changes in regulation; and
▪timely recovery of capital expenditures and operation and maintenance costs.

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

Operational

Trade Restrictions and Supply Chain

On March 29, 2022, the U.S. Department of Commerce (“Commerce”) announced the initiation of an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand and Vietnam ("Southeast Asia") are circumventing antidumping and countervailing duty ("AD/CVD") orders on solar cells and panels from China. This investigation resulted in disruptions to the import of solar panels from Southeast Asia. On June 6, 2022, President Biden issued a Proclamation waiving any circumvention duties on imported solar cells and panels from Southeast Asia that result from this investigation for a 24-month period ending June 6, 2024. Suppliers resumed importing cells and panels from Southeast Asia into the U.S. pursuant to a Commerce certification regime implementing the Proclamation.

On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four Southeast Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to many but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers were manufactured outside of China or if no more than two out of six specifically identified components were produced in China. On August 18, 2023, Commerce issued its final determinations on the matter and affirmed its preliminary findings in most respects. Additionally, Commerce found that three of the specific companies it investigated were not circumventing.

On December 29, 2023, Auxin Solar and Concept Clean Energy filed a lawsuit with the U.S. Court of International Trade, challenging certain aspects of the final rule promulgated by Commerce to implement the Proclamation. The lawsuit specifically challenges Commerce’s decisions not to suspend the final disposition of certain entries of imported solar cells and panels from Southeast Asia made prior to June 6, 2024, and not to collect AD/CVD deposits with respect to those entries. The Department of Justice has responded by filing a motion to dismiss the lawsuit.

While we have executed agreements for AES Indiana's existing solar projects, further disruptions may impact our suppliers’ ability or willingness to meet their contractual agreements with respect to these projects on terms that we deem satisfactory and these and future disruptions may impact the availability or costs of future projects. The impact of any adverse Commerce determination, the impact of the UFLPA, future disruptions to the solar panel supply chain and their effect on AES Indiana's solar project development and construction activities is uncertain. AES Indiana will continue to monitor developments and take prudent steps towards managing our renewables projects.

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

Macroeconomic and Political

IRA and U.S. Renewable Energy Tax Credits

The IRA was signed into law in the United States. The IRA includes provisions that are expected to benefit the Company's planned clean energy projects, including increases, extensions, and/or new tax credits for wind, solar, and storage. We expect that the extension of the current solar ITCs for projects that satisfy wage and apprenticeship requirements, as well as the "technology neutral" clean electricity PTC and ITC will provide incremental benefits for our current and future planned renewable projects. For further discussion of our renewable projects, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of this Annual Report on Form 10-K.

We account for renewable projects according to GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity investors at the time of its creation, which for projects utilizing the ITC, begins in the quarter the project is placed in service. For projects utilizing the PTC, this value is recognized over 10 years as the facility produces energy. In 2023, we recognized $26.1 million of earnings from tax attributes using the HLBV method upon the first stage of the Hardy Hills Solar Project being placed in service. As we progress in our plan of integrating additional renewable energy projects under our 2022 IRP, as discussed further below, we anticipate additional earnings associated with the tax attributes of these projects.

The implementation of the IRA requires substantial guidance from the U.S. Department of Treasury and other government agencies. While some of that guidance remains pending, there will be uncertainty with respect to the implementation of certain provisions of the IRA.

U.S. Income Tax

The macroeconomic and political environments in the U.S. have changed during 2022 and 2023. This could result in significant impacts to tax law.

Inflation

In the markets in which we operate, there have been higher rates of inflation recently. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our construction projects. AES Indiana may have the ability to recover operations and maintenance costs through the regulatory process, however, timing impacts on recovery may vary. In addition, we expect the cost of fuel, specifically coal and natural gas, to continue to be volatile during 2024. Our exposure to fluctuations in the price of fuel is limited because of our FAC. If we are unable to timely or fully recover our fuel and purchased power costs, however, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Interest Rates

In the U.S. there has been a rise in interest rates during 2021 through 2023. Looking ahead, we anticipate a landscape marked by volatility in interest rates in the near term. Although all of our existing IPALCO and AES Indiana long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under our Credit Agreement and $300 million Term Loan Agreement. For future IPALCO debt financings, IPALCO manages a hedging program to reduce uncertainty and exposure to future interest rates.

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

Regulatory

Regulatory Rate Review

On June 28, 2023, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. On November 22, 2023, AES Indiana entered into a unanimous stipulation and settlement agreement (the "settlement") with the OUCC and the intervening parties which, if approved by the IURC, would increase its annual revenue requirement by $73 million. AES Indiana expects to receive an order from the IURC and place new rates into effect by the end of the second quarter of 2024.

2022 IRP

AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. For further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP" to the Financial Statements of this Annual Report on Form 10-K.

Please see “Item 1. Business – Regulation” and Note 2, “Regulatory Matters” to the Financial Statements of this Annual Report on Form 10-K for further discussion of these and other regulatory matters.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of December 31, 2023, we had unrestricted cash and cash equivalents of $28.6 million and available borrowing capacity of $195 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 26, 2024. In November 2021, AES Indiana received an order from the IURC granting authority through December 31, 2024 to, among other things, issue up to $740 million in aggregate principal amount of long-term debt, of which $390 million remains available under the order as of December 31, 2023. This order also grants authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $100 million remains available under the order as of December 31, 2023. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2023. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Cash Flows

The following table summarizes the changes in operating, investing, and financing cash flows for the comparative periods:

	Years ended December 31,			$ Change
	2023	2022	2021	2023 vs. 2022
	(in thousands)
Net cash provided by operating activities	$391,933	$346,346	$225,217	$45,587
Net cash used in investing activities	(992,873)	(525,087)	(368,715)	(467,786)
Net cash provided by financing activities	427,971	373,377	123,793	54,594
Net change in cash, cash equivalents and restricted cash	(172,969)	194,636	(19,705)	(367,605)
Cash, cash equivalents and restricted cash at beginning of year	201,553	6,917	26,622	194,636
Cash, cash equivalents and restricted cash at end of year	$28,584	$201,553	$6,917	$(172,969)

The following cash flow discussion compares the cash flows for the year ended December 31, 2023 to the cash flows for the year ended December 31, 2022. For discussion comparing the cash flows for the year ended December 31, 2022 to the cash flows for the year ended December 31, 2021, see Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

2023 versus 2022

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows:

	Years ended December 31,			$ Change
	2023	2022	2021	2023 vs. 2022
	(in thousands)
Net income	$57,027	$96,626	$119,182	$(39,599)
Depreciation and amortization	287,863	266,504	256,085	21,359
Amortization of deferred financing costs and debt discounts	3,880	3,914	3,915	(34)
Deferred income taxes and investment tax credit adjustments - net	32,653	(6,706)	(7,378)	39,359
Allowance for equity funds used during construction	(9,315)	(4,784)	(5,412)	(4,531)
Gain on acquisition	—	—	(5,630)	—
Net income, adjusted for non-cash items	372,108	355,554	360,762	16,554
Net change in operating assets and liabilities	19,825	(9,208)	(135,545)	29,033
Net cash provided by operating activities	$391,933	$346,346	$225,217	$45,587

The net change in operating assets and liabilities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven by the following (in thousands):

Increase in accounts receivable driven primarily by the timing of collections	$19,989
Increase in accounts payable due to the timing of invoices and payments	14,955
Increase in inventories due to the timing of coal purchases and higher coal prices in the current year	17,318
Decrease from prepaids mainly due to higher advanced capacity purchases and collateral deposits in 2023	(25,532)
Other	2,303
Net change in operating assets and liabilities	$29,033

Investing Activities

Net cash used in investing activities increased $467.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures related with renewable energy projects, higher T&D maintenance related capital expenditures and growth related capital expenditures primarily from TDSIC Plan	$(406,195)
Higher cash outflows from purchase of intangibles in 2023	(44,650)
Higher cash outflows on cost of removal due to the timing of payments	(21,647)
Other	4,706
Net change in investing activities	$(467,786)

Financing Activities

Net cash provided by financing activities increased $54.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, which was primarily driven by (in thousands):

Increase due to higher net revolver draws on AES Indiana's revolving credit facility	$215,000
Increase due to sales to noncontrolling interests	77,921
Increase due to redemption of preferred stock in the prior year	60,080
Decrease due to lower equity contributions from shareholders	(253,000)
Decrease due to lower debt issuances	(50,000)
Other	4,593
Net change in financing activities	$54,594

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2024 through 2026 is currently estimated to cost approximately $3.2 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2024	2025	2026	from 2024 through 2026
Power generation related projects	$786.8	$654.9	$430.2	$1,871.9	(1)
Transmission and distribution related additions, improvements and extensions	202.8	298.8	210.2	711.8	(2)
TDSIC Plan investments	177.6	194.9	156.6	529.1	(3)
Other miscellaneous equipment	37.1	28.5	27.2	92.8
Total estimated costs of capital expenditure program	$1,204.3	$1,177.1	$824.2	$3,205.6

(1) Includes spending for AES Indiana's power generation and renewable energy projects.
(2) Additions, improvements and extensions to AES Indiana's transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities.

(3) Includes spending under AES Indiana's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through December 31, 2023 were $678.8 million.

The amounts described in the capital expenditure program above include estimated spending under AES Indiana's 2022 IRP filed with the IURC in December 2022. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP" to the Financial Statements of this Annual Report on Form 10-K for further discussion. Additionally, estimated capital expenditure spending on environmental compliance costs for the three-year period from 2024 through 2026 is approximately $90 million. Please see “Item 1. Business - Environmental Matters" for additional details.

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

Liquidity

We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing Credit Agreement will be adequate to meet our anticipated operating needs, including interest expense on our debt and dividends to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to interest rate and commodity hedges, taxes and dividend payments. For 2024 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing, funds from tax equity contributions, and parent capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under our existing Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

Indebtedness

Significant Debt Transactions

For further discussion of our significant debt transactions, please see Note 6, “Debt” to the Financial Statements of this Annual Report on Form 10-K.

Line of Credit

AES Indiana entered into a second amendment and restatement of its $350 million revolving Credit Agreement on December 22, 2022 with a syndication of bank lenders, as discussed in Note 6, “Debt - Line of Credit” to the Financial Statements of this Annual Report on Form 10-K.

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at December 31, 2023
AES Indiana	Revolving	December 2027	$350.0	$195.0

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

(a) Ratings relate to IPALCO's Senior Secured Notes
(b) Ratings relate to AES Indiana's first mortgage bonds

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

Contractual Obligations

Our non-contingent contractual obligations as of December 31, 2023 are set forth below:

	Payments due in:
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Short-term and long-term debt	$3,488.8	$900.0	$130.0	$—	$2,458.8
Interest obligations	1,788.4	159.6	241.0	239.8	1,148.0
Finance lease obligations	44.6	0.9	1.8	1.9	40.0
Purchase obligations:
Coal, gas, purchased power and
related transportation	933.5	249.7	267.3	225.7	190.8
Other	409.1	355.0	32.8	20.2	1.1
Total	$6,664.4	$1,665.2	$672.9	$487.6	$3,838.7

Short-term and long-term debt:

Our short-term and long-term debt at December 31, 2023 consists of outstanding borrowings on the Credit Agreement, $300 million Term Loan Agreement, AES Indiana first mortgage bonds and IPALCO long-term debt. These long-term debt amounts include current maturities but exclude unamortized debt discounts and deferred financing costs. See Note 6, "Debt" to the Financial Statements of this Annual Report on Form 10-K.

Interest payments:

Interest payments are associated with the short-term and long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2023.

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

Purchase orders and other contractual obligations:

At December 31, 2023, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates, as well as obligations under long-term construction contracts. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives (see Note 5, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 7, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 8, "Benefit Plans") and (v) contingencies (see Note 10, "Commitments and Contingencies"). See the indicated notes to the Financial Statements of this Annual Report on Form 10-K for additional information on the items excluded.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period presented. Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions. Significant accounting policies used in the preparation of the consolidated financial statements are described in Note 1, “Overview and Summary of Significant Accounting Policies” to the Financial Statements of this Annual Report on Form 10-K. This section addresses only those accounting policies involving amounts material to our financial statements that require the most estimation, judgment or assumptions and should be read in conjunction with Note 1, “Overview and Summary of Significant Accounting Policies” to the Financial Statements of this Annual Report on Form 10-K.

Revenue Recognition

For information regarding the nature of our revenue streams and our critical accounting policies affecting revenue recognition, please see Note 1, “Overview and Summary of Significant Accounting Policies - Revenue Recognition” and Note 13, "Revenue" to the Financial Statements of this Annual Report on Form 10-K.

Income Taxes

We are subject to federal and state income taxes. Our income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the potential outcome of tax examinations when determining the adequacy of our income tax provisions by considering the technical merits of the filing position, case law, and results of previous tax examinations. Accounting guidance for uncertainty in income taxes prescribes a more-likely-than-not recognition threshold and measurement requirements for financial statement reporting of our income tax positions. If tax positions do not meet the more-likely-than-not threshold, reserves will be established. These reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While we have reasonably determined that a tax reserve is not required as of December 31, 2023, it is possible that the ultimate outcome of future examinations may be materially different than our current assessment of uncertain tax positions. Please see Note 1, “Overview and Summary of Significant Accounting Policies - Income Taxes” and Note 7, "Income Taxes" to the Financial Statements of this Annual Report on Form 10-K for more information.

Regulatory Assets and Liabilities

As a regulated utility, we apply the provisions of ASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the IURC and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous overcollections or the deferral of revenue collected for costs that AES Indiana expects to incur in the future. Specific regulatory assets and liabilities are disclosed in Note 2, “Regulatory Matters - Regulatory Assets and Liabilities” to the Financial Statements of this Annual Report on Form 10-K.

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

Pension Plans

The valuation of our benefit obligation, fair value of plan assets, and net periodic benefit costs requires various estimates and assumptions, the most significant of which include the discount rate and expected return on plan assets. We review these and other assumptions, such as mortality, on an annual basis. Please see Note 1, “Overview and Summary of Significant Accounting Policies - Pension and Postretirement Benefits” and Note 8, "Benefit Plans" to the Financial Statements of this Annual Report on Form 10-K for more information.

Contingent and Other Obligations

During the conduct of our business, we are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation, insurance and other risks. We periodically evaluate our exposure to such risks and record estimated liabilities for those matters where a loss is considered probable and reasonably estimable in accordance with GAAP. In recording such estimated liabilities, we may make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities and expenses as they relate to contingent and other obligations. These assumptions and estimates are based on historical experience and assumptions and may be subject to change. We believe such estimates and assumptions are reasonable.

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

Wholesale Sales

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO day-ahead and real-time markets. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, the demand by load-serving entities, and the formation of AES Indiana’s offers into the market. Our wholesale revenue is generated primarily from sales directly to the MISO energy market. The average price per MWh we sold in the wholesale market was $34.13, $69.14 and $27.60 in 2023, 2022 and 2021, respectively. For the periods presented in the Financial Statements of this Annual Report on Form 10-K, a decline in wholesale prices could have had a negative impact on wholesale margins, because most of our non-fuel costs are fixed in the short term and lower wholesale prices can result in lower wholesale volumes sold. However, the impact is limited as the 2018 Base Rate Order provides that annual wholesale margins earned above (or below) a benchmark of $16.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Our wholesale revenue represented 4.5% of our total electric revenue over the past five years. As a result, we anticipate that a 10% change in the market price for wholesale electricity would not have a material impact on our results of operations.

Fuel

We have limited exposure to commodity price risk for the purchase of coal and natural gas, the primary fuels used by us for the production of electricity. We manage this risk for coal by providing for a significant portion of our current projected burn through 2024 and approximately 83% of our current projected burn for the two-year period ending December 31, 2025, under long-term contracts. In addition, AES Indiana has established physical natural gas hedges for firm supply over a two year period in accordance with a hedge program approved by the IURC. Pricing provisions in some of our long-term contracts allow for price changes under certain circumstances. Our exposure to fluctuations in the price of fuel is limited because pursuant to Indiana law, we apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

Power Purchased

We depend on purchased power, in part, to meet our retail load obligations. As a result, we also have limited exposure to commodity price risk for the purchase of electric energy for our retail customers. Purchased power costs can be highly volatile. We are committed under long-term power purchase agreements to purchase all the electricity generated from a project located in Indiana ("Hoosier Wind Project") and a second project located in Minnesota, that have a combined maximum output capacity of 300 MW and have 94.5 MW of solar-generated electricity in our service territory under long-term contracts. AES Indiana is currently in the process of acquiring the Hoosier Wind Project and the existing power purchase agreement will be terminated upon closing (see "IRP Filings and Replacement Generation - Hoosier Wind Project" below for further information). We also purchase up to 8 MW of energy from a combined heat and power facility. We are generally allowed to recover, through our FAC, the energy portion of purchased power costs incurred to meet jurisdictional retail load. In certain circumstances, we may not be allowed to recover a portion of purchased power costs incurred to meet our jurisdictional retail load. See Note 2, “Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income” to the Financial Statements of this Annual Report on Form 10-K.

Equity Price Risk

Our Pension Plans are impacted significantly by the economy as a result of the Pension Plans being invested in common equity securities. The performance of the Pension Plans’ investments in such common equity securities and other instruments impacts our earnings as well as our funding liability. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $8.3 million reduction in fair value as of December 31, 2023 and approximately a $5.7 million increase to the 2024 pension expense. Please see Note 8, “Benefit Plans” to the Financial Statements of this Annual Report on Form 10-K for additional Pension Plan information.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, AES Indiana’s Credit Agreement and $300 million Term Loan Agreement bears interest at a variable rate based either on the Prime interest rate or on the SOFR. Fair values relating to financial instruments are dependent upon prevalent market rates of interest. At December 31, 2023, we had approximately $3,033.8 million principal amount of fixed rate debt and $455.0 million variable rate debt outstanding. In regard to our fixed rate debt, the interest rate risk with respect to long-term debt primarily relates to the potential impact a decrease in interest rates has on the fair value of our fixed-rate debt and not on our financial condition or results of operations. Our interest rate risk on our fixed-rate debt is associated with refinancing activity.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed-rate	$445.0	$40.0	$90.0	$—	$—	$2,458.8	$3,033.8	$2,860.5
Variable-rate	455.0	—	—	—	—	—	455.0	455.0
Total Indebtedness	$900.0	$40.0	$90.0	$—	$—	$2,458.8	$3,488.8	$3,315.5
Weighted Average Interest Rates by Maturity	5.087%	0.650%	0.883%	N/A	N/A	4.877%	4.780%

For further discussion of our fair value of our indebtedness and book value of our indebtedness please see Note 4, “Fair Value” and Note 6, “Debt” to the Financial Statements of this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IPALCO Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Regulatory Accounting
Regulatory Accounting
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company applies the provisions of FASB Accounting Standards Codification 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the Indiana Utility Regulatory Commission and the Federal Energy Regulatory Commission. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory liabilities generally represent obligations to provide refunds or future rate reductions to customers for previous overcollections or the deferral of revenues collected for costs that the Company expects to incur in the future. Accounting for the economics of rate regulation affects multiple consolidated financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; revenues; and depreciation expense, and related disclosures in the Company’s consolidated financial statements

Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the consolidated financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred through December 31, 2023, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the consolidated financial statements and related disclosures.

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

Asset Retirement Obligations
Regulatory Accounting
Description of the Matter
At December 31, 2023, the Company’s asset retirement obligations (“ARO”) totaled $249.9 million. As described in Note 3 to the consolidated financial statements, the Company’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The Company recorded adjustments to its ARO liabilities of $30.0 million during 2023. ARO liabilities incurred in 2023 primarily related to FGD residual water disposal. ARO liabilities were revised in 2023 primarily to reflect revisions to cash flow estimates due to increases to estimated ash pond closure costs.

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

Indianapolis, Indiana
February 26, 2024

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2023, 2022 and 2021
	2023	2022	2021
	(In Thousands)
REVENUE	$1,649,917	$1,791,711	$1,426,132

OPERATING COSTS AND EXPENSES:
Fuel	494,000	568,676	255,817
Power purchased	159,908	199,860	175,025
Operation and maintenance	477,880	493,674	449,746
Depreciation and amortization	287,863	266,504	256,085
Taxes other than income taxes	24,864	33,048	44,419
Other, net	(361)	(3,201)	(5,630)
Total operating costs and expenses	1,444,154	1,558,561	1,175,462

OPERATING INCOME	205,763	233,150	250,670

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	9,315	4,784	5,412
Interest expense	(142,926)	(131,232)	(125,626)
Other (expense) / income, net	(410)	11,783	17,667
Total other expense, net	(134,021)	(114,665)	(102,547)

INCOME BEFORE INCOME TAX	71,742	118,485	148,123

Income tax expense	14,715	21,859	28,941
NET INCOME	57,027	96,626	119,182

Dividends on and redemption of preferred stock	—	3,509	3,213
Net loss attributable to noncontrolling interests	(26,093)	—	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$83,120	$93,117	$115,969

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2023, 2022 and 2021
	2023	2022	2021
	(In Thousands)
NET INCOME	$57,027	$96,626	$119,182

Derivative activity:
Change in derivative fair value, net of income tax effect of $(528), $(15,309) and $(3,441), for each respective period	1,594	46,245	10,393
Reclassification to earnings, net of income tax effect of $(1,798), $(1,798) and $(1,199), for each respective period	5,431	5,431	3,620
Net change in fair value of derivatives	7,025	51,676	14,013
Other comprehensive income	7,025	51,676	14,013

Comprehensive income	64,052	148,302	133,195

Less: dividends on and redemption of preferred stock of subsidiary	—	3,509	3,213
Less: comprehensive loss attributable to noncontrolling interests	(26,093)	—	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$90,145	$144,793	$129,982

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
	December 31, 2023	December 31, 2022
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,579	$201,548
Accounts receivable, net of allowance for credit losses of $2,283 and $1,117, respectively	233,921	216,523
Inventories	143,590	123,608
Regulatory assets, current	89,419	119,723
Taxes receivable	36,481	18,000
Derivative assets, current	15,682	7,545
Prepayments and other current assets	26,358	19,882
Total current assets	574,030	706,829
NON-CURRENT ASSETS:
Property, plant and equipment	7,082,443	6,982,314
Less: Accumulated depreciation	2,954,555	3,243,968
	4,127,888	3,738,346
Construction work in progress	359,014	294,985
Total net property, plant and equipment	4,486,902	4,033,331
OTHER NON-CURRENT ASSETS:
Intangible assets - net	235,656	138,978
Regulatory assets, non-current	541,784	593,939
Pension plan assets	41,172	33,611
Derivative assets, non-current	—	12,172
Other non-current assets	301,979	70,354
Total other non-current assets	1,120,591	849,054
TOTAL ASSETS	$6,181,523	$5,589,214
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Note 6)	$899,159	$—
Accounts payable	292,851	189,845
Accrued taxes	22,580	22,474
Accrued interest	33,639	33,447
Customer deposits	29,308	35,097
Regulatory liabilities, current	23,371	23,348
Accrued and other current liabilities	27,547	19,014
Total current liabilities	1,328,455	323,225
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 6 and 14)	2,576,798	3,016,810
Deferred income tax liabilities	361,488	312,641
Regulatory liabilities, non-current	527,224	612,585
Accrued other postretirement benefits	2,776	3,085
Asset retirement obligations	249,930	218,729
Other non-current liabilities	5,130	11,621
Total non-current liabilities	3,723,346	4,175,471
Total liabilities	5,051,801	4,498,696
COMMITMENTS AND CONTINGENCIES (see Note 10)
EQUITY:
Common shareholders' equity
Common stock (no par value, 290,000,000 shares authorized; 108,907,318 shares issued and outstanding at December 31, 2023 and 2022)	—	—
Paid in capital	1,021,992	1,068,357
Accumulated other comprehensive income	29,294	22,269
Retained earnings / (accumulated deficit)	25,182	(108)
Total common shareholders' equity	1,076,468	1,090,518
Noncontrolling interests	53,254	—
Total equity	1,129,722	1,090,518
TOTAL LIABILITIES AND EQUITY	$6,181,523	$5,589,214

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:	(In Thousands)
Net income	$57,027	$96,626	$119,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287,863	266,504	256,085
Amortization of deferred financing costs and debt discounts	3,880	3,914	3,915
Deferred income taxes and investment tax credit adjustments - net	32,653	(6,706)	(7,378)
Allowance for equity funds used during construction	(9,315)	(4,784)	(5,412)
Gain on acquisition	—	—	(5,630)
Change in certain assets and liabilities:
Accounts receivable	(17,398)	(37,387)	(13,943)
Inventories	(30,171)	(47,489)	(12,017)
Prepayments and other current assets	(6,476)	19,056	(4,593)
Accounts payable	46,993	32,038	21,417
Accrued and other current liabilities	2,790	6,532	(13,017)
Accrued taxes payable/receivable	(18,375)	(5,858)	638
Accrued interest	192	2,813	(1,099)
Pension and other postretirement benefit assets and liabilities	1,625	(8,727)	(16,592)
Current and non-current regulatory assets and liabilities	54,358	38,863	(104,759)
Other non-current liabilities	(9,445)	(14,384)	10,446
Other - net	(4,268)	5,335	(2,026)
Net cash provided by operating activities	391,933	346,346	225,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(902,705)	(496,510)	(291,510)
Project development costs	(4,462)	(3,910)	(1,304)
Cost of removal payments	(45,595)	(23,948)	(35,260)
Insurance proceeds	4,900	—	—
Purchase of intangibles	(44,650)	—	(26,261)
Other	(361)	(719)	(14,380)
Net cash used in investing activities	(992,873)	(525,087)	(368,715)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	435,000	300,000	320,000
Repayments from revolving credit facilities	(280,000)	(360,000)	(335,000)
Short-term borrowings	300,000	200,000	—
Repayments of short-term borrowings	—	(200,000)	—
Long-term borrowings	—	350,000	95,000
Retirement of long-term borrowings, including early payment premium	—	—	(95,000)
Distributions to shareholders	(104,287)	(101,986)	(131,476)
Equity contributions from shareholders	—	253,000	275,000
Sales to noncontrolling interests	77,921	—	—
Redemption of preferred stock	—	(60,080)	—
Preferred dividends of subsidiary	—	(3,213)	(3,213)
Payments of deferred financing costs and discounts	(350)	(4,309)	(1,387)
Other	(313)	(35)	(131)
Net cash provided by financing activities	427,971	373,377	123,793
Net change in cash, cash equivalents and restricted cash	(172,969)	194,636	(19,705)
Cash, cash equivalents and restricted cash at beginning of year	201,553	6,917	26,622
Cash, cash equivalents and restricted cash at end of year	$28,584	$201,553	$6,917

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$129,113	$115,277	$118,052
Income taxes	$—	$31,000	$27,500
Non-cash investing activities:
Accruals for capital expenditures	$124,626	$66,949	$81,325
Recognition and changes to right-of-use assets - finance leases	$983	$(3,402)	19,763
Non-cash financing activities:
Recognition and changes to financing lease liabilities	$(1,408)	$(3,402)	$19,763

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2023, 2022 and 2021

	Common Shareholders' Equity
	Common Stock
(in Thousands)	Outstanding Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary	Noncontrolling Interests
Balance at January 1, 2021	108,907	$—	$588,966	$(43,420)	$(24,558)	$520,988	$59,784	$—
Net income			—	—	119,182	119,182	3,213	—
Other comprehensive income			—	14,013	—	14,013
Preferred stock dividends			—	—	(3,213)	(3,213)	(3,213)	—
Distributions to shareholders(1)			(15,507)	—	(115,969)	(131,476)	—	—
Contributions from shareholders			275,000	—	—	275,000	—	—
Other			106	—	—	106	—	—
Balance at December 31, 2021	108,907	—	848,565	(29,407)	(24,558)	794,600	59,784	—
Net income			—	—	96,626	96,626	3,213	—
Other comprehensive income			—	51,676	—	51,676
Preferred stock dividends			—	—	(3,213)	(3,213)	(3,213)	—
Redemption of preferred stock			—	—	(296)	(296)	(59,784)	—
Distributions to shareholders(1)			(33,319)	—	(68,667)	(101,986)	—	—
Contributions from shareholders			253,000	—	—	253,000	—	—
Other			111	—	—	111	—	—
Balance at December 31, 2022	108,907	—	1,068,357	22,269	(108)	1,090,518	—	—
Net income / (loss)			—	—	83,120	83,120	—	(26,093)
Other comprehensive income			—	7,025	—	7,025	—	—
Distributions to shareholders(1)			(46,457)	—	(57,830)	(104,287)	—	—
Sales to noncontrolling interests				—	—	—	—	79,347
Other			92	—	—	92	—	—
Balance at December 31, 2023	108,907	$—	$1,021,992	$29,294	$25,182	$1,076,468	$—	$53,254

(1) IPALCO made return of capital payments of $46.5 million, $33.3 million and $15.5 million in 2023, 2022 and 2021, respectively, for the portion of current year distributions to shareholders in excess of current year net income at the time of distribution.

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 523,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations all within the state of Indiana. The first station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP"). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of December 31, 2023, AES Indiana’s net electric generation capacity for winter is 3,070 MW and net summer capacity is 2,925 MW.

In December 2021, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills Solar Project"). In December 2023, the first stage of construction for the Hardy Hills Solar Project was completed and placed in service, with initial operations for over half of the project commencing on December 28, 2023. The final stage for construction of the project is expected to be completed during the first half of 2024.

In August 2023, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Petersburg Energy Center, LLC, including the development of a 250 MW solar and 45 MW (180 MWh) energy storage facility (the "Petersburg Energy Center Project"). The Petersburg Energy Center Project is expected to be completed in 2025.

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS Project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana, subject to IURC approval, which was received in January 2024. The Pike County BESS Project is expected to be completed in 2024.

For further discussion about AES Indiana's plans for wind, solar, and battery energy storage projects, please see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation."

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

Principles of Consolidation

IPALCO’s consolidated financial statements are prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, AES Indiana, and its unregulated subsidiary, Mid-America. Furthermore, VIEs in which the Company has an ownership interest and is the primary beneficiary, thus controlling the VIE, as described below, have been consolidated. All intercompany items have been eliminated in consolidation. Certain costs for shared resources amongst AES Indiana and IPALCO, such as labor and benefits, are allocated to each entity based on allocation methodologies that management believes to be reasonable. We have evaluated subsequent events through the date this report is issued.

If IPALCO enters into transactions impacting equity interests in its affiliates, IPALCO must determine whether the transaction impacts the Company's consolidation conclusion by first determining whether the transaction should be evaluated under the variable interest model or the voting model. In determining which consolidation model applies to the transaction, IPALCO is required to make judgments about how the entity operates, the most significant of which are whether (i) the entity has sufficient equity to finance its activities, (ii) the equity holders, as a group, have the characteristics of a controlling financial interest, and (iii) whether the entity has non-substantive voting rights. If the entity is determined to be a variable interest entity and IPALCO is determined to have power and benefits, the entity will be consolidated by IPALCO.

Noncontrolling Interests

Noncontrolling interests are classified as a separate component of equity in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity. Additionally, net income attributable to noncontrolling interests is reflected separately from consolidated net income on the Consolidated Statements of Operations. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests. Losses continue to be attributed to the noncontrolling interests, even when the noncontrolling interests' basis has been reduced to zero.

Allocation of Earnings

Hardy Hills JV is subject to profit-sharing arrangements where the allocation of earnings, cash distributions, and tax benefits are not based on fixed ownership percentages. This arrangement exists to designate different allocations of value among the investors, where the allocations change in form or percentage over the life of the partnership. IPALCO uses the HLBV method when it is a reasonable approximation of the profit-sharing arrangement. The HLBV method calculates the proceeds that would be attributable to each partner based on the liquidation provisions of the respective operating partnership agreement if the partnership was to be liquidated at book value at the balance sheet date. Each partner’s share of income in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions (for further discussion about the Equity Capital Contribution Agreement, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation").

The HLBV method is used to calculate the earnings attributable to noncontrolling interest when the business is consolidated by IPALCO. In the early months of operations of a renewable generation facility where HLBV results in a significant decrease in the hypothetical liquidation proceeds attributable to the tax equity investor due to the recognition of ITCs or other adjustments as required by the U.S. Internal Revenue Code, the Company records the impact (sometimes referred to as the ‘Day one gain’) to income in the same period.

Use of Management Estimates

The preparation of financial statements in conformity with GAAP requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenue and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates. Significant items subject to such estimates and assumptions include: recognition of revenue including unbilled revenue; the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to AROs and employee benefits.

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

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	As of December 31,
	2023	2022
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$28,579	$201,548
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$28,584	$201,553

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at December 31:

	As of December 31,
	2023	2022
	(In Thousands)
Accounts receivable, net
Customer receivables	$125,715	$125,540
Unbilled revenue	91,463	74,488
Amounts due from related parties	5,178	239
Other	13,848	17,373
Allowance for credit losses	(2,283)	(1,117)
Total accounts receivable, net	$233,921	$216,523

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	For the Years Ended December 31,
	2023	2022
	(In Thousands)
Allowance for credit losses:
Beginning balance	$1,117	$647
Current period provision	7,413	5,851
Write-offs charged against allowance	(7,764)	(7,008)
Recoveries collected	1,517	1,627
Ending Balance	$2,283	$1,117

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

Inventories

We maintain coal, fuel oil, natural gas, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or net realizable value, using the average cost. The following table summarizes our inventories balances at December 31:

	As of December 31,
	2023	2022
	(In Thousands)
Inventories
Fuel	$77,198	$60,497
Materials and supplies, net	66,392	63,111
Total inventories	$143,590	$123,608

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

Property, Plant and Equipment

Property, plant and equipment is stated at original cost as defined for regulatory purposes. The cost of additions to property, plant and equipment and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.7%, 3.8% and 3.7% during 2023, 2022 and 2021, respectively. Depreciation expense was $244.8 million, $247.5 million, and $239.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. "Depreciation and amortization" expense on the accompanying Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

AFUDC

In accordance with the Uniform System of Accounts prescribed by FERC, AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AES Indiana capitalized amounts using pretax composite rates of 7.1%, 5.4% and 5.7% during 2023, 2022 and 2021, respectively. AFUDC equity and AFUDC debt were as follows for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(In Thousands)
AFUDC equity	$9,315	$4,784	$5,412
AFUDC debt	$13,739	$8,215	$4,815

Impairment of Long-lived Assets

GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $4.5 billion and $4.0 billion as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, AES Indiana had $259.9 million and $287.5 million, respectively, of long-term regulatory assets associated with Petersburg Unit 1 and 2 retirement costs (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” and Note 3, "Property, Plant and Equipment"). We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized on a straight-line basis over their useful lives. The following table presents information related to the Company's intangible assets, including the gross amount capitalized and related amortization:

		December 31,
$ in thousands	Weighted average amortization periods (in years)	2023	2022
Capitalized software	8	$261,872	$205,910
Project development intangible assets	28	84,097	39,455
Other	Various	797	797
Less: Accumulated amortization		(111,110)	(107,184)
Intangible assets - net		$235,656	$138,978

	For the Years Ended December 31,
	2023	2022	2021
Amortization expense	$14,570	$10,122	$11,241

Estimated future amortization
Years ending December 31,
2024			$20,764
2025			20,764
2026			22,550
2027			22,550
2028			22,550
Total			$109,178

Implementation Costs Related to Software as a Service

IPALCO has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $7.1 million and $8.2 million as of December 31, 2023 and 2022, respectively, which are recorded within "Other non-current assets" on the accompanying Consolidated Balance Sheets.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the face amount of that debt and amortized over the related financing period using the effective interest method. Debt issuance costs related to a line-of-credit or revolving credit facility are deferred and presented as an asset and amortized over the related financing period. Make-whole payments in connection with early debt retirements are classified as cash flows from financing activities.

Contingencies

IPALCO accrues for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations and are involved in certain legal proceedings. If IPALCO’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. Accruals for loss contingencies were not material as of December 31, 2023 and 2022. See Note 10, "Commitments and Contingencies - Contingencies" for additional information.

Concentrations of Risk

Substantially all of AES Indiana’s customers are located within the Indianapolis area. Approximately 68% of AES Indiana’s employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. AES Indiana’s contract with the physical unit expires on December 4, 2024, and the contract with the clerical-technical unit expires February 12, 2026. Additionally, AES Indiana has long-term coal contracts with one supplier, and substantially all of AES Indiana's coal is currently mined in the state of Indiana.

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

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of AOCI / (AOCL) by component during the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

Details about AOCI / (AOCL) components	Affected line item in the Consolidated Statements of Operations	For the Years Ended December 31,
		2023	2022	2021
Net losses on cash flow hedges (Note 5):	Interest expense	$7,229	$7,229	$4,819
	Income tax effect	(1,798)	(1,798)	(1,199)
Total reclassifications for the period, net of income taxes		$5,431	$5,431	$3,620

See Note 5, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information on the changes in the components of AOCL.

Revenue Recognition

Revenue related to the sale of energy is generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, AES Indiana uses models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, commercial and industrial customers; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. Our provision for expected credit losses included in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations was $7.5 million, $5.9 million and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
See Note 8, "Benefit Plans" for more information.
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

IPALCO and its subsidiaries file U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach. See Note 7, "Income Taxes" for additional information.

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

The effective date for each amendment will be the date on which the SEC's removal of that related disclosure becomes effective, with early adoption prohibited. The amendments in this Update should be applied prospectively.

We will provide the required disclosures on a prospective basis on the date each amendment becomes effective. We do not expect ASU 2023-06 will have any impact to our consolidated financial statements.

2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments in this section are designed to improve the disclosures related to Segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (CODM) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under topic 280.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in a jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

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

Basic Rates and Charges

Our basic rates and charges represent the largest component of our annual revenue. Our basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve AES Indiana, the IURC, the Indiana Office of Utility Consumer Counselor, and other interested stakeholders. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property.

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

Regulatory Rate Review and Base Rate Orders

AES Indiana filed a petition with the IURC on June 28, 2023, for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. The factors leading to AES Indiana's first base rate increase request in five years include inflationary impacts on operations and maintenance expenses, investments in the transmission and distribution systems, and modernization of its customer systems. AES Indiana is also seeking recovery of increased costs to support its vegetation management plan, which covers the removal of overhang and tree trimming in its service territory. AES Indiana also seeks to better align depreciation expense with the period in which the generation plants provide service to customers and remove operational costs of the retired Petersburg units from rates. On November 22, 2023, AES Indiana entered into a unanimous stipulation and settlement agreement (the "settlement") with the OUCC and the intervening parties which, if approved by the IURC, would increase its annual revenue requirement by $73 million. AES Indiana expects to receive an order from the IURC and place new rates into effect by the end of the second quarter of 2024.

On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement previously filed with the IURC by AES Indiana for a $43.9 million, or 3.2%, increase to annual revenue (the "2018 Base Rate Order"). The 2018 Base Rate Order includes recovery through rates of the CCGT at Eagle Valley completed in the first half of 2018, as well as other construction projects and changes to operating income since the 2016 Base Rate Order. New basic rates and charges became effective on December 5, 2018. The 2018 Base Rate Order provides that annual wholesale margins earned above (or below) the benchmark of $16.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Similarly, the 2018 Base Rate Order provides that all capacity sales above (or below) a benchmark of $11.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism.

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

In calendar years 2021 and 2022, AES Indiana reported earnings in excess of the authorized level for certain quarterly reporting periods in those years. AES Indiana has not reported earnings in excess of the authorized level for any FAC periods in the calendar year 2023. Prior to 2020, AES Indiana was not required to reduce its fuel cost recovery because of its Cumulative Deficiencies. During 2020, AES Indiana's Cumulative Deficiencies dropped to zero. AES Indiana recorded a reduction to revenue of $0.0 million, $0.3 million and $5.5 million in 2023, 2022 and 2021, respectively. As of the FAC period ending with the twelve months of October 31, 2023, AES Indiana has Cumulative Deficiencies; therefore, AES will not be required to reduce its fuel cost recovery for future earnings in excess of the authorized level until there are no longer Cumulative Deficiencies.

ECCRA

AES Indiana may apply to the IURC for approval of a rate adjustment known as the ECCRA periodically to recover costs (including a return) to comply with certain environmental regulations applicable to AES Indiana’s generating stations and to recover certain investments in renewable and battery storage projects. The total amount of AES Indiana’s environmental equipment and renewable projects approved for ECCRA recovery as of December 31, 2023 was $129.7 million. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending February 2024 is a net cost to customers of $8.9 million.

DSM

Through various rate orders from the IURC, AES Indiana has been able to recover its costs of implementing various DSM programs throughout the periods covered by this report. In 2023, 2022 and 2021, AES Indiana also had the ability to receive performance incentives, dependent upon the level of success of the programs. Performance incentives included in rates for the years ended December 31, 2023, 2022 and 2021 were $2.7 million, $8.3 million and $7.2 million, respectively.

On December 29, 2020, the IURC approved a settlement agreement establishing a new three year DSM plan for AES Indiana through 2023. The approval included cost recovery of programs as well as performance incentives, depending on the level of success of the programs. The order also approved recovery of lost revenue, consistent with the provisions of the settlement agreement.

AES Indiana filed a petition with the IURC on May 26, 2023 asking for approval of a one year DSM interim plan. On December 27, 2023, the IURC approved a one-year DSM plan for AES Indiana through 2024. The approval included cost recovery of programs as well as performance incentives, depending on the level of success of the programs. The order also approved recovery of lost revenue, consistent with the provisions of the settlement agreement.

Wind and Solar Power Purchase Agreements

We are currently committed under a power purchase agreement to purchase all wind-generated electricity through 2029 from a wind project in Indiana ("Hoosier Wind Project"). On July 28, 2023, AES Indiana executed the Purchase Agreement and is currently in the process of acquiring this project. The existing power purchase agreement will be terminated upon closing (see "IRP Filings and Replacement Generation - Hoosier Wind Project" below for further information). We are also committed under another agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota. The Indiana project has a maximum output capacity of approximately 100 MW and the Minnesota project has a maximum output capacity of approximately 200 MW. In addition, we have 94.5 MW of solar-generated electricity in our service territory under long-term contracts (these long-term contracts have expiration dates ranging from 2026 to 2033), of which 94.0 MW was in operation as of December 31, 2023. We have authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC. If and when AES Indiana sells the renewable energy attributes (in the form of renewable energy credits) generated from these facilities, the proceeds would pass back to benefit AES Indiana’s retail customers through the FAC.

TDSIC

In 2013, Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, was signed into law. The TDSIC statute was revised in 2019. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a plan of at least five years and not more than seven for eligible investments. The first eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next base rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenue.

On March 4, 2020, the IURC issued an order approving the projects in a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on and of investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered by six months as ordered by the IURC and are filed each December. The total amount of AES Indiana’s equipment net of depreciation, including carrying costs, approved for TDSIC recovery as of December 31, 2023 was $399.6 million. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending October 2024 is a net cost to customers of $56.5 million.

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

In December 2022, AES Indiana filed its 2022 IRP with the IURC, which describes AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana's reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas. AES Indiana has not yet filed for the regulatory approvals from the IURC to convert Petersburg units 3 and 4; however, AES Indiana expects to do so in the first half of 2024. Construction is expected to begin in 2025 and be completed by the end of 2026. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. As new technologies, such as green hydrogen, small modular reactors and carbon capture are developed and cost effective, AES Indiana will evaluate them in the future planning processes. As a result of the plan to convert Petersburg units 3 and 4 to natural gas, AES Indiana recorded a $1.5 million write off of capital projects during the period ended December 31, 2022 to "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations.

2019 IRP

In December 2019, AES Indiana filed its 2019 IRP, which included the retirement of approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively. Based on extensive modeling, AES Indiana determined that the cost of operating Petersburg Units 1 and 2 exceeded the value customers received compared to alternative resources. Retirement of these units allowed the company to cost-effectively diversify the portfolio and transition to lower cost and cleaner resources while maintaining a reliable system.

AES Indiana issued an all-source Request for Proposal on December 20, 2019, in order to competitively procure replacement capacity by June 1, 2023, which was the first year AES Indiana was expected to have a capacity shortfall. Our modeling indicated that a combination of wind, solar, storage, and energy efficiency would be the lowest reasonable cost option for the replacement capacity. As a result of the plans to retire Petersburg Units 1 and 2, AES Indiana recorded $0.7 million, $2.1 million, and $0.8 million of obsolescence losses, during the periods ended December 31, 2023, 2022, and 2021, respectively, for materials and supplies inventory AES Indiana did not believe will be utilized by the planned retirement dates, which is recorded in "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations.

As a result of the plans to retire Petersburg Units 1 and 2, AES Indiana filed a petition with the IURC on February 26, 2021 for approvals and cost recovery associated with these retirements. On August 6, 2021, AES Indiana filed an uncontested Stipulation and Settlement Agreement with the other parties in the case which includes: (1) AES Indiana's creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) a method for amortization of the regulatory assets; and (3) recovery of the regulatory assets through ongoing amortization in AES Indiana’s future rate cases. The Settlement Agreement also reserves all rights of all the parties with respect to the ratemaking treatment related to the regulatory assets, including the proper rate of return and mechanisms for recovery. On November 17, 2021, the IURC approved the Settlement Agreement without modification. AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023.

AES Indiana had $35.7 million and $224.2 million of Petersburg Units 1 and 2 retirement costs, respectively, net of accumulated amortization, recorded as long-term regulatory assets as of December 31, 2023. AES Indiana had $47.6 million and $239.9 million of Petersburg Units 1 and 2 retirement costs, respectively, net of accumulated amortization, recorded as long-term regulatory assets as of December 31, 2022.

Hardy Hills Solar Project

In January 2021, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the acquisition and construction of the 195 MW Hardy Hills Solar Project to be developed in Clinton County, Indiana. In December 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2024, and adjusting for increased project costs. On January 13, 2023, AES Indiana filed a petition with the IURC for approval of these revisions, which was approved in August 2023.

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

On December 1, 2023, AES Indiana, through a wholly-owned subsidiary (the "Class B Member"), and a third-party investor (the "Class A Member"), entered into an Equity Capital Contribution Agreement, pursuant to which each member made certain capital contributions to Hardy Hills JV. The Class A member made total contributions of

$79.3 million through December 31, 2023. Hardy Hills JV is consolidated by the Class B Member under the Variable Interest Model, and noncontrolling interest (“NCI”) was recorded by AES Indiana at the amount of cash contributed by the Class A Member. In December 2023, the first stage of the construction for the Hardy Hills Solar Project was completed and placed in service, with initial operations for over half of the project commencing on December 28, 2023. Upon the first stage of the project being placed in service, the Company recognized $26.1 million of earnings from tax attributes using the HLBV method. The final stage for construction of the project is expected to be completed during the first half of 2024.

Petersburg Energy Center Project

In July 2021, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the acquisition and construction of a 250 MW solar and 45MW (180 MWh) energy storage facility to be developed in Pike County, Indiana. In October 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2025, and adjusting for increased project costs. On December 22, 2022, AES Indiana filed a petition with the IURC for approval of these revisions, which was approved in May 2023. On August 31, 2023, AES Indiana closed on the agreement for the acquisition and construction of the Petersburg Energy Center Project. This transaction was accounted for as an asset acquisition of a variable interest entity that did not meet the definition of a business; therefore, the individual assets were recorded at their fair values. Total net assets of $48.7 million were recorded in the accompanying Consolidated Balance Sheets associated with the transaction, primarily consisting of project development intangible assets (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets" for further information).

Pike County BESS Project

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS Project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. On July 19, 2023, AES Indiana filed a petition and case-in-chief with the IURC seeking approval for a Clean Energy Project and associated timely cost recovery under Indiana Code for this project. A hearing for this case was held in October 2023, and IURC approval was received on January 17, 2024. The Pike County BESS Project is expected to be completed in 2024.

Hoosier Wind Project

On July 5, 2023, AES Indiana filed a Notice of Intent with the IURC to request approval of a Clean Energy Project and for issuance of a CPCN for the Hoosier Wind Project acquisition. The proposed Project is the acquisition of the Hoosier Wind Project, which is an existing 106 MW wind facility located in Benton County, Indiana. The Company executed the Purchase Agreement on July 28, 2023. A CPCN for this case was filed in early August 2023, and IURC approval was received on January 24, 2024. The acquisition of the Hoosier Wind Project is expected to be completed in the first quarter of 2024.

Incentives for Clean Energy Projects

Indiana Code 8-1-8 (the "clean energy statute") offers certain incentives for clean energy projects. Primarily, it allows for the timely recovery of costs and expenses incurred during construction and operation of eligible projects outside of a base rate proceeding. Clean energy projects eligible for incentives under this statute include renewable energy resources such as wind, photovoltaic cells and panels, solar energy, and energy storage systems or technologies, among others. AES Indiana filed for and received IURC approval of the Hoosier Wind Project and Pike County BESS Project under this statute. AES Indiana continues to evaluate projects which may also be filed under this statute.

IURC COVID-19 Orders

Due to the COVID-19 pandemic, there was a disconnection moratorium in 2020 for IURC-jurisdictional utilities, as well as suspension of certain utility fees (late fees, convenience fees, deposits, and disconnection/reconnection fees) from residential customers. The IURC authorized Indiana utilities to use regulatory accounting for any impacts associated with the moratorium and suspension. The IURC also authorized regulatory accounting treatment for COVID-19 related uncollectible and incremental bad debt expense. As a result of the IURC's COVID-19 related orders issued in 2020, AES Indiana has recorded a regulatory asset of $5.4 million as of December 31, 2023 and

2022, which will be recovered through base rates under the stipulation and settlement agreement entered into on November 22, 2023, if approved by the IURC.

EDG Rates

On March 1, 2021, AES Indiana filed a petition with the IURC for approval of its proposed rate for the procurement of EDG and related consumer EDG credit issues. The EDG rate replaced the net metering program beginning in July 2022, when net metering was no longer available to new customers. The IURC approved the EDG rate by order dated January 26, 2022, On March 16, 2022, the IURC denied the petition for reconsideration filed by the other parties on February 15, 2022. The matter was subject to an appeal filed by the other parties on February 22, 2022, which was held in abeyance by the Indiana Court of Appeals pending resolution of a petition to transfer to the Indiana Supreme Court filed in a similar case involving a different and unaffiliated utility. The stay was extended by the Indiana Court of Appeals on July 11, 2022. On January 4, 2023, the Indiana Supreme Court issued a final decision in favor of the utility in the similar case that served as the basis of the stay in the AES Indiana case. On February 3, 2023, the OUCC moved to dismiss the appeal, which motion was granted on February 13, 2023.

EV Portfolio Program

On January 27, 2023, AES Indiana filed with the IURC a request to approve its EV Portfolio and associated accounting and ratemaking treatment. The EV Portfolio includes two separate parts: (1) a set of EV specific rates, tariffs, and alternative pricing structures, and (2) a set of Public Use EV Pilot Programs. The EV portfolio is designed to produce net benefits for all customers through new retail margins and grid optimization. The projected costs to successfully implement the services proposed in the EV Portfolio are estimated at $16.2 million over the three-year period. AES Indiana requested approval to defer as a regulatory asset and recover in future base rates the cost necessary to implement the EV Portfolio, including carrying charges. A hearing on this request was held in July 2023. On November 22, 2023, the IURC issued an order approving AES Indiana's EV Portfolio filing with approval to defer as a regulatory asset and to seek recovery in future base rates the cost necessary to implement the EV Portfolio, including carrying charges with no other significant modifications.

Storm Outage Restoration Inquiry

On July 11, 2023, the OUCC and the Citizens Action Coalition (“CAC”) filed a Joint Petition through which they requested the IURC open an investigation into AES Indiana’s practices and procedures regarding storm outage restoration. A technical conference was held on October 2, 2023, to discuss AES Indiana’s response to outages and storm restoration; particularly the storms that occurred between June 29, 2023 and July 2, 2023.

House Bill 1002

In the first quarter of 2022, the 2022 Indiana General Assembly passed House Enrolled Act 1002, which includes language regarding the repeal of the URT. AES Indiana filed a rate adjustment with the IURC on April 29, 2022, which was approved by the IURC on June 28, 2022. AES Indiana began charging the new rates excluding URT in July 2022. Prior to the repeal, the URT was recoverable through a current charge to customer rates. After the repeal, the new rates approved by the IURC adjusted both revenue and tax expense. As a result, the repeal of the URT had no impact on the Company's net income.

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

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2023	2022	Recovery Period
	(In Thousands)
Regulatory assets, current:
Undercollections of rate riders	$75,416	$26,047	Approximately 1 year(1)
Fuel costs	—	79,861	Approximately 1 year(1)
Unamortized reacquisition premium on debt	188	—	Approximately 1 year
Costs being recovered through basic rates and charges	13,815	13,815	Approximately 1 year(1)
Total regulatory assets, current	89,419	119,723
Regulatory assets, non-current:
Unrecognized pension and other
postretirement benefit plan costs	115,847	131,907	Various(2)
Deferred MISO costs	21,091	34,483	Through 2026(1)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	2,812	3,866	Through 2026(1)(3)
Unamortized reacquisition premium on debt	13,379	14,429	Over remaining life of debt
Environmental costs	66,837	68,947	Through 2046(1)(3)
COVID-19 costs	5,426	5,426	4 years(4)
Major storm damage	1,493	—	To be determined
TDSIC costs	35,979	18,547	36.3 years(1)(3)
Petersburg Unit 1 and 2 retirement costs	259,892	287,463	Through 2034(1)(3)
Hardy Hills Solar Project development costs	6,774	5,744	30 years(3)
Petersburg Energy Center Project development costs	2,469	1,582	30 years(3)
Pike County BESS Project development costs	2,623	—	20 years(3)
Fuel costs	4,275	20,518	Through 2025(1)
Other miscellaneous	2,887	1,027	Various(5)
Total regulatory assets, non-current	541,784	593,939
Total regulatory assets	$631,203	$713,662

Regulatory liabilities, current:
Overcollections and other credits being passed
to customers through rate riders	$19,649	$15,803	Approximately 1 year(1)
FTRs	3,722	7,545	Approximately 1 year(1)
Total regulatory liabilities, current	23,371	23,348
Regulatory liabilities, non-current:
ARO and accrued asset removal costs	451,886	518,797	Not applicable
Deferred income taxes payable to customers through rates	74,796	88,662	Various
Hardy Hills sponsor investment tax credit	542	—	To be determined(6)
Major storm damage	—	5,126	To be determined
Total regulatory liabilities, non-current	527,224	612,585
Total regulatory liabilities	$550,595	$635,933

(1)Recovered (credited) per specific rate orders
(2)AES Indiana receives a return on its discretionary funding
(3)Recovered with a current return
(4)Per the signed stipulation in the 2023 distribution rate case, Cause No. 45911
(5)Some of these costs are being recovered in basic rates and charges through 2026. For the remainder, recovery over four years was agreed to in the signed stipulation in the 2023 distribution rate case, Cause No. 45911. AES Indiana will include this credit in a future ECR filing.
(6)Will be included in a future ECR filing

Current Regulatory Assets and Liabilities

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. As current assets, this includes undercollection of adjustment mechanisms for: (i) DSM, (ii) ECCRA costs, (iii) Off System Sales Margin Sharing, (iv) Capacity rider costs and (v) TDSIC. It also includes the current portion of deferred MISO costs and environmental costs collected through base rates which are described in greater detail below. With the exception of environmental costs, these costs do not earn a return on investment. As current liabilities, this includes (i) overcollection of MISO rider costs, (ii) Green Power, and (iii) deferred fuel costs.

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

The Eagle Valley CCGT was on unplanned outage from late April 2021 until mid-March 2022, impacting several FAC periods. In November 2021, a sub-docket was created with the IURC to examine the unplanned outage. On October 25, 2022, AES Indiana and various intervening parties reached a unanimous settlement regarding the Eagle Valley CCGT unplanned outage, resolving all issues related to the FAC sub-docket and all outage related costs including energy purchases, Off-System Sales margins, Capacity trackers and base rate proceedings. As part of this comprehensive settlement, AES Indiana agreed not to recover $21.0 million of previously deferred costs and to credit an additional $6.8 million to customers in future rates. As such, AES Indiana recorded a $27.8 million charge to "Power purchased" in the Consolidated Statements of Operations during the third quarter of 2022. On January 18, 2023, AES Indiana received an order from the IURC approving the settlement.

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

Unamortized Petersburg Unit 4 Carrying Charges and Certain Other Costs

These consist of deferred debt carrying costs, depreciation, and post-in-service AFUDC on Petersburg Unit 4. These costs are being recovered per specific rate order.

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

Petersburg Unit 1 and 2 Retirement Costs

These consist of the remaining unamortized net book value of Petersburg Unit 1 and 2. In accordance with ASC 980, it was determined that the Petersburg Unit 1 retirement became probable, in the fourth quarter of 2020, and the Petersburg Unit 2 retirement became probable in the fourth quarter of 2021. As the entire carrying value of these assets will be recoverable through future rates, no loss on abandonment was recorded and the asset was reclassified from net property, plant and equipment to a long-term regulatory asset. See "IRP Filings and Replacement Generation" above for additional discussion.

Hardy Hills Solar Project Development Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Hardy Hills Solar Project as well as carrying costs on AES Indiana's investment in the project. The investment costs were approved for recovery via the ECCRA rider through AES Indiana’s Hardy Hills Solar Project regulatory proceedings with an amortization period of 30 years. Amortization of the project development costs will be determined in a future rate case filing.

Petersburg Energy Center Project Development Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Petersburg Energy Center Project as well as carrying costs on AES Indiana's investment in the project. The investment costs were approved for recovery via the ECCRA rider through AES Indiana’s Petersburg Energy Center Project regulatory proceedings with an amortization period of 30 years. Amortization of the project development costs will be determined in a future rate case filing.

Pike County BESS Project Development Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Pike County BESS Project as well as carrying costs on AES Indiana's investment in the project. The investment costs were approved for recovery via the ECCRA rider through AES Indiana’s Pike County BESS Project regulatory proceedings with an amortization period of 20 years. Amortization of the project development costs will be determined in a future rate case filing.

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

On December 22, 2017, the U.S. federal government enacted the TCJA, which, among other things, reduced the federal corporate income tax rate from 35% to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, AES Indiana and IPALCO remeasured their deferred income tax assets and liabilities using the new tax rate. The impact of the reduction of the income tax rate on deferred income taxes was utilized in the 2018 Base Rate Order to reduce jurisdictional retail rates. Accordingly, we have a net regulatory deferred income tax liability of $74.8 million and $88.7 million as of December 31, 2023 and 2022, respectively.

3.  PROPERTY, PLANT AND EQUIPMENT

The original cost of property, plant and equipment segregated by functional classifications follows:

	As of December 31,
	2023	2022
	(In Thousands)
Production	$3,942,052	$4,164,416
Transmission	487,527	461,245
Distribution	2,304,526	2,045,579
General plant	348,338	311,074
Total property, plant and equipment	$7,082,443	$6,982,314

As of December 31, 2023 and 2022, AES Indiana had $259.9 million and $287.5 million, respectively, of net property, plant and equipment associated with the Petersburg Unit 1 and Unit 2 retirements recorded as long-term regulatory assets (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation”).

Substantially all of AES Indiana’s property is subject to a $2,153.8 million direct first mortgage lien, as of December 31, 2023, securing AES Indiana’s first mortgage bonds. Total non-contractually or legally required accrued removal costs of utility plant in service at December 31, 2023 and 2022 were $680.9 million and $694.0 million, respectively; and total contractually or legally required removal costs of property, plant and equipment at December 31, 2023 and 2022 were $249.9 million and $218.7 million, respectively. Please see “ARO” below for further information.

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

AES Indiana’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability year end balances:

	2023	2022
	(In Thousands)
Balance as of January 1	$218,729	$189,509
Liabilities incurred	17,080	1,159
Liabilities settled	(11,902)	(24,699)
Revisions to cash flow and timing estimates	12,921	44,679
Accretion expense	13,102	8,081
Balance as of December 31	$249,930	$218,729

ARO liabilities incurred in 2023 and 2022 primarily relate to FGD residual water disposal and AES Indiana's solar projects. AES Indiana recorded revisions to its ARO liabilities in 2023 and 2022 primarily to reflect revisions to cash flow estimates and timing due to increases to estimated ash pond closure costs and changes to expected landfill closure dates. As of December 31, 2023 and 2022, AES Indiana did not have any assets that are legally restricted for settling its ARO liability.

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

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Consolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the years ended December 31, 2023, 2022, or 2021. Any unrealized gains or losses are recorded in "Other (expense) / income, net" on the accompanying Consolidated Statements of Operations and were not material to the consolidated financial statements in the periods covered by this report.

FTRs

In connection with AES Indiana’s participation in MISO, in the second quarter of each year AES Indiana is granted financial instruments that can be converted into cash or FTRs based on AES Indiana’s forecasted peak load for the period. FTRs are used in the MISO market to hedge AES Indiana’s exposure to congestion charges, which result from constraints on the transmission system. AES Indiana’s FTRs are valued at the cleared auction prices for FTRs in MISO’s annual auction. Because of the infrequent nature of this valuation, the fair value assigned to the FTRs is considered a Level 3 input under the fair value hierarchy required by ASC 820. An offsetting regulatory liability has been recorded as these revenue or costs will be flowed through to customers through the FAC. As such, there is no impact on our Consolidated Statements of Operations.

Forward Power Contracts

As of December 31, 2023 and 2022, all outstanding forward power contracts had settled and there was no notional amount outstanding. All changes in the market value of the forward power contracts were recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 5, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

Interest Rate Hedges

IPALCO's interest rate hedges have a combined notional amount of $400.0 million. All changes in the market value of the interest rate hedges are recorded in AOCI. See also Note 5, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Recurring Fair Value Measurements

The fair value of assets at December 31, 2023 and 2022 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of December 31, 2023				Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$127	$—	$—	$127	$5	$—	$—	$5
Mutual funds	3,425	—	—	3,425	3,223	—	—	3,223
Total VEBA investments	3,552	—	—	3,552	3,228	—	—	3,228
FTRs	—	—	1,388	1,388	—	—	7,545	7,545
Interest rate hedges	—	14,294	—	14,294	—	12,172	—	12,172
Total financial assets measured at fair value	$3,552	$14,294	$1,388	$19,234	$3,228	$12,172	$7,545	$22,945

The following table sets forth a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Reconciliation of Financial Instruments Classified as Level 3
(In Thousands)
Balance at January 1, 2022	$1,235
Issuances	15,338
Settlements	(9,028)
Balance at December 31, 2022	7,545
Issuances	3,624
Settlements	(9,781)
Balance at December 31, 2023	$1,388

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2023		December 31, 2022
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,033,800	$2,860,467	$3,033,800	$2,775,644
Variable-rate	455,000	455,000	—	—
Total indebtedness	$3,488,800	$3,315,467	$3,033,800	$2,775,644

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $24.8 million and $26.3 million at December 31, 2023 and 2022, respectively; and
•unamortized discounts of $6.8 million and $7.1 million at December 31, 2023 and 2022, respectively.

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

At December 31, 2023, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
Interest rate hedges	Designated	USD	$400,000	$—	$400,000
FTRs	Not Designated	MWh	3,919	—	3,919
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

The following tables provide information on gains or losses recognized in AOCI / (AOCL) for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Years Ended December 31,
$ in thousands (net of tax)	2023	2022	2021
Beginning accumulated derivative gain / (loss) in AOCI / (AOCL)	$22,269	$(29,407)	$(43,420)

Net gains associated with current period hedging transactions	1,594	46,245	10,393
Net losses reclassified to interest expense	5,431	5,431	3,620
Ending accumulated derivative gain / (loss) in AOCI / (AOCL)	$29,294	$22,269	$(29,407)

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	9

Derivatives Not Designated as Hedge

AES Indiana's FTRs and forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. The forward power contracts are recorded at fair value using the market approach with changes in the fair value charged or credited to the Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as "MTM accounting." Realized gains and losses on the forward power contracts are included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets. There were net realized gains of $0.0 million and $1.3 million related to forward power contracts during the years ended December 31, 2023 and 2022, respectively, related to the forward power contracts that were deferred and included with deferred fuel costs in "Regulatory assets, current" on the accompanying Consolidated Balance Sheets.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or MTM accounting and are recognized in the Consolidated Statements of Operations on an accrual basis.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2023 and 2022, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments (in thousands):

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2023	2022
FTRs	Not a Cash Flow Hedge	Derivative assets, current	$1,388	$7,545
Interest rate hedges	Cash Flow Hedge	Derivative assets, current	$14,294	$—
Interest rate hedges	Cash Flow Hedge	Derivative assets, non-current	$—	$12,172

6.  DEBT

The following table presents our long-term debt:

		December 31,
Series	Due	2023	2022
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,449)	(6,651)
Deferred financing costs		(19,058)	(20,362)
Total AES Indiana first mortgage bonds		2,128,293	2,126,787
Total long-term debt – AES Indiana		2,128,293	2,126,787
Long-term debt – IPALCO:
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
Unamortized discount – net		(319)	(425)
Deferred financing costs		(4,554)	(5,912)
Total long-term debt – IPALCO		875,127	873,663
Total consolidated IPALCO long-term debt		3,003,420	3,000,450
Less: current portion of long-term debt		445,000	—
Net consolidated IPALCO long-term debt		$2,558,420	$3,000,450

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

2023 and 2022, AES Indiana had $155.0 million and $0.0 million in outstanding borrowings on the committed Credit Agreement, respectively.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2023 are as follows:

Year	Amount
(In Thousands)
2024	$445,000
2025	40,000
2026	90,000
2027	—
2028	—
Thereafter	2,458,800
3,033,800
Unamortized discounts	(6,768)
Deferred financing costs, net	(23,612)
Total long-term debt	$3,003,420

Significant Transactions

AES Indiana Term Loans

In November 2023, AES Indiana entered into an unsecured $300 million 364-day term loan agreement ("$300 million Term Loan Agreement"). The $300 million Term Loan Agreement was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement matures on November 19, 2024, and bears interest at variable rates as described in the $300 million Term Loan Agreement. The $300 million Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Indiana's Credit Agreement. AES Indiana has classified this $300 million Term Loan Agreement as short-term indebtedness as it matures November 2024. Although current liquid funds are not sufficient to repay the amount due at maturity, management plans to refinance this $300 million Term Loan Agreement with new long-term debt.

In June 2022, AES Indiana entered into an unsecured $200 million 364-day term loan agreement ("$200 million Term Loan Agreement"). The $200 million Term Loan Agreement was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement was set to mature on June 22, 2023, but was fully repaid in November 2022.

AES Indiana First Mortgage Bonds and Recent Indiana Finance Authority Bond Issuances

In November 2022, AES Indiana issued $350 million aggregate principal amount of first mortgage bonds, 5.65% Series, due December 2032, pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from this offering were approximately $345.6 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering. The net proceeds from this offering were used to repay amounts due under the Credit Agreement and the $200 million Term Loan Agreement, and for general corporate purposes.

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

IPALCO’s Senior Secured Notes and Term Loan

The 2024 IPALCO Notes are due September 1, 2024. Although current liquid funds are not sufficient to repay the collective amounts due under the 2024 IPALCO Notes at maturity, the Company believes it will be able to refinance the 2024 IPALCO Notes based on conversations with investment bankers, which currently indicate more than adequate demand for new IPALCO debt at its current credit ratings, and considering the Company's previous successful debt issuances.

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

Restrictions on Issuance of Debt

All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 26, 2024. In November 2021, AES Indiana received an order from the IURC granting AES Indiana authority through December 31, 2024 to, among other things, issue up to $740 million in aggregate principal amount of long-term debt, of which $390 million remains available as of December 31, 2023. This order also grants AES Indiana authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $100.0 million remains available under the order as of December 31, 2023. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2023. AES Indiana also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, AES Indiana is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness. On September 29, 2023, AES Indiana filed a petition for approval of a financing program for the approximately three-year period ending December 31, 2026. The OUCC filed testimony on December 1, 2023 with certain recommended parameters for future debt issuances that AES Indiana accepted. A hearing was held January 10, 2024 and an agreed proposed order between AES Indiana and the OUCC was submitted on that date. AES Indiana awaits an IURC order in the matter and it remains pending.

The mortgage and deed of trust of AES Indiana, together with the supplemental indentures thereto, secure the first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage, substantially all property owned by AES Indiana is subject to a first mortgage lien securing indebtedness of $2,153.8 million as of December 31, 2023. The AES Indiana first mortgage bonds require net income as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. AES Indiana was in compliance with such requirements as of December 31, 2023.

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

7. INCOME TAXES

IPALCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if IPALCO and its subsidiaries each filed separate income tax returns. IPALCO is no longer subject to U.S. or state income tax examinations for tax years through 2016, but is open for all subsequent periods. IPALCO made tax sharing payments to AES of $0.0 million, $31.0 million and $27.5 million in 2023, 2022 and 2021, respectively.

Income Tax Provision

Federal and state income taxes charged to income are as follows:

	2023	2022	2021
	(In Thousands)
Components of income tax expense:
Current income taxes:
Federal	$(14,222)	$22,539	$28,100
State	(3,716)	6,026	8,218
Total current income taxes	(17,938)	28,565	36,318
Deferred income taxes:
Federal	24,885	(6,920)	(7,286)
State	7,768	214	(91)
Total deferred income taxes	32,653	(6,706)	(7,377)
Total income tax expense	$14,715	$21,859	$28,941

Effective and Statutory Rate Reconciliation

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	3.9%	3.9%	4.0%
Depreciation flow through and amortization	(12.9)%	(7.8)%	(6.3)%
AFUDC - equity	(0.3)%	0.9%	0.4%
Noncontrolling interests in subsidiaries	9.0%	—%	—%
Other – net	(0.2)%	0.4%	0.4%
Effective tax rate	20.5%	18.4%	19.5%

Deferred Income Taxes

The significant items comprising IPALCO’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2023 and 2022 are as follows:

	2023	2022
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$409,675	$341,473
Regulatory assets recoverable through future rates	108,823	123,669
Other	17,694	17,953
Total deferred tax liabilities	536,192	483,095
Deferred tax assets:
Investment tax credit	5	6
Regulatory liabilities including ARO	168,619	167,725
Investments in tax partnerships	2,501	—
Other	3,579	2,723
Total deferred tax assets	174,704	170,454
Deferred income tax liability – net	$361,488	$312,641

Uncertain Tax Positions

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(In Thousands)
Unrecognized tax benefits at January 1	$—	$—	$7,368
Gross decreases – prior period tax positions	—	—	(7,368)
Unrecognized tax benefits at December 31	$—	$—	$—

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

Tax years subsequent to 2016 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe unrecognized tax benefits of $0 at December 31, 2023 and 2022, respectively, is the appropriate accrual for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. There are no interest or penalties applicable to the periods contained in this report.

8. BENEFIT PLANS

Defined Contribution Plans

All of AES Indiana’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 77% of AES Indiana’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds of base compensation. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the company match. Employer contributions to the Thrift Plan were $3.7 million, $3.6 million and $3.4 million for 2023, 2022 and 2021, respectively.

The RSP

Approximately 23% of AES Indiana’s active employees are covered by the RSP, a qualified defined contribution plan containing both match and nondiscretionary components. All non-union new hires are covered under the RSP. Participants elect to make contributions to the RSP based on a percentage of their eligible compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s eligible compensation. Starting in 2018, the RSP also includes a 4% nondiscretionary contribution based as a percentage of each participant's eligible compensation. Employer contributions (by AES Indiana) relating to the RSP were $2.5 million, $2.1 million and $1.9 million for 2023, 2022 and 2021, respectively.

Defined Benefit Plans

Approximately 65% of AES Indiana’s active employees are covered by the qualified Defined Benefit Pension Plan; while approximately 12% of active employees are IBEW clerical-technical unit employees who are only eligible for the Thrift Plan. The remaining 23% of active employees are covered by the RSP. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan, in addition to the company match. The Defined Benefit Pension Plan is noncontributory and is funded by AES Indiana through a trust. Benefits for non-union participants in the Defined Benefit Pension Plan are based on salary, years of service and accrued benefits at April 1, 2015. Benefits for eligible union participants are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2023 was 19. The plan is closed to new participants.

AES Indiana also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 123 active employees and 26 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2023. The plan is unfunded. These postretirement health care benefits and the related unfunded obligation of $3.0 million and $3.2 million at December 31, 2023 and 2022, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2023	2022
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$577,530	$772,040
Service cost	5,189	8,949
Interest cost	29,818	18,099
Actuarial loss (gain)	9,681	(182,590)
Amendments (primarily increases in pension bands)	653	—
Settlements	—	(394)
Benefits paid	(73,325)	(38,575)
Projected benefit obligation at December 31	549,546	577,529
Change in plan assets:
Fair value of plan assets at January 1	611,125	820,684
Actual return/(loss) on plan assets	52,905	(171,002)
Employer contributions	114	412
Settlements	—	(394)
Benefits paid	(73,325)	(38,575)
Fair value of plan assets at December 31	590,819	611,125
Funded status	$41,273	$33,596
Amounts recognized in the statement of financial position:
Non-current assets	$41,273	$33,611
Non-current liabilities	—	(15)
Net amount recognized at end of year	$41,273	$33,596
Sources of change in regulatory assets(1):
Prior service cost arising during period	$653	$—
Net (gain)/loss arising during period	(10,117)	24,069
Amortization of prior service cost	(2,172)	(2,589)
Amortization of loss	(6,145)	(2,622)
Total recognized in regulatory assets	$(17,781)	$18,858
Amounts included in regulatory assets:
Net loss	$115,297	$131,559
Prior service cost	10,136	11,655
Total amounts included in regulatory assets	$125,433	$143,214

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

Significant Loss / (Gain) Related to Changes in the Benefit Obligation for the Period

As shown in the table above, an actuarial loss of $9.7 million and an actuarial gain of $182.6 million for the year ended December 31, 2023 and December 31, 2022, respectively, were recognized in the benefit obligation, primarily due to changes in the discount rate.

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

The 2023 net actuarial gain of $10.1 million recognized in regulatory assets is comprised of two parts: (1) a $9.7 million pension liability actuarial loss primarily due to a decrease in the discount rate used to value pension liabilities; and (2) a $19.8 million pension asset actuarial gain primarily due to higher than expected return on assets. The unrecognized net loss of $115.3 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates and the adoption of new mortality tables which have historically increased the expected benefit obligation due to the longer expected lives of plan participants. In 2023, the accumulated net loss decrease was primarily attributed to an annuity buyout involving a small portion of retirees, which was partially offset by factors such as a reduced discount rate utilized in valuing pension liabilities, along with the amortization of accumulated losses incurred during the year. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 11.66 years based on estimated demographic data as of December 31, 2023. The projected benefit obligation of $549.5 million less the fair value of assets of $590.8 million results in an overfunded status of $41.3 million at December 31, 2023.

	Pension benefits for years ended December 31,
	2023	2022	2021
	(In Thousands)
Components of net periodic benefit cost / (credit):
Service cost	$5,189	$8,949	$9,339
Interest cost	29,818	18,099	15,660
Expected return on plan assets	(33,107)	(35,656)	(41,815)
Amortization of prior service cost	2,172	2,589	2,944
Amortization of actuarial loss	6,145	2,424	5,529
Amortization of settlement loss	—	199	—
Net periodic benefit cost / (credit)	10,217	(3,396)	(8,343)
Less: amounts capitalized	1,689	(316)	(771)
Amount charged to expense	$8,528	$(3,080)	$(7,572)
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	5.41%	2.83%	2.46%
Discount rate – supplemental retirement plan	5.32%	2.62%	2.31%
Expected return on defined benefit pension plan assets	5.60%	4.45%	5.05%
Expected return on supplemental retirement plan assets	6.45%	5.50%	3.60%

Pension expense / (income) for the following year is determined as of the December 31 measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets, a mortality table assumption that reflects the life expectancy of plan participants, and a discount rate used to determine the projected benefit obligation. For 2023, pension expense / (income) was determined using an assumed long-term rate of return on plan assets of 5.60% for the Defined Benefit Pension Plan and 6.45% for the Supplemental Retirement Plan. As of the December 31, 2023 measurement date, AES Indiana decreased the discount rate from 5.41% to 5.15% for the Defined Benefit Pension Plan and increased the discount rate from 5.32% to 5.66% for the Supplemental Retirement Plan. The discount rate assumptions affect the pension expense / (income) determined for 2024. In addition, AES Indiana decreased the expected long-term rate of return on plan assets from 5.60% to 5.20% for the Defined Benefit Pension Plan and from 6.45% to 6.35% for the Supplemental Retirement Plan for 2024. The expected long-term rate of return assumptions affect the pension expense / (income) determined for 2024. The effect on 2024 total pension expense / (income) of a 25 basis point increase and decrease in the assumed discount rate is $(0.8) million and $0.8 million, respectively.

In determining the discount rate to use for valuing liabilities, we use the market yield curve on high-quality fixed income investments as of December 31, 2023. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Pension Plan Assets and Fair Value Measurements

Pension plan assets consist of investments in cash and cash equivalents, government debt securities, and mutual funds (equity and debt). Differences between actual portfolio returns and expected returns may result in increased or reduced pension costs in future periods. Pension costs for 2024 are determined as of the plans' measurement date of December 31, 2023. Pension costs are determined for the following year based on the market value of pension plan assets, expected employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

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

•The qualified Defined Benefit Pension Plan investments in common collective trusts are valued based on the daily net asset value and are categorized as Level 2 in the fair value hierarchy, except for cash and cash equivalents which are categorized as level 1.

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

The following table summarizes the Company’s target pension plan allocation for 2023:

Asset Category:	Target Allocations
Equity Securities	13.5%
Debt Securities	86.5%

	Fair Value Measurements at
	December 31, 2023
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Common collective trusts:
Equities (a)	$82,652	$2,267	$80,385	14%
Debt securities (b)	387,979	1,168	386,811	66%
Government debt securities (c)	117,397	178	117,219	20%
Total common collective trusts	588,028	3,613	584,415	100%
Cash and cash equivalents (d)	2,791	2,791	—	—%
Total pension plan assets	$590,819	$6,404	$584,415	100%

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

Pension Funding

We contributed $0.1 million, $0.4 million, and $0.0 million to the Pension Plans in 2023, 2022 and 2021, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Indiana’s funded target liability percentage was estimated to be 98%. In general, AES Indiana must contribute the normal service cost earned by active participants during the plan year; however, this amount can be offset by any surplus or credit balance carried by the Pension Plan. The normal cost is expected to be approximately $6.3 million in 2024 (including $0.4 million for plan expenses), which is expected to be fully offset by the surplus amount. Each year thereafter, if the Pension Plans’ underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. AES Indiana does not expect to make an employer contribution for the calendar year 2024. AES Indiana’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2023, 2022 and 2021 were $73.3 million, $38.6 million and $63.2 million, respectively. Benefit payments, which reflect future service, are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2024	$37,997
2025	38,794
2026	39,665
2027	40,085
2028	41,477
2029 through 2033	200,574

9. EQUITY AND CUMULATIVE PREFERRED STOCK

Cumulative Preferred Stock

On December 30, 2022 (the “Redemption Date”), AES Indiana redeemed all of its issued and outstanding preferred stock for $60.1 million On the Redemption Date, the Preferred Stock of each series was redeemed with all applicable premiums, plus, in each case an amount equal to all accrued dividends payable with respect to such Preferred Stock to the Redemption Date. Dividends on the Preferred Stock ceased to accrue on the Redemption Date. Upon redemption, the Preferred Stock was no longer outstanding, and all rights of the holders thereof as shareholders of AES Indiana ceased to exist, except for the right to payment of the redemption price. AES Indiana recorded a charge of $0.3 million on the redemption for the difference between the carrying value and redemption value of the preferred shares.

Prior to the redemption, AES Indiana had five separate series of cumulative preferred stock. Holders of the preferred stock were entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During the years ended December 31, 2023, 2022 and 2021, total preferred stock dividends declared were $0.0 million, $3.2 million, and $3.2 million, respectively. Holders of preferred stock were entitled to two votes per share for AES Indiana matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they were entitled to elect the smallest number of AES Indiana directors to constitute a majority of AES Indiana’s Board of Directors. Based on the preferred stockholders’ ability to elect a majority of AES Indiana’s Board of Directors in this circumstance, the redemption of the preferred shares was considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities.

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

Dividend Restrictions

AES Indiana’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of AES Indiana issued under its mortgage remains outstanding, and subject to certain exceptions, AES Indiana is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to AES Indiana’s articles, no dividends may be paid or accrued, and no other distribution may be made on AES Indiana’s common stock unless dividends on all outstanding shares of AES Indiana preferred stock have been paid or declared and set apart for payment. As of December 31, 2023, and as of the filing of this report, AES Indiana was in compliance with these restrictions. Additionally, all of AES Indiana's preferred stock was redeemed on December 30, 2022 (see "Cumulative Preferred Stock" above for further details).

AES Indiana is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement and $300 million Term Loan Agreement, which could happen if AES Indiana fails to comply with certain covenants. These covenants, among other things, require AES Indiana to maintain a ratio of total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2023, and as of the filing of this report, AES Indiana was in compliance with all covenants and no event of default existed.

IPALCO’s Third Amended and Restated Articles of Incorporation contain provisions which state that IPALCO may not make a distribution to its shareholders or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no event of default (as defined in the articles) and no such event of default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, IPALCO’s leverage ratio does not exceed 0.67 to 1 and IPALCO’s interest coverage ratio is not less than 2.50 to 1 or, (b)(ii) if such ratios are not within the parameters, IPALCO’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2023, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

During the years ended December 31, 2023, 2022 and 2021, IPALCO declared and paid distributions to its shareholders totaling $104.3 million, $102.0 million and $131.5 million, respectively.

Equity Transactions with Noncontrolling Interests

The Hardy Hills Solar Project has been financed with a tax equity structure, in which a tax equity investor receives a portion of the economic attributes of the facility, including tax attributes, that vary over the life of the project. On December 1, 2023, the Class B Member and the Class A Member, entered into an Equity Capital Contribution Agreement, pursuant to which each member made certain capital contributions to Hardy Hills JV. The Class A member made total contributions of $79.3 million through December 31, 2023. A noncontrolling interest was recorded by AES Indiana at the amount of cash contributed by the Class A Member.

10. COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2023, these include:

	Payments due in:
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Purchase obligations:
Coal, gas, purchased power and
related transportation	$933.5	$249.7	$267.3	$225.7	$190.8
Other	$409.1	$355.0	$32.8	$20.2	$1.1

Purchase obligations:

Purchase commitments for coal, gas, purchased power and related transportation:

AES Indiana enters into long-term contracts for the purchase of coal, gas, purchased power and related transportation. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:

At December 31, 2023, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates, as well as obligations under long-term construction contracts. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives (see Note 5, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 7, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 8, "Benefit Plans") and (v) contingencies (see Note 10, "Commitments and Contingencies"). See the indicated notes to the Financial Statements for additional information on the items excluded.

Contingencies

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of December 31, 2023 and 2022.

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

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of December 31, 2023 and 2022.

NSR and other CAA NOVs

In October 2009, AES Indiana received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleged violations of the CAA at AES Indiana’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and non-attainment NSR requirements under the CAA. In addition, on October 1, 2015, AES Indiana received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at AES Indiana Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of PSD, non-attainment NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. On August 31, 2020, AES Indiana reached a settlement with the EPA, the DOJ and IDEM resolving the purported violations of the CAA with respect to the coal-fired generation units at AES Indiana's Petersburg location. The settlement agreement, in the form of a proposed judicial consent decree was approved and entered by the U.S. District Court for the Southern District of Indiana on March 23, 2021, and includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than AES Indiana's prior Title V air permit; payment of civil penalties totaling $1.525 million (the payment of which was satisfied by AES Indiana in April 2021); a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.325 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023 (which has occurred). AES Indiana previously had a contingent liability recorded related to these NSR and other CAA NOV matters.

11.  RELATED PARTY TRANSACTIONS

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. AES Indiana is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by the third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to AES Indiana of coverage under the property insurance program with AES Global Insurance Company was approximately $11.7 million, $9.5 million, and $7.0 million in 2023, 2022 and 2021, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, we had prepaid approximately $7.5 million and $3.4 million, respectively, for coverage under these plans, which is recorded in "Prepayments and other current assets" on the accompanying Consolidated Balance Sheets.
AES Indiana participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $19.0 million, $25.2 million, and $23.7 million in 2023, 2022 and 2021, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. We had no prepaids for coverage under this plan as of December 31, 2023 and 2022, respectively.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $36.5 million and $18.0 million as of December 31, 2023 and 2022, respectively, which is recorded in “Taxes receivable” on the accompanying Consolidated Balance Sheets. See Note 7, "Income Taxes" for more information.

Long-term Compensation Plan

During 2023, 2022 and 2021, many of AES Indiana’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2023, 2022 and 2021 was $0.3 million, $0.2 million and $0.2 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 8, “Benefit Plans” to the Financial Statements for a description of benefits awarded to AES Indiana employees by AES under the RSP.

Service Company

Total costs incurred by the Service Company on behalf of IPALCO were $73.8 million, $60.3 million and $58.4 million during 2023, 2022 and 2021, respectively. Total costs incurred by IPALCO on behalf of the Service Company during 2023, 2022 and 2021 were $11.9 million, $10.0 million and $10.4 million, respectively, which are included as a reduction to charges from the Service Company. These costs were included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations. IPALCO had a payable balance with the Service company of $25.6 million and $2.1 million as of December 31, 2023 and 2022, respectively, which is recorded in "Accounts payable" on the accompanying Consolidated Balance Sheets.

Other

In the second quarter of 2023, AES Indiana engaged a vendor that is a related party through a competitive RFP process as part of its replacement capacity resource construction projects. AES Indiana had payments of $223.3 million to this vendor during the year ended December 31, 2023, which are included in "Other non-current assets" on the accompanying Consolidated Balance Sheets. Transactions with various other related parties were $7.4 million, $5.7 million and $4.3 million during 2023, 2022 and 2021, respectively. These expenses were primarily recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations.

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

The following table provides information about IPALCO’s business segments (in thousands):

	2023			2022			2021
	Utility	Other	Total	Utility	Other	Total	Utility	Other	Total
Revenue	$1,649,917	$—	$1,649,917	$1,791,711	$—	$1,791,711	$1,426,132	$—	$1,426,132
Depreciation and amortization	$287,863	$—	$287,863	$266,504	$—	$266,504	$256,085	$—	$256,085
Interest expense	$99,051	$43,875	$142,926	$87,428	$43,804	$131,232	$84,256	$41,370	$125,626
Income/(loss) before income tax	$115,763	$(44,021)	$71,742	$162,862	$(44,377)	$118,485	$189,548	$(41,425)	$148,123
Capital expenditures(1)	$902,705	$—	$902,705	$496,510	$—	$496,510	$291,546	$—	$291,546
(1) Capital expenditures includes $0 thousand, $0 thousand and $36 thousand of payments for financed capital expenditures in 2023, 2022 and 2021, respectively.

	As of December 31, 2023			As of December 31, 2022			As of December 31, 2021
Total assets	$6,129,581	$51,942	$6,181,523	$5,559,977	$29,237	$5,589,214	$5,222,987	$16,780	$5,239,767

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

Retail revenue - AES Indiana energy sales to utility customers are based on the reading of meters at the customer’s location that occurs on a systematic basis throughout the month. AES Indiana sells electricity directly to end-users, such as homes and businesses, and bills customers directly. Retail revenue have a single performance obligation, as the promise to transfer energy and other distribution and/or transmission services are not separately identifiable from other promises in the contracts and, therefore, are not distinct. Additionally, as the performance obligation is satisfied over time as energy is delivered, and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series.

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

Wholesale revenue - Power produced at the generation stations in excess of our retail load is sold into the MISO market. Such sales are made at either the day-ahead or real-time hourly market price, and these sales are classified as wholesale revenue. We sell to and purchase power from MISO, and such sales and purchases are settled and accounted for on a net hourly basis.

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

Miscellaneous revenue - Miscellaneous revenue is mainly comprised of MISO transmission revenue and capacity revenue. MISO transmission revenue is earned when AES Indiana’s power lines are used in transmission of energy by power producers other than AES Indiana. As AES Indiana owns and operates transmission lines in central and southern Indiana, demand charges collected from network customers by MISO are allocated to the appropriate transmission owners (including AES Indiana) and recognized as transmission revenue. Capacity revenue is also included in miscellaneous revenue, and represent compensation received from MISO for making installed generation capacity available to satisfy system integrity and reliability requirements through the annual MISO capacity auction. Capacity, which is a stand-ready obligation to deliver energy when called upon by the RTO, is measured using MWs.

Transmission and capacity revenue each have a single performance obligation, as they each represent a distinct service or good. Additionally, as these performance obligations are satisfied over time and the same method is used to measure progress, the performance obligations meet the criteria to be considered a series. For transmission revenue, the price that the transmission operator has the right to bill corresponds directly with the value to the customer of AES Indiana’s performance completed in each period as the price paid is the transmission operator's allocation of the tariff rate (as approved by the regulator) charged to network participants. For capacity revenue, the capacity price that clears at the auction is fixed and AES Indiana is compensated based on the cleared MWs and cleared price.

AES Indiana’s revenue from contracts with customers was $1,616.5 million, $1,760.0 million and $1,389.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Retail Revenue
Retail revenue from contracts with customers:
Residential	$660,559	$688,487	$595,692
Small commercial and industrial	241,800	247,655	211,997
Large commercial and industrial	619,899	625,351	518,069
Public lighting	9,767	9,832	8,888
Other (1)	14,016	17,845	16,785
Total retail revenue from contracts with customers	1,546,041	1,589,170	1,351,431
Alternative revenue programs	30,414	29,171	35,248
Wholesale Revenue
Wholesale revenue from contracts with customers	56,557	148,517	25,059
Miscellaneous Revenue
Capacity revenue	8,210	11,750	734
Transmission and other revenue	5,654	10,534	11,480
Total miscellaneous revenue from contracts with customers	13,864	22,284	12,214
Other miscellaneous revenue (2)	3,041	2,569	2,180
Total Revenue	$1,649,917	$1,791,711	$1,426,132

(1) Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2) Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were $218.8 million and $198.3 million as of December 31, 2023 and 2022, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, unless a customer qualifies for payment extension.

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

14. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	December 31, 2023	December 31, 2022
Assets
Right-of-use assets — finance leases	Other non-current assets	$16,357	$15,819
Liabilities
Finance lease liabilities (noncurrent)	Long-term debt	$17,769	$16,361
Total finance lease liabilities		$17,769	$16,361

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term — finance leases	35 years	36 years
Weighted-average discount rate — finance leases	5.30%	5.650%

The following table summarizes the components of lease expense recognized in "Operating Costs and Expenses" on the accompanying Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively (in thousands):

	For the Year Ended December 31,
Components of Lease Cost	2023	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$445	$542	$—
Interest on lease liabilities	933	782	—
Total lease cost	$1,378	$1,324	$—

Operating cash outflows from finance leases were $0.6 million, $0.3 million and $0.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of December 31, 2023 for 2024 through 2028 and thereafter (in thousands):

Finance Leases
2024	$891
2025	909
2026	927
2027	945
2028	965
Thereafter	39,958
Total	$44,595
Less: Imputed interest	(26,826)
Present value of lease payments	$17,769

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Total lease revenue	$1,537	$1,134	$1,439

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	December 31, 2023	December 31, 2022
Gross assets	$4,341	$4,334
Less: Accumulated depreciation	(1,222)	(1,060)
Net assets	$3,119	$3,274

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future minimum lease receipts through 2028 and thereafter (in thousands):

Operating Leases
2024	$544
2025	553
2026	554
2027	554
2028	354
Thereafter	891
Total	$3,450

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Indianapolis Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indianapolis Power & Light Company and subsidiaries, d/b/a AES Indiana, (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Auditing the Company’s regulatory accounting was complex due to significant judgments made by management to support its assertions about the impact of future regulatory orders on the consolidated financial statements. In particular, there is subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred through December 31, 2023, judgment required to evaluate the relevance and reliability of audit evidence to support impacted account balances and disclosures, and judgments involved in assessing the probability of recovery in future rates of incurred costs or refunds to customers. These assumptions have a significant effect on the consolidated financial statements and related disclosures.

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

Asset Retirement Obligations
Regulatory Accounting
Description of the Matter
At December 31, 2023, the Company’s asset retirement obligations (“ARO”) totaled $249.9 million. As described in Note 3 to the consolidated financial statements, the Company’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The Company recorded adjustments to its ARO liabilities of $30.0 million during 2023. ARO liabilities incurred in 2023 primarily related to FGD residual water disposal. ARO liabilities were revised in 2023 primarily to reflect revisions to cash flow estimates due to increases to estimated ash pond closure costs.

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

Indianapolis, Indiana
February 26, 2024

AES INDIANA and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2023, 2022 and 2021
	2023	2022	2021
	(In Thousands)
REVENUE	$1,649,917	$1,791,711	$1,426,132

OPERATING COSTS AND EXPENSES:
Fuel	494,000	568,676	255,817
Power purchased	159,908	199,860	175,025
Operation and maintenance	477,497	493,454	449,317
Depreciation and amortization	287,863	266,504	256,085
Taxes other than income taxes	24,865	33,048	44,419
Other, net	(361)	(3,201)	(5,630)
Total operating costs and expenses	1,443,772	1,558,341	1,175,033

OPERATING INCOME	206,145	233,370	251,099

OTHER INCOME / (EXPENSE), NET:
Allowance for equity funds used during construction	9,315	4,784	5,412
Interest expense	(99,051)	(87,428)	(84,257)
Other income, net	(646)	12,136	17,294
Total other expense, net	(90,382)	(70,508)	(61,551)

INCOME BEFORE INCOME TAX	115,763	162,862	189,548

Income tax expense	25,666	32,887	39,305
NET INCOME	90,097	129,975	150,243

Dividends on and redemption of preferred stock	—	3,509	3,213
Net loss attributable to noncontrolling interests	(26,093)	—	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$116,190	$126,466	$147,030

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Consolidated Balance Sheets
	December 31, 2023	December 31, 2022
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,767	$199,103
Accounts receivable, net of allowance for credit losses of $2,283 and $1,117, respectively	233,970	216,572
Inventories	143,590	123,608
Regulatory assets, current	89,419	119,723
Taxes receivable	5,140	6,682
Prepayments and other current assets	27,741	27,422
Total current assets	525,627	693,110
NON-CURRENT ASSETS:
Property, plant and equipment	7,082,443	6,982,314
Less: Accumulated depreciation	2,954,555	3,243,968
	4,127,888	3,738,346
Construction work in progress	359,014	294,985
Total net property, plant and equipment	4,486,902	4,033,331
OTHER NON-CURRENT ASSETS:
Intangible assets - net	235,656	138,978
Regulatory assets, non-current	541,784	593,939
Pension plan assets	41,172	33,611
Other non-current assets	298,439	67,008
Total other non-current assets	1,117,051	833,536
TOTAL ASSETS	$6,129,580	$5,559,977
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Note 6)	$494,685	$—
Accounts payable	292,835	189,806
Accrued taxes	22,580	22,474
Accrued interest	25,245	25,054
Customer deposits	29,308	35,097
Regulatory liabilities, current	23,371	23,348
Accrued and other current liabilities	34,748	26,214
Total current liabilities	922,772	321,993
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 6 and 14)	2,106,146	2,143,147
Deferred income tax liabilities	342,557	305,107
Regulatory liabilities, non-current	527,224	612,585
Accrued other postretirement benefits	2,776	3,085
Asset retirement obligations	249,930	218,729
Other non-current liabilities	5,129	11,621
Total non-current liabilities	3,233,762	3,294,274
Total liabilities	4,156,534	3,616,267
COMMITMENTS AND CONTINGENCIES (see Note 10)
EQUITY:
Common shareholder's equity
Common stock (no par value, 20,000,000 shares authorized; 17,206,630 shares issued and outstanding at December 31, 2023 and 2022)	324,537	324,537
Paid in capital	1,193,199	1,193,107
Retained earnings	402,056	426,066
Total common shareholder's equity	1,919,792	1,943,710
Noncontrolling interests	53,254	—
Total equity	1,973,046	1,943,710
TOTAL LIABILITIES AND EQUITY	$6,129,580	$5,559,977

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021
	2023	2022	2021
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,097	$129,975	$150,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287,863	266,504	256,085
Amortization of deferred financing costs and debt discounts	2,406	2,511	2,536
Deferred income taxes and investment tax credit adjustments - net	23,582	(6,584)	(7,373)
Allowance for equity funds used during construction	(9,315)	(4,784)	(5,412)
Gain on acquisition	—	—	(5,630)
Change in certain assets and liabilities:
Accounts receivable	(17,398)	(37,391)	(13,746)
Inventories	(30,171)	(47,489)	(12,017)
Prepayments and other current assets	(6,476)	19,016	(4,556)
Accounts payable	47,016	32,232	21,502
Accrued and other current liabilities	2,790	6,532	(13,017)
Accrued taxes payable/receivable	1,647	(3,452)	(2,302)
Accrued interest	192	2,813	(1,099)
Pension and other postretirement benefit assets and liabilities	1,625	(8,727)	(16,592)
Current and non-current regulatory assets and liabilities	54,358	38,863	(104,759)
Other non-current liabilities	(16,663)	(21,717)	5,566
Other - net	(4,074)	4,967	(1,645)
Net cash provided by operating activities	427,479	373,269	247,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(902,705)	(496,510)	(291,510)
Project development costs	(4,462)	(3,910)	(1,304)
Cost of removal payments	(45,595)	(23,948)	(35,260)
Insurance proceeds	4,900	—	—
Loan repayments from parent	—	—	6,110
Purchase of intangibles	(44,650)	—	(26,261)
Other	(361)	(719)	(14,380)
Net cash used in investing activities	(992,873)	(525,087)	(362,605)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	435,000	300,000	320,000
Repayments from revolving credit facilities	(280,000)	(360,000)	(335,000)
Short-term borrowings	300,000	200,000	—
Repayment of short-term borrowings	—	(200,000)	—
Long-term borrowings	—	350,000	95,000
Retirement of long-term debt	—	—	(95,000)
Dividends on common stock	(140,200)	(127,200)	(155,700)
Dividends on preferred stock	—	(3,213)	(3,213)
Payments of deferred financings costs and discounts	(350)	(4,309)	(1,325)
Purchase of preferred stock	—	(60,080)	—
Equity contributions from IPALCO	—	253,000	275,000
Sales to noncontrolling interests	77,921	—	—
Other	(313)	(33)	(131)
Net cash provided by financing activities	392,058	348,165	99,631
Net change in cash, cash equivalents and restricted cash	(173,336)	196,347	(15,190)
Cash, cash equivalents and restricted cash at beginning of year	199,108	2,761	17,951
Cash, cash equivalents and restricted cash at end of year	$25,772	$199,108	$2,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$93,544	$80,104	$82,880
Income taxes	$—	$39,500	$40,800
Non-cash investing activities:
Accruals for capital expenditures	$124,626	$66,949	$81,325
Recognition and changes to right-of-use assets - finance leases	$983	$(3,402)	$19,763
Non-cash financing activities:
Recognition and changes to financing lease liabilities	$(1,408)	$(3,402)	$19,763

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2023, 2022 and 2021

	Common Shareholder's Equity
	Common Stock
(in Thousands)	Outstanding Shares	Amount	Paid in Capital	Retained Earnings	Total Common Shareholder's Equity	Cumulative Preferred Stock	Noncontrolling Interests
Balance at January 1, 2021	17,207	$324,537	$664,886	$435,470	$1,424,893	$59,784	$—
Net income		—	—	150,243	150,243	3,213	—
Preferred stock dividends		—	—	(3,213)	(3,213)	(3,213)	—
Cash dividends declared on common stock		—	—	(155,700)	(155,700)	—	—
Contributions from IPALCO		—	275,000	—	275,000	—	—
Other		—	107	—	107	—	—
Balance at December 31, 2021	17,207	324,537	939,993	426,800	1,691,330	59,784	—
Net income		—	—	129,975	129,975	3,213	—
Preferred stock dividends		—	—	(3,213)	(3,213)	(3,213)	—
Redemption of preferred stock		—	—	(296)	(296)	(59,784)	—
Cash dividends declared on common stock		—	—	(127,200)	(127,200)	—	—
Contributions from IPALCO		—	253,000	—	253,000	—	—
Other		—	114	—	114	—	—
Balance at December 31, 2022	17,207	324,537	1,193,107	426,066	1,943,710	—	—
Net income / (loss)		—	—	116,190	116,190	—	(26,093)
Cash dividends declared on common stock		—	—	(140,200)	(140,200)	—	—
Sales to noncontrolling interests		—	—	—	—	—	79,347
Other		—	92	—	92	—	—
Balance at December 31, 2023	17,207	$324,537	$1,193,199	$402,056	$1,919,792	$—	$53,254

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPL, which does business as AES Indiana, was incorporated under the laws of the state of Indiana in 1926. All of the outstanding common stock of AES Indiana is owned by IPALCO. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments and CDPQ. AES U.S. Investments is owned by AES (85%) and CDPQ (15%). AES Indiana is engaged primarily in generating, transmitting, distributing and selling of electric energy to approximately 523,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations all within the state of Indiana. The first station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation 2022 IRP"). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of December 31, 2023, AES Indiana’s net electric generation capacity for winter is 3,070 MW and net summer capacity is 2,925 MW.

In December 2021, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Hardy Hills Solar Energy LLC, including the development of a 195 MW solar project (the "Hardy Hills Solar Project"). In December 2023, the first stage of construction for the Hardy Hills Solar Project was completed and placed in service, with initial operations for over half of the project commencing on December 28, 2023. The final stage for construction of the project is expected to be completed during the first half of 2024.

In August 2023, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Petersburg Energy Center, LLC, including the development of a 250 MW solar and 45 MW (180 MWh) energy storage facility (the "Petersburg Energy Center Project"). The Petersburg Energy Center Project is expected to be completed in 2025.

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS Project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana, subject to IURC approval, which was received in January 2024. The Pike County BESS Project is expected to be completed in 2024.

For further discussion about AES Indiana's plans for wind, solar, and battery energy storage projects, please see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation."

Principles of Consolidation

AES Indiana’s consolidated financial statements are prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The consolidated financial statements include the accounts of AES Indiana and its wholly owned subsidiaries. Furthermore, VIEs in which the Company has an ownership interest and is the primary beneficiary, thus controlling the VIE, as described below, have been consolidated. All intercompany items have been eliminated in consolidation. Certain costs for shared resources amongst AES Indiana and IPALCO, such as labor and benefits, are allocated to each entity based on allocation methodologies that management believes to be reasonable. We have evaluated subsequent events through the date this report is issued.

If AES Indiana enters into transactions impacting equity interests in its affiliates, AES Indiana must determine whether the transaction impacts the Company's consolidation conclusion by first determining whether the transaction should be evaluated under the variable interest model or the voting model. In determining which consolidation model applies to the transaction, AES Indiana is required to make judgments about how the entity operates, the most significant of which are whether (i) the entity has sufficient equity to finance its activities, (ii) the equity holders, as a group, have the characteristics of a controlling financial interest, and (iii) whether the entity has non-substantive voting rights. If the entity is determined to be a variable interest entity and AES Indiana is determined to have power and benefits, the entity will be consolidated by AES Indiana.

Noncontrolling Interests

Noncontrolling interests are classified as a separate component of equity in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity. Additionally, net income attributable to noncontrolling interests is reflected separately from consolidated net income on the Consolidated Statements of Operations. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests. Losses continue to be attributed to the noncontrolling interests, even when the noncontrolling interests' basis has been reduced to zero.

Allocation of Earnings

Hardy Hills JV is subject to profit-sharing arrangements where the allocation of earnings, cash distributions, and tax benefits are not based on fixed ownership percentages. This arrangement exists to designate different allocations of value among the investors, where the allocations change in form or percentage over the life of the partnership. AES Indiana uses the HLBV method when it is a reasonable approximation of the profit-sharing arrangement. The HLBV method calculates the proceeds that would be attributable to each partner based on the liquidation provisions of the respective operating partnership agreement if the partnership was to be liquidated at book value at the balance sheet date. Each partner’s share of income in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions (for further discussion about the Equity Capital Contribution Agreement, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation").

The HLBV method is used to calculate the earnings attributable to noncontrolling interest when the business is consolidated by AES Indiana. In the early months of operations of a renewable generation facility where HLBV results in a significant decrease in the hypothetical liquidation proceeds attributable to the tax equity investor due to the recognition of investment tax credits ("ITCs") or other adjustments as required by the U.S. Internal Revenue Code, the Company records the impact (sometimes referred to as the ‘Day one gain’) to income in the same period.

Use of Management Estimates

The preparation of financial statements in conformity with GAAP requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenue and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates. Significant items subject to such estimates and assumptions include: recognition of revenue including unbilled revenue; the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to AROs and employee benefits.

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

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	As of December 31,
	2023	2022
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$25,767	$199,103
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$25,772	$199,108

Accounts Receivable and Allowance for Credit Losses
The following table summarizes our accounts receivable balances at December 31:

	As of December 31,
	2023	2022
	(In Thousands)
Accounts receivable, net
Customer receivables	$125,715	$125,540
Unbilled revenue	91,463	74,488
Amounts due from related parties	5,227	288
Other	13,848	17,373
Allowance for credit losses	(2,283)	(1,117)
Total accounts receivable, net	$233,970	$216,572

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	For the Years Ended December 31,
	2023	2022
	(In Thousands)
Allowance for credit losses:
Beginning balance	$1,117	$647
Current period provision	7,413	5,851
Write-offs charged against allowance	(7,764)	(7,008)
Recoveries collected	1,517	1,627
Ending Balance	$2,283	$1,117

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

Inventories

AES Indiana maintains coal, fuel oil, natural gas, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or net realizable value, using the average cost. The following table summarizes our inventories balances at December 31:

	As of December 31,
	2023	2022
	(In Thousands)
Inventories
Fuel	$77,198	$60,497
Materials and supplies, net	66,392	63,111
Total inventories	$143,590	$123,608

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

Property, Plant and Equipment

Property, plant and equipment is stated at original cost as defined for regulatory purposes. The cost of additions to property, plant and equipment and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.7%, 3.8% and 3.7% during 2023, 2022 and 2021, respectively. Depreciation expense was $244.8 million, $247.5 million, and $239.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. "Depreciation and amortization" expense on the accompanying Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

AFUDC

In accordance with the Uniform System of Accounts prescribed by FERC, AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AES Indiana capitalized amounts using pretax composite rates of 7.1%, 5.4% and 5.7% during 2023, 2022 and 2021, respectively. AFUDC equity and AFUDC debt were as follows for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(In Thousands)
AFUDC equity	$9,315	$4,784	$5,412
AFUDC debt	$13,739	$8,215	$4,815

Impairment of Long-lived Assets

GAAP requires that AES Indiana test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, AES Indiana is required to write down the asset to its fair value with a charge to current earnings. The net book value of AES Indiana’s property, plant, and equipment was $4.5 billion and $4.0 billion as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, AES Indiana had $259.9 million and $287.5 million, respectively, of long-term regulatory assets associated with Petersburg Unit 1 and 2 retirement costs (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” and Note 3, "Property, Plant and Equipment"). AES Indiana does not believe any of these assets are currently impaired. In making this assessment, AES Indiana considers such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; the anticipated demand and relative pricing of retail electricity in its service territory and wholesale electricity in the region; and the cost of fuel.

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized on a straight-line basis over their useful lives. The following table presents information related to the Company's intangible assets, including the gross amount capitalized and related amortization:

		December 31,
$ in thousands	Weighted average amortization periods (in years)	2023	2022
Capitalized software	8	$261,872	$205,910
Project development intangible assets	28	84,097	39,455
Other	Various	797	797
Less: Accumulated amortization		(111,110)	(107,184)
Intangible assets - net		$235,656	$138,978

	For the Years Ended December 31,
	2023	2022	2021
Amortization expense	$14,570	$10,122	$11,241

Estimated future amortization
Years ending December 31,
2024			$20,764
2025			20,764
2026			22,550
2027			22,550
2028			22,550
Total			$109,178

Implementation Costs Related to Software as a Service

AES Indiana has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $7.1 million and $8.2 million as of December 31, 2023 and 2022, respectively, which are recorded within "Other non-current assets" on the accompanying Consolidated Balance Sheets.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the face amount of that debt and amortized over the related financing period using the effective interest method. Debt issuance costs related to a line-of-credit or revolving credit facility are deferred and presented as an asset and amortized over the related financing period. Make-whole payments in connection with early debt retirements are classified as cash flows from financing activities.

Contingencies

AES Indiana accrues for loss contingencies when the amount of the loss is probable and estimable. AES Indiana is subject to various environmental regulations and is involved in certain legal proceedings. If AES Indiana’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. Accruals for loss contingencies were not material as of December 31, 2023 and 2022. See Note 10, "Commitments and Contingencies - Contingencies" for additional information.

Concentrations of Risk

Substantially all of AES Indiana’s customers are located within the Indianapolis area. Approximately 68% of AES Indiana’s employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. AES Indiana’s contract with the physical unit expires on December 4, 2024, and the contract with the clerical-technical unit expires February 12, 2026. Additionally, AES Indiana has long-term coal contracts with one supplier, and substantially all of AES Indiana's coal is currently mined in the state of Indiana.

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

Revenue Recognition

Revenue related to the sale of energy is generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, AES Indiana uses models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, commercial and industrial customers; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. AES Indiana’s provision for expected credit losses included in “Operating expenses - Operation and maintenance” on the accompanying Consolidated

Statements of Operations was $7.5 million, $5.9 million and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
See Note 8, "Benefit Plans" for more information.
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

AES Indiana files U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach. See Note 7, "Income Taxes" for additional information.

Repair and Maintenance Costs

Repair and maintenance costs are expensed as incurred.

Per Share Data

IPALCO owns all of the outstanding common stock of AES Indiana. AES Indiana does not report earnings on a per-share basis.

New Accounting Pronouncements

We have assessed and determined that the new accounting pronouncements adopted did not have a material impact on AES Indiana's Financial Statements.

New Accounting Pronouncements Issued But Not Yet Effective

The following table provides a brief description of recent accounting pronouncements that could have a material impact on the AES Indiana's Financial Statements once adopted. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on AES Indiana's Financial Statements.

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

The effective date for each amendment will be the date on which the SEC's removal of that related disclosure becomes effective, with early adoption prohibited. The amendments in this Update should be applied prospectively.

AES Indiana will provide the required disclosures on a prospective basis on the date each amendment becomes effective. AES Indiana does not expect ASU 2023-06 will have any impact to its Financial Statements.

2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments in this section are designed to improve the disclosures related to Segment reporting on an interim and annual basis. Public companies must disclose significant segment expenses and an amount for other segment items. This will also require that a company disclose its annual disclosures under Topic 280 in each interim period. Furthermore, companies will need to disclose the Chief Operating Decision Maker (CODM) and how the CODM assesses the performance of a segment. Lastly, public companies that have a single reportable segment must report the required disclosures under topic 280.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	AES Indiana is currently evaluating the impact of adopting the standard on its Financial Statements.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in a jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	AES Indiana is currently evaluating the impact of adopting the standard on its Financial Statements.

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

Basic Rates and Charges

AES Indiana’s basic rates and charges represent the largest component of its annual revenue. AES Indiana’s basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve AES Indiana, the IURC, the Indiana Office of Utility Consumer Counselor, and other interested stakeholders. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property.

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

Regulatory Rate Review and Base Rate Orders

AES Indiana filed a petition with the IURC on June 28, 2023, for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. The factors leading to AES Indiana's first base rate increase request in five years include inflationary impacts on operations and maintenance expenses, investments in the transmission and distribution systems, and modernization of its customer systems. AES Indiana is also seeking recovery of increased costs to support its vegetation management plan, which covers the removal of overhang and tree trimming in its service territory. AES Indiana also seeks to better align depreciation expense with the period in which the generation plants provide service to customers and remove operational costs of the retired Petersburg units from rates. On November 22, 2023, AES Indiana entered into a unanimous stipulation and settlement agreement (the "settlement") with the OUCC and the intervening parties which, if approved by the IURC, would increase its annual revenue requirement by $73 million. AES Indiana expects to receive an order from the IURC and place new rates into effect by the end of the second quarter of 2024.

On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement previously filed with the IURC by AES Indiana for a $43.9 million, or 3.2%, increase to annual revenue (the "2018 Base Rate Order"). The 2018 Base Rate Order includes recovery through rates of the CCGT at Eagle Valley completed in the first half of 2018, as well as other construction projects and changes to operating income since the 2016 Base Rate Order. New basic rates and charges became effective on December 5, 2018. The 2018 Base Rate Order provides that annual wholesale margins earned above (or below) the benchmark of $16.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Similarly, the 2018 Base Rate Order provides that all capacity sales above (or below) a benchmark of $11.3 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism.

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

In calendar years 2021 and 2022, AES Indiana reported earnings in excess of the authorized level for certain quarterly reporting periods in those years. AES Indiana has not reported earnings in excess of the authorized level for any FAC periods in the calendar year 2023. Prior to 2020, AES Indiana was not required to reduce its fuel cost recovery because of its Cumulative Deficiencies. During 2020, AES Indiana's Cumulative Deficiencies dropped to zero. AES Indiana recorded a reduction to revenue of $0.0 million, $0.3 million and $5.5 million in 2023, 2022 and 2021, respectively. As of the FAC period ending with the twelve months of October 31, 2023, AES Indiana has Cumulative Deficiencies; therefore, AES will not be required to reduce its fuel cost recovery for future earnings in excess of the authorized level until there are no longer Cumulative Deficiencies.

ECCRA

AES Indiana may apply to the IURC for approval of a rate adjustment known as the ECCRA periodically to recover costs (including a return) to comply with certain environmental regulations applicable to AES Indiana’s generating stations and to recover certain investments in renewable and battery storage projects. The total amount of AES Indiana’s environmental equipment and renewable projects approved for ECCRA recovery as of December 31, 2023 was $129.7 million. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending February 2024 is a net cost to customers of $8.9 million.

DSM

Through various rate orders from the IURC, AES Indiana has been able to recover its costs of implementing various DSM programs throughout the periods covered by this report. In 2023, 2022 and 2021, AES Indiana also had the ability to receive performance incentives, dependent upon the level of success of the programs. Performance incentives included in rates for the years ended December 31, 2023, 2022 and 2021 were $2.7 million, $8.3 million and $7.2 million, respectively.

On December 29, 2020, the IURC approved a settlement agreement establishing a new three year DSM plan for AES Indiana through 2023. The approval included cost recovery of programs as well as performance incentives, depending on the level of success of the programs. The order also approved recovery of lost revenue, consistent with the provisions of the settlement agreement.

AES Indiana filed a petition with the IURC on May 26, 2023 asking for approval of a one year DSM interim plan. On December 27, 2023, the IURC approved a one year DSM plan for AES Indiana through 2024. The approval included cost recovery of programs as well as performance incentives, depending on the level of success of the programs. The order also approved recovery of lost revenue, consistent with the provisions of the settlement agreement.

Wind and Solar Power Purchase Agreements

AES Indiana is currently committed under a power purchase agreement to purchase all wind-generated electricity through 2029 from a wind project in Indiana ("Hoosier Wind Project"). On July 28, 2023, AES Indiana executed the Purchase Agreement and is currently in the process of acquiring this project. The existing power purchase agreement will be terminated upon closing (see "IRP Filings and Replacement Generation - Hoosier Wind Project" below for further information). AES Indiana is also committed under another agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota. The Indiana project has a maximum output capacity of approximately 100 MW and the Minnesota project has a maximum output capacity of approximately 200 MW. In addition, AES Indiana has 94.5 MW of solar-generated electricity in its service territory under long-term contracts

(these long-term contracts have expiration dates ranging from 2026 to 2033), of which 94.0 MW was in operation as of December 31, 2023. AES Indiana has authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC. If and when AES Indiana sells the renewable energy attributes (in the form of renewable energy credits) generated from these facilities, the proceeds would pass back to benefit AES Indiana’s retail customers through the FAC.

TDSIC

In 2013, Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, was signed into law. The TDSIC statute was revised in 2019. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a plan of at least five years and not more than seven for eligible investments. The first eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next base rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenue.

On March 4, 2020, the IURC issued an order approving the projects in a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on and of investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered by six months as ordered by the IURC and are filed each December. The total amount of AES Indiana’s equipment net of depreciation, including carrying costs, approved for TDSIC recovery as of December 31, 2023 was $399.6 million, The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending October 2024 is a net cost to customers of $56.5 million.

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

In December 2022, AES Indiana filed its 2022 IRP with the IURC, which describes AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana's reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas. AES Indiana has not yet filed for the regulatory approvals from the IURC to convert Petersburg units 3 and 4; however, AES Indiana expects to do so in the first half of 2024. Construction is expected to begin in 2025 and be completed by the end of 2026. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. As new technologies, such as green hydrogen, small modular reactors and carbon capture are developed and cost effective, AES Indiana will evaluate them in the future planning processes. As a result of the plan to convert Petersburg units 3 and 4 to natural gas, AES Indiana recorded a $1.5 million write off of capital projects during the period ended December 31, 2022 to "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations.

2019 IRP

In December 2019, AES Indiana filed its 2019 IRP, which included the retirement of approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively. Based on extensive modeling, AES Indiana determined that the cost of operating Petersburg Units 1 and 2 exceeded the value customers received compared to alternative resources. Retirement of these units allowed the company to cost-effectively diversify the portfolio and transition to lower cost and cleaner resources while maintaining a reliable system.

AES Indiana issued an all-source Request for Proposal on December 20, 2019, in order to competitively procure replacement capacity by June 1, 2023, which was the first year AES Indiana was expected to have a capacity shortfall. AES Indiana's modeling indicated that a combination of wind, solar, storage, and energy efficiency would be the lowest reasonable cost option for the replacement capacity. As a result of the plans to retire Petersburg Units 1 and 2, AES Indiana recorded $0.7 million, $2.1 million, and $0.8 million of obsolescence losses, during the periods ended December 31, 2023, 2022, and 2021, respectively, for materials and supplies inventory AES Indiana did not believe will be utilized by the planned retirement dates, which is recorded in "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations.

As a result of the plans to retire Petersburg Units 1 and 2, AES Indiana filed a petition with the IURC on February 26, 2021 for approvals and cost recovery associated with these retirements. On August 6, 2021, AES Indiana filed an uncontested Stipulation and Settlement Agreement with the other parties in the case which includes: (1) AES Indiana's creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) a method for amortization of the regulatory assets; and (3) recovery of the regulatory assets through ongoing amortization in AES Indiana’s future rate cases. The Settlement Agreement also reserves all rights of all the parties with respect to the ratemaking treatment related to the regulatory assets, including the proper rate of return and mechanisms for recovery. On November 17, 2021, the IURC approved the Settlement Agreement without modification. AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023.

AES Indiana had $35.7 million and $224.2 million of Petersburg Units 1 and 2 retirement costs, respectively, net of accumulated amortization, recorded as long-term regulatory assets as of December 31, 2023. AES Indiana had $47.6 million and $239.9 million of Petersburg Units 1 and 2 retirement costs, respectively, net of accumulated amortization, recorded as long-term regulatory assets as of December 31, 2022.

Hardy Hills Solar Project

In January 2021, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the acquisition and construction of the 195 MW Hardy Hills Solar Project to be developed in Clinton County, Indiana. In December 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2024, and adjusting for increased project costs. On January 13, 2023, AES Indiana filed a petition with the IURC for approval of these revisions, which was approved in August 2023.

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

On December 1, 2023, AES Indiana, through a wholly-owned subsidiary (the "Class B Member"), and a third-party investor (the "Class A Member"), entered into an Equity Capital Contribution Agreement, pursuant to which each member made certain capital contributions to Hardy Hills JV. The Class A member made total contributions of

$79.3 million through December 31, 2023. Hardy Hills JV is consolidated by the Class B Member under the Variable Interest Model, and noncontrolling interest (“NCI”) was recorded by AES Indiana at the amount of cash contributed by the Class A Member. In December 2023, the first stage of the construction for the Hardy Hills Solar Project was completed and placed in service, with initial operations for over half of the project commencing on December 28, 2023. Upon the first stage of the project being placed in service, the Company recognized $26.1 million of earnings from tax attributes using the HLBV method. The final stage for construction of the project is expected to be completed during the first half of 2024.

Petersburg Energy Center Project

In July 2021, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the acquisition and construction of a 250 MW solar and 45MW (180 MWh) energy storage facility to be developed in Pike County, Indiana. In October 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2025, and adjusting for increased project costs. On December 22, 2022, AES Indiana filed a petition with the IURC for approval of these revisions, which was approved in May 2023. On August 31, 2023, AES Indiana closed on the agreement for the acquisition and construction of the Petersburg Energy Center Project. This transaction was accounted for as an asset acquisition of a variable interest entity that did not meet the definition of a business; therefore, the individual assets were recorded at their fair values. Total net assets of $48.7 million were recorded in the accompanying Consolidated Balance Sheets associated with the transaction, primarily consisting of project development intangible assets (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets" for further information).

Pike County BESS Project

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS Project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. On July 19, 2023, AES Indiana filed a petition and case-in-chief with the IURC seeking approval for a Clean Energy Project and associated timely cost recovery under Indiana Code for this project. A hearing for this case was held in October 2023, and IURC approval was received on January 17, 2024. The Pike County BESS Project is expected to be completed in 2024.

Hoosier Wind Project

On July 5, 2023, AES Indiana filed a Notice of Intent with the IURC to request approval of a Clean Energy Project and for issuance of a CPCN for the Hoosier Wind Project acquisition. The proposed Project is the acquisition of the Hoosier Wind Project, which is an existing 106 MW wind facility located in Benton County, Indiana. The Company executed the Purchase Agreement on July 28, 2023. A CPCN for this case was filed in early August 2023, and IURC approval was received on January 24, 2024. The acquisition of the Hoosier Wind Project is expected to be completed in the first quarter of 2024.

Incentives for Clean Energy Projects

Indiana Code 8-1-8 (the "clean energy statute") offers certain incentives for clean energy projects. Primarily, it allows for the timely recovery of costs and expenses incurred during construction and operation of eligible projects outside of a base rate proceeding. Clean energy projects eligible for incentives under this statute include renewable energy resources such as wind, photovoltaic cells and panels, solar energy, and energy storage systems or technologies, among others. AES Indiana filed for and received IURC approval of the Hoosier Wind Project and Pike County BESS Project under this statute. AES Indiana continues to evaluate projects which may also be filed under this statute.

IURC COVID-19 Orders

Due to the COVID-19 pandemic, there was a disconnection moratorium in 2020 for IURC-jurisdictional utilities, as well as suspension of certain utility fees (late fees, convenience fees, deposits, and disconnection/reconnection fees) from residential customers. The IURC authorized Indiana utilities to use regulatory accounting for any impacts associated with the moratorium and suspension. The IURC also authorized regulatory accounting treatment for COVID-19 related uncollectible and incremental bad debt expense. As a result of the IURC's COVID-19 related orders issued in 2020, AES Indiana has recorded a regulatory asset of $5.4 million as of December 31, 2023 and

2022, which will be recovered through base rates under the stipulation and settlement agreement entered into on November 22, 2023, if approved by the IURC.

EDG Rates

On March 1, 2021, AES Indiana filed a petition with the IURC for approval of its proposed rate for the procurement of EDG and related consumer EDG credit issues. The EDG rate replaced the net metering program beginning in July 2022, when net metering was no longer available to new customers. The IURC approved the EDG rate by order dated January 26, 2022, On March 16, 2022, the IURC denied the petition for reconsideration filed by the other parties on February 15, 2022. The matter was subject to an appeal filed by the other parties on February 22, 2022, which was held in abeyance by the Indiana Court of Appeals pending resolution of a petition to transfer to the Indiana Supreme Court filed in a similar case involving a different and unaffiliated utility. The stay was extended by the Indiana Court of Appeals on July 11, 2022. On January 4, 2023, the Indiana Supreme Court issued a final decision in favor of the utility in the similar case that served as the basis of the stay in the AES Indiana case. On February 3, 2023, the OUCC moved to dismiss the appeal, which motion was granted on February 13, 2023.

EV Portfolio Program

On January 27, 2023, AES Indiana filed with the IURC a request to approve its EV Portfolio and associated accounting and ratemaking treatment. The EV Portfolio includes two separate parts: (1) a set of EV specific rates, tariffs, and alternative pricing structures, and (2) a set of Public Use EV Pilot Programs. The EV portfolio is designed to produce net benefits for all customers through new retail margins and grid optimization. The projected costs to successfully implement the services proposed in the EV Portfolio are estimated at $16.2 million over the three-year period. AES Indiana requested approval to defer as a regulatory asset and recover in future base rates the cost necessary to implement the EV Portfolio, including carrying charges. A hearing on this request was held in July 2023. On November 22, 2023, the IURC issued an order approving AES Indiana's EV Portfolio filing with approval to defer as a regulatory asset and to seek recovery in future base rates the cost necessary to implement the EV Portfolio, including carrying charges with no other significant modifications.

Storm Outage Restoration Inquiry

On July 11, 2023, the OUCC and the Citizens Action Coalition (“CAC”) filed a Joint Petition through which they requested the IURC open an investigation into AES Indiana’s practices and procedures regarding storm outage restoration. A technical conference was held on October 2, 2023, to discuss AES Indiana’s response to outages and storm restoration; particularly the storms that occurred between June 29, 2023 and July 2, 2023.

House Bill 1002

In the first quarter of 2022, the 2022 Indiana General Assembly passed House Enrolled Act 1002, which includes language regarding the repeal of the URT. AES Indiana filed a rate adjustment with the IURC on April 29, 2022, which was approved by the IURC on June 28, 2022. AES Indiana began charging the new rates excluding URT in July 2022. Prior to the repeal, the URT was recoverable through a current charge to customer rates. After the repeal, the new rates approved by the IURC adjusted both revenue and tax expense. As a result, the repeal of the URT had no impact on AES Indiana's net income.

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

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2023	2022	Recovery Period
	(In Thousands)
Regulatory assets, current:
Undercollections of rate riders	$75,416	$26,047	Approximately 1 year(1)
Fuel costs	—	79,861	Approximately 1 year(1)
Unamortized reacquisition premium on debt	188	—	Approximately 1 year
Costs being recovered through basic rates and charges	13,815	13,815	Approximately 1 year(1)
Total regulatory assets, current	89,419	119,723
Regulatory assets, non-current:
Unrecognized pension and other
postretirement benefit plan costs	115,847	131,907	Various(2)
Deferred MISO costs	21,091	34,483	Through 2026(1)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	2,812	3,866	Through 2026(1)(3)
Unamortized reacquisition premium on debt	13,379	14,429	Over remaining life of debt
Environmental costs	66,837	68,947	Through 2046(1)(3)
COVID-19 costs	5,426	5,426	4 years(4)
Major storm damage	1,493	—	To be determined
TDSIC costs	35,979	18,547	36.3 years(1)(3)
Petersburg Unit 1 and 2 retirement costs	259,892	287,463	Through 2034(1)(3)
Hardy Hills Solar Project development costs	6,774	5,744	30 years(3)
Petersburg Energy Center Project development costs	2,469	1,582	30 years(3)
Pike County BESS Project development costs	2,623	—	20 years(3)
Fuel costs	4,275	20,518	Through 2025(1)
Other miscellaneous	2,887	1,027	Various(5)
Total regulatory assets, non-current	541,784	593,939
Total regulatory assets	$631,203	$713,662

Regulatory liabilities, current:
Overcollections and other credits being passed
to customers through rate riders	$19,649	$15,803	Approximately 1 year(1)
FTRs	3,722	7,545	Approximately 1 year(1)
Total regulatory liabilities, current	23,371	23,348
Regulatory liabilities, non-current:
ARO and accrued asset removal costs	451,886	518,797	Not applicable
Deferred income taxes payable to customers through rates	74,796	88,662	Various
Hardy Hills sponsor investment tax credit	542	—	To be determined(6)
Major storm damage	—	5,126	To be determined
Total regulatory liabilities, non-current	527,224	612,585
Total regulatory liabilities	$550,595	$635,933

(1)Recovered (credited) per specific rate orders
(2)AES Indiana receives a return on its discretionary funding
(3)Recovered with a current return
(4)Per the signed stipulation in the 2023 distribution rate case, Cause No. 45911
(5)Some of these costs are being recovered in basic rates and charges through 2026. For the remainder, recovery over four years was agreed to in the signed stipulation in the 2023 distribution rate case, Cause No. 45911. AES Indiana will include this credit in a future ECR filing.
(6)Will be included in a future ECR filing

Current Regulatory Assets and Liabilities

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. As current assets, this includes undercollection of adjustment mechanisms for: (i) DSM, (ii) ECCRA costs, (iii) Off System Sales Margin Sharing, (iv) Capacity rider costs and (v) TDSIC. It also includes the current portion of deferred MISO costs and environmental costs collected through base rates which are described in greater detail below. With the exception of environmental costs, these costs do not earn a return on investment. As current liabilities, this includes (i) overcollection of MISO rider costs, (ii) Green Power, and (iii) deferred fuel costs.

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

The Eagle Valley CCGT was on unplanned outage from late April 2021 until mid-March 2022, impacting several FAC periods. In November 2021, a sub-docket was created with the IURC to examine the unplanned outage. On October 25, 2022, AES Indiana and various intervening parties reached a unanimous settlement regarding the Eagle Valley CCGT unplanned outage, resolving all issues related to the FAC sub-docket and all outage related costs including energy purchases, Off-System Sales margins, Capacity trackers and base rate proceedings. As part of this comprehensive settlement, AES Indiana agreed not to recover $21.0 million of previously deferred costs and to credit an additional $6.8 million to customers in future rates. As such, AES Indiana recorded a $27.8 million charge to "Power purchased" in the Consolidated Statements of Operations during the third quarter of 2022. On January 18, 2023, AES Indiana received an order from the IURC approving the settlement.

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

Unamortized Petersburg Unit 4 Carrying Charges and Certain Other Costs

These consist of deferred debt carrying costs, depreciation, and post-in-service AFUDC on Petersburg Unit 4. These costs are being recovered per specific rate order.

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

Petersburg Unit 1 and 2 Retirement Costs

These consist of the remaining unamortized net book value of Petersburg Unit 1 and 2. In accordance with ASC 980, it was determined that the Petersburg Unit 1 retirement became probable, in the fourth quarter of 2020, and the Petersburg Unit 2 retirement became probable in the fourth quarter of 2021. As the entire carrying value of these assets will be recoverable through future rates, no loss on abandonment was recorded and the asset was reclassified from net property, plant and equipment to a long-term regulatory asset. See "IRP Filings and Replacement Generation" above for additional discussion.

Hardy Hills Solar Project Development Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Hardy Hills Solar Project as well as carrying costs on AES Indiana's investment in the project. The investment costs were approved for recovery via the ECCRA rider through AES Indiana’s Hardy Hills Solar Project regulatory proceedings with an amortization period of 30 years. Amortization of the project development costs will be determined in a future rate case filing.

Petersburg Energy Center Project Development Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Petersburg Energy Center Project as well as carrying costs on AES Indiana's investment in the project. The investment costs were approved for recovery via the ECCRA rider through AES Indiana’s Petersburg Energy Center Project regulatory proceedings with an amortization period of 30 years. Amortization of the project development costs will be determined in a future rate case filing.

Pike County BESS Project Development Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Pike County BESS Project as well as carrying costs on AES Indiana's investment in the project. The investment costs were approved for recovery via the ECCRA rider through AES Indiana’s Pike County BESS Project regulatory proceedings with an amortization period of 20 years. Amortization of the project development costs will be determined in a future rate case filing.

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

On December 22, 2017, the U.S. federal government enacted the TCJA, which, among other things, reduced the federal corporate income tax rate from 35% to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, AES Indiana remeasured their deferred income tax assets and liabilities using the new tax rate. The impact of the reduction of the income tax rate on deferred income taxes was utilized in the 2018 Base Rate Order to reduce jurisdictional retail rates. Accordingly, AES Indiana has a net regulatory deferred income tax liability of $74.8 million and $88.7 million as of December 31, 2023 and 2022, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

The original cost of property, plant and equipment segregated by functional classifications follows:

	As of December 31,
	2023	2022
	(In Thousands)
Production	$3,942,052	$4,164,416
Transmission	487,527	461,245
Distribution	2,304,526	2,045,579
General plant	348,338	311,074
Total property, plant and equipment	$7,082,443	$6,982,314

As of December 31, 2023 and 2022, AES Indiana had $259.9 million and $287.5 million, respectively, of net property, plant and equipment associated with the Petersburg Unit 1 and Unit 2 retirements recorded as long-term regulatory assets (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation”).

Substantially all of AES Indiana’s property is subject to a $2,153.8 million direct first mortgage lien, as of December 31, 2023, securing AES Indiana’s first mortgage bonds. Total non-contractually or legally required accrued removal costs of utility plant in service at December 31, 2023 and 2022 were $680.9 million and $694.0 million, respectively; and total contractually or legally required removal costs of property, plant and equipment at December 31, 2023 and 2022 were $249.9 million and $218.7 million, respectively. Please see “ARO” below for further information.

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

AES Indiana’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability year end balances:

	2023	2022
	(In Thousands)
Balance as of January 1	$218,729	$189,509
Liabilities incurred	17,080	1,159
Liabilities settled	(11,902)	(24,699)
Revisions to cash flow and timing estimates	12,921	44,679
Accretion expense	13,102	8,081
Balance as of December 31	$249,930	$218,729

ARO liabilities incurred in 2023 and 2022 primarily relate to FGD residual water disposal and AES Indiana's solar projects. AES Indiana recorded revisions to its ARO liabilities in 2023 and 2022 primarily to reflect revisions to cash flow estimates and timing due to increases to estimated ash pond closure costs and changes to expected landfill closure dates. As of December 31, 2023 and 2022, AES Indiana did not have any assets that are legally restricted for settling its ARO liability.

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

Financial Assets

FTRs

In connection with AES Indiana’s participation in MISO, in the second quarter of each year AES Indiana is granted financial instruments that can be converted into cash or FTRs based on AES Indiana’s forecasted peak load for the period. FTRs are used in the MISO market to hedge AES Indiana’s exposure to congestion charges, which result from constraints on the transmission system. AES Indiana’s FTRs are valued at the cleared auction prices for FTRs in MISO’s annual auction. Because of the infrequent nature of this valuation, the fair value assigned to the FTRs is considered a Level 3 input under the fair value hierarchy required by ASC 820. An offsetting regulatory liability has been recorded as these revenue or costs will be flowed through to customers through the FAC. As such, there is no impact on AES Indiana’s Consolidated Statements of Operations.

Forward Power Contracts

As of December 31, 2023 and 2022, all outstanding forward power contracts had settled and there was no notional amount outstanding. All changes in the market value of the forward power contracts were recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 5, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

Recurring Fair Value Measurements

The fair value of assets at December 31, 2023 and 2022 measured on a recurring basis and the respective category within the fair value hierarchy for AES Indiana was determined as follows:

	Fair Value as of December 31, 2023				Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
FTRs	$—	$—	$1,388	$1,388	$—	$—	$7,545	$7,545
Total financial assets measured at fair value	$—	$—	$1,388	$1,388	$—	$—	$7,545	$7,545

The following table sets forth a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Reconciliation of Financial Instruments Classified as Level 3
(In Thousands)
Balance at January 1, 2022	$1,235
Issuances	15,338
Settlements	(9,028)
Balance at December 31, 2022	7,545
Issuances	3,624
Settlements	(9,781)
Balance at December 31, 2023	$1,388

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2023		December 31, 2022
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,153,800	$2,020,997	$2,153,800	$1,959,233
Variable-rate	455,000	455,000	—	—
Total indebtedness	$2,608,800	$2,475,997	$2,153,800	$1,959,233

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $20.2 million and $20.4 million at December 31, 2023 and 2022, respectively; and
•unamortized discounts of $6.4 million and $6.7 million at December 31, 2023 and 2022, respectively.

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

At December 31, 2023, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	3,919	—	3,919
(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

Derivatives Not Designated as Hedge

AES Indiana's FTRs and forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. The forward power contracts are recorded at fair value using the market approach with changes in the fair value charged or credited to the Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as "MTM accounting." Realized gains and losses on the forward power contracts are included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets. There were net realized gains of $0.0 million and $1.3 million related to forward power contracts during the years ended December 31, 2023 and 2022, respectively, related to the forward power contracts that were deferred and included with deferred fuel costs in "Regulatory assets, current" on the accompanying Consolidated Balance Sheets.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or MTM accounting and are recognized in the Consolidated Statements of Operations on an accrual basis.

When applicable, AES Indiana has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2023 and 2022, AES Indiana did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of AES Indiana's derivative instruments (in thousands):

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2023	2022
FTRs	Not a Cash Flow Hedge	Prepayments and other current assets	$1,388	$7,545

6. DEBT

The following table presents AES Indiana’s long-term debt:

		December 31,
Series	Due	2023	2022
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.650%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
Unamortized discount – net		(6,449)	(6,651)
Deferred financing costs		(19,058)	(20,362)
Total AES Indiana first mortgage bonds		2,128,293	2,126,787
Total consolidated AES Indiana long-term debt		2,128,293	2,126,787
Less: current portion of long-term debt		40,000	—
Net consolidated AES Indiana long-term debt		$2,088,293	$2,126,787

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

Line of Credit

AES Indiana entered into a second amendment and restatement of its $350 million revolving Credit Agreement on December 22, 2022 with a syndication of bank lenders. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on December 22, 2027, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to December 22, 2026, subject to approval by the lenders. The Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of December 31, 2023 and 2022, AES Indiana had $155.0 million and $0.0 million in outstanding borrowings on the committed Credit Agreement, respectively.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2023 are as follows:

Year	Amount
(In Thousands)
2024	$40,000
2025	40,000
2026	90,000
2027	—
2028	—
Thereafter	1,983,800
2,153,800
Unamortized discounts	(6,449)
Deferred financing costs, net	(19,058)
Total long-term debt	$2,128,293

Significant Transactions

AES Indiana Term Loans

In November 2023, AES Indiana entered into an unsecured$300 million 364-day term loan agreement ("$300 million Term Loan Agreement"). The $300 million Term Loan Agreement was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement matures on November 19, 2024, and bears interest at variable rates as described in the $300 million Term Loan Agreement. The $300 million Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Indiana's Credit Agreement. AES Indiana has classified this $300 million Term Loan Agreement as short-term indebtedness as it matures November 2024. Although current liquid funds are not sufficient to repay the amount due at maturity, management plans to refinance this $300 million Term Loan Agreement with new long-term debt.

In June 2022, AES Indiana entered into an unsecured $200 million 364-day term loan agreement ("$200 million Term Loan Agreement"). The $200 million Term Loan Agreement was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement was set to mature on June 22, 2023, but was fully repaid in November 2022.

AES Indiana First Mortgage Bonds and Recent Indiana Finance Authority Bond Issuances

In November 2022, AES Indiana issued $350 million aggregate principal amount of first mortgage bonds, 5.65% Series, due December 2032, pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from this offering were approximately $345.6 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering. The net proceeds from this offering were used to repay amounts due under the Credit Agreement and the $200 million Term Loan Agreement, and for general corporate purposes.

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

Restrictions on Issuance of Debt

All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 26, 2024. In November 2021, AES Indiana received an order from the IURC granting AES Indiana authority through December 31, 2024 to, among other things, issue up to $740 million in aggregate principal amount of long-term debt, of which $390 million remains available as of December 31, 2023. This order also grants AES Indiana authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $100.0 million remains available under the order as of December 31, 2023. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2023. AES Indiana also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, AES Indiana is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness. On September 29, 2023, AES Indiana filed a petition for approval of a financing program for the approximately three-year period ending December 31, 2026. The OUCC filed testimony on December 1, 2023 with certain recommended parameters for future debt issuances that AES Indiana accepted. A hearing was held January 10, 2024 and an agreed proposed order between AES Indiana and the OUCC was submitted on that date. AES Indiana awaits an IURC order in the matter and it remains pending.

The mortgage and deed of trust of AES Indiana, together with the supplemental indentures thereto, secure the first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage, substantially all property owned by AES Indiana is subject to a first mortgage lien securing indebtedness of $2,153.8 million as of December 31, 2023. The AES Indiana first mortgage bonds require net income as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. AES Indiana was in compliance with such requirements as of December 31, 2023.

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

7. INCOME TAXES

AES Indiana follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property.

AES files federal and state income tax returns which consolidate IPALCO and AES Indiana. Under a tax sharing agreement with IPALCO, AES Indiana is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if AES Indiana filed separate income tax returns. AES Indiana is no longer subject to U.S. or state income tax examinations for tax years through 2016, but is open for all subsequent periods. AES Indiana made tax sharing payments to IPALCO of $0.0 million, $39.5 million and $40.8 million in 2023, 2022 and 2021, respectively.

Income Tax Provision

Federal and state income taxes charged to income are as follows:

	2023	2022	2021
	(In Thousands)
Components of income tax expense:
Current income taxes:
Federal	$1,816	$31,286	$36,353
State	268	8,185	10,325
Total current income taxes	2,084	39,471	46,678
Deferred income taxes:
Federal	17,631	(6,822)	(7,283)
State	5,951	238	(90)
Total deferred income taxes	23,582	(6,584)	(7,373)
Total income tax expense	$25,666	$32,887	$39,305

Effective and Statutory Rate Reconciliation

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	3.9%	3.9%	4.0%
Depreciation flow through and amortization	(8.0)%	(5.7)%	(4.9)%
AFUDC - equity	(0.2)%	0.7%	0.3%
Noncontrolling interests in subsidiaries	5.6%	—%	—%
Other – net	(0.1)%	0.3%	0.3%
Effective tax rate	22.2%	20.2%	20.7%

Deferred Income Taxes

The significant items comprising AES Indiana’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2023 and 2022 are as follows:

	2023	2022
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$409,675	$341,473
Regulatory assets recoverable through future rates	108,823	123,669
Other	7,975	22,717
Total deferred tax liabilities	526,473	487,859
Deferred tax assets:
Investment tax credit	5	6
Regulatory liabilities including ARO	168,619	167,726
Investments in tax partnerships	2,483	—
Operating loss carryforwards	9,230	—
Other	3,579	15,020
Total deferred tax assets	183,916	182,752
Deferred income tax liability – net	$342,557	$305,107

Uncertain Tax Positions

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(In Thousands)
Unrecognized tax benefits at January 1	$—	$—	$7,368
Gross decreases – prior period tax positions	—	—	(7,368)
Unrecognized tax benefits at December 31	$—	$—	$—

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

Tax years subsequent to 2016 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, AES Indiana believes unrecognized tax benefits of $0 at December 31, 2023 and 2022, respectively, is the appropriate accrual for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact AES Indiana's previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed AES Indiana's provision for current unrecognized tax benefits.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. There are no interest or penalties applicable to the periods contained in this report.

8. BENEFIT PLANS

Defined Contribution Plans

All of AES Indiana’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 77% of AES Indiana’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds of base compensation. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the company match. Employer contributions to the Thrift Plan were $3.7 million, $3.6 million and $3.4 million for 2023, 2022 and 2021, respectively.

The RSP

Approximately 23% of AES Indiana’s active employees are covered by the RSP, a qualified defined contribution plan containing both match and nondiscretionary components. All non-union new hires are covered under the RSP. Participants elect to make contributions to the RSP based on a percentage of their eligible compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s eligible compensation. Starting in 2018, the RSP also includes a 4% nondiscretionary contribution based as a percentage of each participant's eligible compensation. Employer contributions (by AES Indiana) relating to the RSP were $2.5 million, $2.1 million and $1.9 million for 2023, 2022 and 2021, respectively.

Defined Benefit Plans

Approximately 65% of AES Indiana’s active employees are covered by the qualified Defined Benefit Pension Plan; while approximately 12% of active employees are IBEW clerical-technical unit employees who are only eligible for the Thrift Plan. The remaining 23% of active employees are covered by the RSP. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan, in addition to the company match. The Defined Benefit Pension Plan is noncontributory and is funded by AES Indiana through a trust. Benefits for non-union participants in the Defined Benefit Pension Plan are based on salary, years of service and accrued benefits at April 1, 2015. Benefits for eligible union participants are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2023 was 19. The plan is closed to new participants.

AES Indiana also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 123 active employees and 26 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2023. The plan is unfunded. These postretirement health care benefits and the related unfunded obligation of $3.0 million and $3.2 million at December 31, 2023 and 2022, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2023	2022
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$577,530	$772,040
Service cost	5,189	8,949
Interest cost	29,818	18,099
Actuarial loss (gain)	9,681	(182,590)
Amendments (primarily increases in pension bands)	653	—
Settlements	—	(394)
Benefits paid	(73,325)	(38,575)
Projected benefit obligation at December 31	549,546	577,529
Change in plan assets:
Fair value of plan assets at January 1	611,125	820,684
Actual return/(loss) on plan assets	52,905	(171,002)
Employer contributions	114	412
Settlements	—	(394)
Benefits paid	(73,325)	(38,575)
Fair value of plan assets at December 31	590,819	611,125
Funded status	$41,273	$33,596
Amounts recognized in the statement of financial position:
Non-current assets	$41,273	$33,611
Non-current liabilities	—	(15)
Net amount recognized at end of year	$41,273	$33,596
Sources of change in regulatory assets(1):
Prior service cost arising during period	$653	$—
Net (gain)/loss arising during period	(10,117)	24,069
Amortization of prior service cost	(2,172)	(2,589)
Amortization of loss	(6,145)	(2,622)
Total recognized in regulatory assets	$(17,781)	$18,858
Amounts included in regulatory assets:
Net loss	$115,297	$131,559
Prior service cost	10,136	11,655
Total amounts included in regulatory assets	$125,433	$143,214

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

Significant Loss / (Gain) Related to Changes in the Benefit Obligation for the Period

As shown in the table above, an actuarial loss of $9.7 million and an actuarial gain of $182.6 million for the year ended December 31, 2023 and December 31, 2022, respectively, were recognized in the benefit obligation, primarily due to changes in the discount rate.

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

The 2023 net actuarial gain of $10.1 million recognized in regulatory assets is comprised of two parts: (1) a $9.7 million pension liability actuarial loss primarily due to a decrease in the discount rate used to value pension liabilities; and (2) a $19.8 million pension asset actuarial gain primarily due to higher than expected return on assets. The unrecognized net loss of $115.3 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates and the adoption of new mortality tables which have historically increased the expected benefit obligation due to the longer expected lives of plan participants. In 2023, the accumulated net loss decrease was primarily attributed to an annuity buyout involving a small portion of retirees, which was partially offset by factors such as a reduced discount rate utilized in valuing pension liabilities, along with the amortization of accumulated losses incurred during the year. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 11.66 years based on estimated demographic data as of December 31, 2023. The projected benefit obligation of $549.5 million less the fair value of assets of $590.8 million results in an overfunded status of $41.3 million at December 31, 2023.

	Pension benefits for years ended December 31,
	2023	2022	2021
	(In Thousands)
Components of net periodic benefit cost / (credit):
Service cost	$5,189	$8,949	$9,339
Interest cost	29,818	18,099	15,660
Expected return on plan assets	(33,107)	(35,656)	(41,815)
Amortization of prior service cost	2,172	2,589	2,944
Amortization of actuarial loss	6,145	2,424	5,529
Amortization of settlement loss	—	199	—
Net periodic benefit cost / (credit)	10,217	(3,396)	(8,343)
Less: amounts capitalized	1,689	(316)	(771)
Amount charged to expense	$8,528	$(3,080)	$(7,572)
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	5.41%	2.83%	2.46%
Discount rate – supplemental retirement plan	5.32%	2.62%	2.31%
Expected return on defined benefit pension plan assets	5.60%	4.45%	5.05%
Expected return on supplemental retirement plan assets	6.45%	5.50%	3.60%

Pension expense / (income) for the following year is determined as of the December 31 measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets, a mortality table assumption that reflects the life expectancy of plan participants, and a discount rate used to determine the projected benefit obligation. For 2023, pension expense / (income) was determined using an assumed long-term rate of return on plan assets of 5.60% for the Defined Benefit Pension Plan and 6.45% for the Supplemental Retirement Plan. As of the December 31, 2023 measurement date, AES Indiana decreased the discount rate from 5.41% to 5.15% for the Defined Benefit Pension Plan and increased the discount rate from 5.32% to 5.66% for the Supplemental Retirement Plan. The discount rate assumptions affect the pension expense / (income) determined for 2024. In addition, AES Indiana decreased the expected long-term rate of return on plan assets from 5.60% to 5.20% for the Defined Benefit Pension Plan and from 6.45% to 6.35% for the Supplemental Retirement Plan for 2024. The expected long-term rate of return assumptions affect the pension expense / (income) determined for 2024. The effect on 2024 total pension expense / (income) of a 25 basis point increase and decrease in the assumed discount rate is $(0.8) million and $0.8 million, respectively.

In determining the discount rate to use for valuing liabilities, we use the market yield curve on high-quality fixed income investments as of December 31, 2023. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Pension Plan Assets and Fair Value Measurements

Pension plan assets consist of investments in cash and cash equivalents, government debt securities, and mutual funds (equity and debt). Differences between actual portfolio returns and expected returns may result in increased or reduced pension costs in future periods. Pension costs for 2024 are determined as of the plans' measurement date of December 31, 2023. Pension costs are determined for the following year based on the market value of pension plan assets, expected employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

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

•The qualified Defined Benefit Pension Plan investments in common collective trusts are valued based on the daily net asset value and are categorized as Level 2 in the fair value hierarchy, except for cash and cash equivalents which are categorized as level 1.

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

The following table summarizes AES Indiana’s target pension plan allocation for 2023:

Asset Category:	Target Allocations
Equity Securities	13.5%
Debt Securities	86.5%

	Fair Value Measurements at
	December 31, 2023
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Common collective trusts:
Equities (a)	$82,652	$2,267	$80,385	14%
Debt securities (b)	387,979	1,168	386,811	66%
Government debt securities (c)	117,397	178	117,219	20%
Total common collective trusts	588,028	3,613	584,415	100%
Cash and cash equivalents (d)	2,791	2,791	—	—%
Total pension plan assets	$590,819	$6,404	$584,415	100%

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

Pension Funding

AES Indiana contributed $0.1 million, $0.4 million, and $0.0 million to the Pension Plans in 2023, 2022 and 2021, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Indiana’s funded target liability percentage was estimated to be 98%. In general, AES Indiana must contribute the normal service cost earned by active participants during the plan year; however, this amount can be offset by any surplus or credit balance carried by the Pension Plan. The normal cost is expected to be approximately $6.3 million in 2024 (including $0.4 million for plan expenses), which is expected to be fully offset by the surplus amount. Each year thereafter, if the Pension Plans' underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. AES Indiana does not expect to make an employer contribution for the calendar year 2024. AES Indiana’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2023, 2022 and 2021 were $73.3 million, $38.6 million and $63.2 million, respectively. Benefit payments, which reflect future service, are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2024	$37,997
2025	38,794
2026	39,665
2027	40,085
2028	41,477
2029 through 2033	200,574

9. EQUITY AND CUMULATIVE PREFERRED STOCK

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

Prior to the redemption, AES Indiana had five separate series of cumulative preferred stock. Holders of the preferred stock were entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During the years ended December 31, 2023, 2022 and 2021, total preferred stock dividends declared were $0.0 million, $3.2 million, and $3.2 million, respectively. Holders of preferred stock were entitled to two votes per share for AES Indiana matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they were entitled to elect the smallest number of AES Indiana directors to constitute a majority of AES Indiana’s Board of Directors. Based on the preferred stockholders’ ability to elect a majority of AES Indiana’s Board of Directors in this circumstance, the redemption of the preferred shares was considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities.

Paid in Capital and Capital Stock

On December 12, 2022 and December 13, 2021, respectively, AES Indiana received equity capital contributions of $253.0 million and $275.0 million from IPALCO. The proceeds are intended primarily for funding needs related to AES Indiana’s TDSIC and replacement generation projects.

All of the outstanding common stock of AES Indiana is owned by IPALCO. AES Indiana’s common stock is pledged under the 2024 IPALCO Notes and 2030 IPALCO Notes. There have been no changes in the capital stock of AES Indiana during the three years ended December 31, 2023.

Dividend Restrictions

AES Indiana’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of AES Indiana issued under its mortgage remains outstanding, and subject to certain exceptions, AES Indiana is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to AES Indiana’s articles, no dividends may be paid or accrued, and no other distribution may be made on AES Indiana’s common stock unless dividends on all outstanding shares of AES Indiana preferred stock have been paid or declared and set apart for payment. As of December 31, 2023, and as of the filing of this report, AES Indiana was in compliance with these restrictions.
Additionally, all of AES Indiana's preferred stock was redeemed on December 30, 2022 (see "Cumulative Preferred Stock" above for further details).

AES Indiana is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement and $300 million Term Loan Agreement, which could happen if AES Indiana fails to comply with certain covenants. These covenants, among other things, require AES Indiana to maintain a ratio of total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2023, and as of the filing of this report, AES Indiana was in compliance with all covenants and no event of default existed.

During the years ended December 31, 2023, 2022 and 2021, AES Indiana declared dividends to its shareholder totaling $140.2 million, $127.2 million, and $155.7 million, respectively.

Equity Transactions with Noncontrolling Interests

The Hardy Hills Solar Project has been financed with a tax equity structure, in which a tax equity investor receives a portion of the economic attributes of the facility, including tax attributes, that vary over the life of the project. On December 1, 2023, the Class B Member and the Class A Member, entered into an Equity Capital Contribution Agreement, pursuant to which each member made certain capital contributions to Hardy Hills JV. The Class A member made total contributions of $79.3 million through December 31, 2023. A noncontrolling interest was recorded by AES Indiana at the amount of cash contributed by the Class A Member.

10. COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2023, these include:

	Payments due in:
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Purchase obligations:
Coal, gas, purchased power and
related transportation	$933.5	$249.7	$267.3	$225.7	$190.8
Other	$409.1	$355.0	$32.8	$20.2	$1.1

Purchase obligations:

Purchase commitments for coal, gas, purchased power and related transportation:

AES Indiana enters into long-term contracts for the purchase of coal, gas, purchased power and related transportation. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:

At December 31, 2023, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates, as well as obligations under long-term construction contracts. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives (see Note 5, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 7, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 8, "Benefit Plans") and (v) contingencies

(see Note 10, "Commitments and Contingencies"). See the indicated notes to the Financial Statements for additional information on the items excluded.

Contingencies

Legal Matters

AES Indiana is involved in litigation arising in the normal course of business. AES Indiana accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on AES Indiana’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of December 31, 2023 and 2022.

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

Environmental Matters

AES Indiana is subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of AES Indiana's employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. AES Indiana cannot assure that it has been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of December 31, 2023 and 2022.

NSR and other CAA NOVs

In October 2009, AES Indiana received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleged violations of the CAA at AES Indiana’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and non-attainment NSR requirements under the CAA. In addition, on October 1, 2015, AES Indiana received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at AES Indiana Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of PSD, non-attainment NSR and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. On August 31, 2020, AES Indiana reached a settlement with the EPA, the DOJ and IDEM resolving the purported violations of the CAA with respect to the coal-fired generation units at AES Indiana's Petersburg location. The settlement agreement, in the form of a proposed judicial consent decree was approved and entered by the U.S. District Court for the Southern District of Indiana on March 23, 2021, and includes, among other items, the following requirements: annual caps on NOx and SO2 emissions and more stringent emissions limits than AES Indiana's prior Title V air permit; payment of civil penalties totaling $1.525 million (the payment of which was satisfied by AES Indiana in April 2021); a $5 million environmental mitigation project consisting of the construction and operation of a new, non-emitting source of generation at the site; expenditure of $0.325 million on a state-only environmentally beneficial project to preserve local, ecologically-significant lands; and retirement of Units 1 and 2 prior to July 1, 2023 (which has occurred). AES Indiana previously had a contingent liability recorded related to these NSR and other CAA NOV matters.

11. RELATED PARTY TRANSACTIONS

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. AES Indiana is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including AES Indiana, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by the third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to AES Indiana of coverage under the property insurance program with AES Global Insurance Company was approximately $11.7 million, $9.5 million, and $7.0 million in 2023, 2022 and 2021, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, AES Indiana had prepaid approximately $7.5 million and $3.4 million, respectively, for coverage under these plans, which is recorded in "Prepayments and other current assets" on the accompanying Consolidated Balance Sheets.

AES Indiana participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $19.0 million, $25.2 million, and $23.7 million in 2023, 2022 and 2021, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. AES Indiana had no prepaids for coverage under this plan as of December 31, 2023 and 2022, respectively.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including AES Indiana. Under a tax sharing agreement with IPALCO, AES Indiana is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. AES Indiana had a receivable balance under this agreement of $5.1 million and $6.7 million as of December 31, 2023 and 2022, respectively, which is recorded in “Taxes receivable” on the accompanying Consolidated Balance Sheets. See Note 7, "Income Taxes" for more information.

Long-term Compensation Plan

During 2023, 2022 and 2021, many of AES Indiana’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2023, 2022 and 2021 was $0.3 million, $0.2 million and $0.2 million, respectively, and was included in “Operating expenses - Operation and maintenance” on AES Indiana’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on AES Indiana’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 8, “Benefit Plans” to the audited consolidated financial statements of AES Indiana for a description of benefits awarded to AES Indiana employees by AES under the RSP.

Service Company

Total costs incurred by the Service Company on behalf of AES Indiana were $73.6 million, $60.1 million and $58.2 million during 2023, 2022 and 2021, respectively. Total costs incurred by AES Indiana on behalf of the Service Company during 2023, 2022 and 2021 were $11.9 million, $10.0 million and $10.4 million, respectively, which are included as a reduction to charges from the Service Company. These costs were included in “Operating expenses -

Operation and maintenance” on AES Indiana’s Consolidated Statements of Operations. AES Indiana had a payable balance with the Service company of $25.6 million and $2.1 million as of December 31, 2023 and 2022, respectively, which is recorded in "Accounts payable" on the accompanying Consolidated Balance Sheets.

Other

During the year ended December 31, 2021, AES Indiana received loan repayments of $6.1 million from IPALCO.

In the second quarter of 2023, AES Indiana engaged a vendor that is a related party through a competitive RFP process as part of its replacement capacity resource construction projects. AES Indiana had payments of $223.3 million to this vendor during the year ended December 31, 2023, which are included in "Other non-current assets" on the accompanying Consolidated Balance Sheets. Additionally, transactions with various other related parties were $7.4 million, $5.7 million and $4.3 million during 2023, 2022 and 2021, respectively. These expenses were primarily recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations.

12. BUSINESS SEGMENTS

Operating segments are components of an enterprise that engage in business activities from which it may earn revenue and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. All of AES Indiana’s current business consists of the generation, transmission, distribution and sale of electric energy, and therefore AES Indiana had only one reportable segment.

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

Retail revenue - AES Indiana energy sales to utility customers are based on the reading of meters at the customer’s location that occurs on a systematic basis throughout the month. AES Indiana sells electricity directly to end-users, such as homes and businesses, and bills customers directly. Retail revenue have a single performance obligation, as the promise to transfer energy and other distribution and/or transmission services are not separately identifiable from other promises in the contracts and, therefore, are not distinct. Additionally, as the performance obligation is satisfied over time as energy is delivered, and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series.

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

Wholesale revenue - Power produced at the generation stations in excess of our retail load is sold into the MISO market. Such sales are made at either the day-ahead or real-time hourly market price, and these sales are classified as wholesale revenue. We sell to and purchase power from MISO, and such sales and purchases are settled and accounted for on a net hourly basis.

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

Miscellaneous revenue - Miscellaneous revenue is mainly comprised of MISO transmission revenue and capacity revenue. MISO transmission revenue is earned when AES Indiana’s power lines are used in transmission of energy by power producers other than AES Indiana. As AES Indiana owns and operates transmission lines in central and southern Indiana, demand charges collected from network customers by MISO are allocated to the appropriate transmission owners (including AES Indiana) and recognized as transmission revenue. Capacity revenue is also included in miscellaneous revenue, and represent compensation received from MISO for making installed generation capacity available to satisfy system integrity and reliability requirements through the annual MISO capacity auction. Capacity, which is a stand-ready obligation to deliver energy when called upon by the RTO, is measured using MWs.

Transmission and capacity revenue each have a single performance obligation, as they each represent a distinct service or good. Additionally, as these performance obligations are satisfied over time and the same method is used to measure progress, the performance obligations meet the criteria to be considered a series. For transmission revenue, the price that the transmission operator has the right to bill corresponds directly with the value to the customer of AES Indiana’s performance completed in each period as the price paid is the transmission operator's allocation of the tariff rate (as approved by the regulator) charged to network participants. For capacity revenue, the capacity price that clears at the auction is fixed and AES Indiana is compensated based on the cleared MWs and cleared price.

AES Indiana’s revenue from contracts with customers was $1,616.5 million, $1,760.0 million and $1,389.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The following table presents AES Indiana's revenue from contracts with customers and other revenue (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Retail Revenue
Retail revenue from contracts with customers:
Residential	$660,559	$688,487	$595,692
Small commercial and industrial	241,800	247,655	211,997
Large commercial and industrial	619,899	625,351	518,069
Public lighting	9,767	9,832	8,888
Other (1)	14,016	17,845	16,785
Total retail revenue from contracts with customers	1,546,041	1,589,170	1,351,431
Alternative revenue programs	30,414	29,171	35,248
Wholesale Revenue
Wholesale revenue from contracts with customers	56,557	148,517	25,059
Miscellaneous Revenue
Capacity revenue	8,210	11,750	734
Transmission and other revenue	5,654	10,534	11,480
Total miscellaneous revenue from contracts with customers	13,864	22,284	12,214
Other miscellaneous revenue (2)	3,041	2,569	2,180
Total Revenue	$1,649,917	$1,791,711	$1,426,132

(1) Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2) Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were $218.8 million and $198.3 million as of December 31, 2023 and 2022, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, unless a customer qualifies for payment extension.

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

14. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	December 31, 2023	December 31, 2022
Assets
Right-of-use assets — finance leases	Other non-current assets	$16,357	$15,819
Liabilities
Finance lease liabilities (noncurrent)	Long-term debt	$17,769	$16,361
Total finance lease liabilities		$17,769	$16,361

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term — finance leases	35 years	36 years
Weighted-average discount rate — finance leases	5.30%	5.650%

The following table summarizes the components of lease expense recognized in "Operating Costs and Expenses" on the accompanying Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively (in thousands):

	For the Year Ended December 31,
Components of Lease Cost	2023	2022	2021
Finance lease cost:
Amortization of right- of-use assets	$445	$542	$—
Interest on lease liabilities	933	782	—
Total lease cost	$1,378	$1,324	$—

Operating cash outflows from finance leases were $0.6 million, $0.3 million and $0.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of December 31, 2023 for 2024 through 2028 and thereafter (in thousands):

Finance Leases
2024	$891
2025	909
2026	927
2027	945
2028	965
Thereafter	39,958
Total	$44,595
Less: Imputed interest	(26,826)
Present value of lease payments	$17,769

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Total lease revenue	$1,537	$1,134	$1,439

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	December 31, 2023	December 31, 2022
Gross assets	$4,341	$4,334
Less: Accumulated depreciation	(1,222)	(1,060)
Net assets	$3,119	$3,274

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future minimum lease receipts through 2028 and thereafter (in thousands):

Operating Leases
2024	$544
2025	553
2026	554
2027	554
2028	354
Thereafter	891
Total	$3,450

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

The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As of December 31, 2023, we have identified material weaknesses in internal controls related to the fourth quarter implementation of SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. We identified control deficiencies that aggregated to a material weakness in the design and operation of information technology general controls (“ITGCs”) which support the Company’s internal control processes for revenue recognition and related accounts and disclosures impacted by revenue recognition. The design deficiencies relate to user access and program change-management controls. Business process controls (automated and manual) and management review controls reliant on SAP IS-U were deemed ineffective as they were adversely impacted by the ineffective information technology general controls.

Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated. The remediation actions include: (i) changes to our ITGC attributes in the areas of user access and program change-management for systems supporting the Company’s revenue internal control processes to ensure that internal controls are designed and operating effectively; and (ii) training and educating the control owners on ITGC policies concerning the requirements of each control, with a focus on those related to user access and change-management over IT systems impacting our revenue process. Management has performed a lookback analysis to determine if any unauthorized activity occurred related to the control deficiencies; none was identified.

We believe that these actions will remediate the foregoing material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Management, including our CEO and CFO, does not expect that our internal controls will prevent or detect all misstatements and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates.

Changes in Internal Control Over Financial Reporting

Except for the implementation of the SAP IS-U system discussed above, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the existence of the material weaknesses as described above, we believe that the consolidated financial statements in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

ITEM 9B. OTHER INFORMATION

None.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item for IPALCO will be set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2023	2022
Audit Fees	$1,442,837	$945,033
Audit Related Fees:
Fees for the audit of AES Indiana’s employee benefit plans	70,000	68,096
Other	10,000	8,500
Total Principal Accountant Fees and Services	$1,522,837	$1,021,629

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
Third Supplemental Indenture, dated as of April 1, 1949 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Tenth Supplemental Indenture, dated as of October 1, 1960 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Eighteenth Supplemental Indenture, dated as of February 15, 1974 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Forty-Eighth Supplemental Indenture, dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Third Supplemental Indenture, dated as of October 1, 2006 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 Form 10-K)
Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)
Sixty-Third Supplemental Indenture, dated as of September 1, 2015 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on September 28, 2015)
Sixty-Fourth Supplemental Indenture, dated as of May 1, 2016 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2016 Form 10-Q)
Sixty-Fifth Supplemental Indenture, dated as of December 1, 2016 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2016 Form 10-K)
Sixty-Sixth Supplemental Indenture, dated as of November 1, 2018 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2018 Form 10-K)
Sixty-Seventh Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit No. 4.3A to IPALCO's December 31, 2020 Form 10-K)
Sixty-Eighth Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit No. 4.3B to IPALCO's December 31, 2020 Form 10-K)
Sixty-Ninth Supplemental Indenture, dated as of July 1, 2021 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's June 30, 2021 Form 10-Q)
Seventieth Supplemental Indenture, dated as of July 1, 2021 (Incorporated by reference to Exhibit No. 4.2 to IPALCO's June 30, 2021 Form 10-Q)
Seventy-First Supplemental Indenture, dated as of November 15, 2022 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2022 Form 10-K)
4.4
Indenture between IPALCO Enterprises, Inc. and U.S. Bank, National Association, as Trustee, dated August 22, 2017 for IPALCO’s 3.70% Senior Secured Notes due 2024 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s August 22, 2017 Form 8-K)

4.5
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon trust Company, N.A., as Collateral Agent, dated August 22, 2017 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended (Incorporated by reference to Exhibit No. 4.2 to IPALCO’s August 22, 2017 Form 8-K)

4.6
Indenture between IPALCO Enterprises, Inc. and U.S. Bank National Association, as Trustee, dated April 14, 2020 for the 4.250% Senior Secured Notes due 2030 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's April 14, 2020 Form 8-K)

4.7
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated April 14, 2020 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended and supplemented (Incorporated by reference to Exhibit No. 4.2 to IPALCO's April 14, 2020 Form 8-K)

10.1
Interconnection Agreement, dated April 1, 2008, between American Electric Power Service Corporation, as agent for Indiana Michigan Power Company, and IPL (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.2
Interconnection Agreement, dated December 2, 1968, between IPL and Southern Indiana Gas and Electric Company as modified through Modification Number 11 (Incorporated by reference to Exhibit No. 10.2 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.3
Interconnection Agreement dated December 1, 1981, between IPL and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 6 (Incorporated by reference to Exhibit No. 10.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.4
Tenth Supplemental Agreement to the Interconnection Agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002, amending and completely restating prior agreements (Incorporated by reference to Exhibit No. 10.4 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.5
$350,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, dated December 22, 2022, among Indianapolis Power & Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Joint Bookrunner and Joint Lead Arranger, U.S. Bank, National Association, as Syndication Agent, Joint Bookrunner and Joint Lead Arranger and The Huntington National Bank, as Documentation Agent (Incorporated by reference to Exhibit 10.1 to IPALCO's Current Report on Form 8-K filed on December 23, 2022)

10.6
$300,000,000 Term Loan Agreement by and among Indianapolis Power & Light Company, d/b/a AES Indiana the Lenders Party Hereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Bookrunner and Joint Lead Arranger, U.S. Bank National Association, as Syndication Agent and Joint Lead Arranger, and The Huntington National Bank, as Documentation Agent and Joint Lead Arranger, dated as of November 21, 2023

10.7
Subscription Agreement by and between IPALCO and CDP Infrastructures Fund G.P., a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec dated December 14, 2014 (Incorporated by reference to Exhibit 10.10 to IPALCO’s December 31, 2014 10-K/A)

10.8
IPALCO’s Shareholders’ Agreement by and among AES U.S. Investments, Inc., IPALCO Enterprises, Inc. and CDP Infrastructures Fund G.P. dated as of February 11, 2015 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s March 31, 2015 10-Q)

10.9
The AES Corporation 2023 Long Term Compensation Plan, as amended and restated, dated October 11, 2023 (Incorporated by reference to Exhibit 10.5 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.10	The AES Corporation Performance Incentive Plan, as amended and restated on April 23, 2015 (Incorporated by reference to Exhibit 99.2 of The AES Corporation’s Form 8-K filed on April 23, 2015)
10.11	The AES Corporation Severance Plan, as amended and restated on August 4, 2017 (Incorporated by reference to Exhibit 10.1 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2017)
10.12
The AES Corporation Restoration Supplemental Retirement Plan, as amended and restated, effective October 10, 2023 (Incorporated by reference to Exhibit 10.12 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.13
Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.13 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.14
Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.14 of The AES Corporation’s Form 10-K for the year ended December 31, 2019)

10.15
Form of AES Performance Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.16
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.4 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2015)

10.17
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.17 of The AES Corporation’s Form 10-K for the year ended December 31, 2019)

10.18
The AES Corporation Amended and Restated Executive Severance Plan dated October 5, 2018 is incorporated by reference to Exhibit 10.1 of the AES Corporation's Form 10-Q for the quarter ended September 30, 2018)

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Operations
	2023	2022	2021
	(In Thousands)
OTHER INCOME / (EXPENSE), NET:
Equity in income of subsidiaries	$116,190	$126,466	$147,030
Interest expense	(43,877)	(43,805)	(41,380)
Other expense, net	(121)	(571)	(45)
Total other income, net	72,192	82,090	105,605
INCOME FROM OPERATIONS BEFORE INCOME TAX	72,192	82,090	105,605
Income tax benefit	(10,928)	(11,027)	(10,364)
NET INCOME	$83,120	$93,117	$115,969

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Comprehensive Income
	2023	2022	2021
	(In Thousands)
NET INCOME	$83,120	$93,117	$115,969

Derivative activity:
Change in derivative fair value, net of income tax effect of $(528), $(15,309) and $(3,441), for each respective period	1,594	46,245	10,393
Reclassification to earnings, net of income tax effect of $(1,798), $(1,798) and $(1,199), for each respective period	5,431	5,431	3,620
Net change in fair value of derivatives	7,025	51,676	14,013

Other comprehensive income	7,025	51,676	14,013

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$90,145	$144,793	$129,982

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Balance Sheets
	December 31, 2023	December 31, 2022
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$537	$191
Taxes receivable	31,341	11,318
Derivative assets, current	14,294	—
Prepayments and other current assets	7,626	7,509
Total current assets	53,798	19,018
OTHER NON-CURRENT ASSETS:
Investment in subsidiaries	1,921,548	1,945,556
Derivative assets, non-current	—	12,172
Other non-current assets	3,540	3,211
Total other non-current assets	1,925,088	1,960,939
TOTAL ASSETS	$1,978,886	$1,979,957
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt	$404,474	$—
Accounts payable	—	87
Accrued interest	8,360	8,360
Total current liabilities	412,834	8,447
NON-CURRENT LIABILITIES:
Long-term debt	470,653	873,663
Deferred tax liability - long-term	18,931	7,329
Total non-current liabilities	489,584	880,992
Total liabilities	902,418	889,439
SHAREHOLDERS' EQUITY
Paid in capital	1,021,992	1,068,357
Accumulated other comprehensive income	29,294	22,269
Retained earnings / (accumulated deficit)	25,182	(108)
Total shareholders' equity	1,076,468	1,090,518
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,978,886	$1,979,957

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Cash Flows
	2023	2022	2021
	(In Thousands)
CASH FLOWS FROM OPERATIONS:
Net income	$83,120	$93,117	$115,969
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings of subsidiaries	(116,190)	(126,466)	(147,030)
Cash dividends received from subsidiary companies	140,200	127,200	155,700
Amortization of deferred financing costs and debt premium	1,474	1,403	1,379
Deferred income taxes – net	9,276	(121)	(5)
Change in certain assets and liabilities:
Accounts payable	(23)	(194)	(85)
Accrued taxes payable/receivable	(20,022)	(2,406)	2,940
Other – net	6,798	7,744	4,265
Net cash provided by operating activities	104,633	100,277	133,133
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	—	(253,000)	(275,000)
Net cash used in investing activities	—	(253,000)	(275,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of loans to subsidiary	—	—	(6,110)
Distributions to shareholders	(104,287)	(101,986)	(131,476)
Equity contributions from shareholders	—	253,000	275,000
Deferred financing costs paid and other	—	(2)	(62)
Net cash (used in) provided by financing activities	(104,287)	151,012	137,352
Net change in cash, cash equivalents and restricted cash	346	(1,711)	(4,515)
Cash, cash equivalents and restricted cash at beginning of period	191	1,902	6,417
Cash, cash equivalents and restricted cash at end of period	$537	$191	$1,902

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$35,569	$35,173	$35,172
Income taxes	—	31,000	27,500

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Changes in Equity (Deficit)
	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	(In Thousands)
Balance at January 1, 2021	$588,966	$(43,420)	$(24,558)	$520,988
Net comprehensive income	—	14,013	115,969	129,982
Distributions to shareholders(1)	(15,507)	—	(115,969)	(131,476)
Contributions from shareholders	275,000	—	—	275,000
Other	106	—	—	106
Balance at December 31, 2021	848,565	(29,407)	(24,558)	794,600
Net comprehensive income	—	51,676	93,117	144,793
Distributions to shareholders(1)	(33,319)	—	(68,667)	(101,986)
Contributions from shareholders	253,000	—	—	253,000
Other	111	—	—	111
Balance at December 31, 2022	1,068,357	22,269	(108)	1,090,518
Net comprehensive income	—	7,025	83,120	90,145
Distributions to shareholders(1)	(46,457)	—	(57,830)	(104,287)
Other	92	—	—	92
Balance at December 31, 2023	$1,021,992	$29,294	$25,182	$1,076,468

1) IPALCO made return of capital payments of $46.5 million, $33.3 million and $15.5 million in 2023, 2022 and 2021, respectively, for the portion of current year distributions to shareholders in excess of current year net income at the time of distribution.

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

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Unconsolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the years ended December 31, 2023, 2022, or 2021. Any unrealized gains or losses are recorded in "Other income / (expense), net" on the accompanying Unconsolidated Statements of Operations.

Financial Assets

Interest Rate Hedges

IPALCO's interest rate hedges have a combined notional amount of $400.0 million. All changes in the market value of the interest rate hedges are recorded in AOCI. See also Note 3, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Summary

The fair value of assets at December 31, 2023 and 2022 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of December 31, 2023				Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$127	$—	$—	$127	$5	$—	$—	$5
Mutual funds	3,425	—	—	3,425	3,223	—	—	3,223
Total VEBA investments	3,552	—	—	3,552	3,228	—	—	3,228
Interest rate hedges	—	14,294	—	14,294	—	12,172	—	12,172
Total financial assets measured at fair value	$3,552	$14,294	$—	$17,846	$3,228	$12,172	$—	$15,400

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

The following table shows the face value and the fair value of fixed-rate indebtedness (Level 2) for the periods ending:

	December 31, 2023		December 31, 2022
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$880,000	$839,471	$880,000	$816,411
Total indebtedness	$880,000	$839,471	$880,000	$816,411

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $4.6 million and $5.9 million at December 31, 2023 and 2022, respectively; and
•unamortized discounts of $0.3 million and $0.4 million at December 31, 2023 and 2022, respectively.

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

At December 31, 2023, IPALCO's outstanding derivative instruments were as follows:

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

The following tables provide information on gains or losses recognized in AOCL for the cash flow hedges for the period indicated:

	Interest Rate Hedges for the Year Ended December 31,
$ in thousands (net of tax)	2023	2022	2021
Beginning accumulated derivative gain / (loss) in AOCL	$22,269	$(29,407)	$(43,420)

Net gains associated with current period hedging transactions	1,594	46,245	10,393
Net losses reclassified to interest expense	5,431	5,431	3,620
Ending accumulated derivative gain / (loss) in AOCI / (AOCL)	$29,294	$22,269	$(29,407)

Loss expected to be reclassified to earnings in the next twelve months	$(5,375)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	9

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2023 and 2022, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments:

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2023	2022
Interest rate hedges	Cash Flow Hedge	Derivative assets, current	$14,294	$—
Interest rate hedges	Cash Flow Hedge	Derivative assets, non-current	$—	$12,172

4. DEBT

The following table presents IPALCO’s long-term indebtedness:

		December 31,
Series	Due	2023	2022
		(In Thousands)
Long-Term Debt
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
Unamortized discount – net		(319)	(425)
Deferred financing costs – net		(4,554)	(5,912)
Total long-term debt		875,127	873,663
Less: current portion of long-term debt		405,000	—
Net long-term debt		$470,127	$873,663

IPALCO’s Senior Secured Notes and Term Loan

The 2024 IPALCO Notes are due September 1, 2024. Although current liquid funds are not sufficient to repay the collective amounts due under the 2024 IPALCO Notes at maturity, the Company believes it will be able to refinance the 2024 IPALCO Notes based on conversations with investment bankers, which currently indicate more than adequate demand for new IPALCO debt at its current credit ratings, and considering the Company's previous successful debt issuances.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2023, 2022 and 2021
(In Thousands)
Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Net Write-offs	Balance at End of Period
Year ended December 31, 2023
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$1,117	$8,930	$—	$7,764	$2,283
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$5,160	$736	$—	$2,456	$3,440
Year ended December 31, 2022
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$647	$7,478	$—	$7,008	$1,117
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$3,107	$2,053	$—	$—	$5,160
Year ended December 31, 2021
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$3,155	$3,940	$—	$6,448	$647
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$6,133	$758	$—	$3,784	$3,107

AES INDIANA and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2023, 2022 and 2021
(In Thousands)
Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Net Write-offs	Balance at End of Period
Year ended December 31, 2023
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$1,117	$8,930	$—	$7,764	$2,283
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$5,160	$736	$—	$2,456	$3,440
Year ended December 31, 2022
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$647	$7,478	$—	$7,008	$1,117
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$3,107	$2,053	$—	$—	$5,160
Year ended December 31, 2021
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$3,155	$3,940	$—	$6,448	$647
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$6,133	$758	$—	$3,784	$3,107

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    IPALCO ENTERPRISES, INC.
                    (Registrant)

Date:    February 26, 2024                /s/ Kenneth J. Zagzebski
                    Kenneth J. Zagzebski
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Kenneth J. Zagzebski	President, Chief Executive Officer, Director and Chairman (Principal Executive Officer)	February 26, 2024
Kenneth J. Zagzebski
/s/ Ricardo Manuel Falú	Director	February 26, 2024
Ricardo Manuel Falú
/s/ Bernerd Da Santos	Director	February 26, 2024
Bernerd Da Santos
/s/ Paul L. Freedman	Director	February 26, 2024
Paul L. Freedman
/s/ Susan Harcourt	Director	February 26, 2024
Susan Harcourt
/s/ Marc Michael	Director	February 26, 2024
Marc Michael
/s/ Stephen Coughlin	Director	February 26, 2024
Stephen Coughlin
/s/ Tish Mendoza	Director	February 26, 2024
Tish Mendoza
/s/ Frédéric Lesage	Director	February 26, 2024
Frédéric Lesage
/s/ Olivier Roy Durocher	Director	February 26, 2024
Olivier Roy Durocher
/s/ Sherry Kohan	Interim Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2024
Sherry Kohan
/s/ Karin M. Mehringer	Controller (Principal Accounting Officer)	February 26, 2024
Karin M. Mehringer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.