Form 10-K/A
period 2023-12-31
IPALCO ENTERPRISES, INC.
filed 2024-04-29
CIK 728391

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

At April 15, 2024, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which (i) 89,685,177 shares were owned by AES U.S. Investments, Inc. (“AES U.S. Investments”), which is owned by AES U.S. Holdings, LLC (“AES U.S. Holdings”) and (ii) 19,222,141 shares were owned by CDP Infrastructures Fund L.P. (“CDPQ”), a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec. AES U.S. Holdings is a wholly-owned subsidiary of The AES Corporation (“AES”).

DOCUMENTS INCORPORATED BY REFERENCE
None.

Audit Firm PCAOB ID	Auditor Name	Auditor Location
42	Ernst & Young LLP	Indianapolis, Indiana
EXPLANATORY NOTE
IPALCO Enterprises, Inc. (the “Company,” “IPALCO,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024, to include the information required by Items 10 through 13 of Part III of Form 10-K. This information was previously omitted from the 2023 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12 and 13) of Form 10-K to be incorporated by reference into the 2023 10-K and to delete the references to the definitive proxy statement in Part III of the 2023 10-K. The cover page of the 2023 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.

Except as described above, no other changes have been made to the 2023 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2023 10-K. This Amendment does not reflect events occurring after the date of the filing of the 2023 10-K, nor does it amend, modify or otherwise update any other information in the 2023 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with the 2023 10-K and with our filings with the SEC subsequent to the filing of the 2023 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also amends and restates Part IV, Item 15 to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto, and other applicable exhibits. Because no financial statements have been included in this

Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Terms used but not defined herein are as defined in the 2023 10-K.

i

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Set forth below is certain information regarding each of IPALCO’s current directors as of April 15, 2024, including the qualifications of such persons to serve as directors. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. Please see “Corporate Governance-Nomination of Directors” below for a discussion of certain rights with respect to the nomination and election of directors held by certain of IPALCO’s shareholders.

Stephen Coughlin, 52, has been a Director of IPALCO since November 2021. Mr. Coughlin has served as Executive Vice President and Chief Financial Officer of AES since October 2021. Prior to assuming his current position, he led AES’ Corporate Strategy and Financial Planning teams, and served as the Chair of the AES’ Investment Committee. Prior to that role, he served as the Chief Executive Officer of Fluence Energy, LLC, a subsidiary of Fluence Energy, Inc. (“Fluence”), a leader in energy storage products and services, and cloud-based software for renewables and storage assets. Mr. Coughlin joined AES in 2007 and spent his early years with the company leading Financial Planning & Analysis for AES’s renewables portfolio. Mr. Coughlin also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments. Mr. Coughlin brings extensive experience in finance and accounting to the Company’s Board of Directors (the “Board”). Mr. Coughlin received a bachelor's degree in commerce and finance from the University of Virginia and a Master of Business Administration degree from the University of California at Berkeley.

Bernerd Da Santos, 60, has been a Director of IPALCO since January 2021. Mr. Da Santos has served as the Executive Vice President and President of the Renewables Strategic Business Unit of AES since June 2023. Previously, Mr. Da Santos held several positions at AES, including Chief Operating Officer and Executive Vice President from December 2017 to July 2023, Chief Operating Officer and Senior Vice President from 2014 to 2017, Chief Financial Officer, Global Finance Operations from 2012 to 2014, Chief Financial Officer of Global Utilities from 2011 to 2012, Chief Financial Officer of Latin America and Africa from 2009 to 2011, Chief Financial Officer of Latin America from 2007 to 2009, Managing Director of Finance for Latin America from 2005 to 2007, and VP and Controller of La Electricidad de Caracas (“EDC”) (Venezuela). Prior to joining AES in 2000, Mr. Da Santos held a number of financial leadership positions at EDC. Mr. Da Santos serves as a director or officer of other AES affiliates, including as a Director of Indianapolis Power & Light Company, doing business as AES Indiana (“AES Indiana”), AES Brasil Energia S.A., AES Mong Duong Power Co. Ltd., and Son My LNG Terminal LLC. Mr. Da Santos brings extensive industry operational and finance experience to the Board. Mr. Da Santos holds a bachelor's degree with Cum Laude distinction in Business Administration and Public Administration from Universidad José Maria Vargas, a bachelor's degree with Cum Laude distinction in Business Management and Finance, and an MBA with Cum Laude distinction from Universidad José Maria Vargas.

Ricardo Manuel Falú, 44, has been a Director of IPALCO since August 2023. Mr. Falú has served as Executive Vice President and Chief Operating Officer of AES since February 2024. Prior to assuming his current position, Mr. Falú was Senior Vice President and Chief Operating Officer of AES since July 2023 and Senior Vice President and Chief Strategy and Commercial Officer since August 2022. Since March 2023, Mr. Falú has also served as President of the New Energy Technologies Strategic Business Unit of AES. Mr. Falú joined AES in 2003 and, prior to his current roles, served as President of the Andes region from January 2022 to August 2022 and Chief Executive Officer of AES Andes from April 2018 to August 2022, which includes AES Chile, AES Colombia, and AES Argentina. Before that, Mr. Falú served as the Chief Financial Officer for AES’ businesses in the Andes region from 2014 to April 2018 and as Chief Financial Officer for AES’ businesses in the Mexico, Central American, and Caribbean region from 2012 to 2014. Mr. Falú serves as a director or officer of other AES affiliates, including as a Director of DPL Inc. (“DPL”), Fluence Energy, Inc., AES Andes, and AES Colombia. Mr. Falú brings to the Board his extensive experience in operations, strategic planning, and finance. Prior to joining AES, Mr. Falú worked as an external auditor, accounting analyst, and financial consultant in Argentina. He holds a Certified Public Accountant degree from the Universidad Nacional de Salta in Argentina and an Executive MBA, graduating Summa Cum Laude from the IAE Business School. He also holds a diploma from the Wharton Advanced Management Program, a Certificate in Management from Darden, and has completed other executive financial and management studies at Darden, Wharton, and Harvard.

Paul L. Freedman, 54, has been a Director of IPALCO since February 2015. Mr. Freedman has served as Executive Vice President, General Counsel and Corporate Secretary of AES since February 2021. Prior to assuming his current position, Mr. Freedman was Senior Vice President and General Counsel of AES from February 2018, Corporate Secretary from October 2018, Chief of Staff to the Chief Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, and from 2007 to 2014 he held a variety of other positions in the AES legal group. Mr. Freedman serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and The Dayton Power and Light Company, doing business as AES Ohio (“AES Ohio”). Mr. Freedman brings to the Board his legal and industry experience together with his experience at AES in a wide range of areas, including commercial transactions, financings, corporate strategy, regulatory and environmental matters, and corporate governance. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development, and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center. He is also currently on the board of directors of the Business Council for International Understanding and the Coalition for Integrity.

Gustavo Garavaglia, 38, has been a Director of IPALCO and Indiana since April 2024. Mr. Garavaglia has served as Vice President and Chief Financial Officer of IPALCO and AES Indiana since rejoining AES in April 2024. Mr. Garavaglia also serves as Vice President and Chief Financial Officer of the US and Utilities, including AES Ohio and DPL, and serves as director or officer of other AES affiliates, including as a Director of DPL, AES Ohio and AES U.S. Investments, and as Vice President and Chief Financial Officer of AES U.S. Investments. Mr. Garavaglia brings extensive experience in finance and accounting to the Board. Prior to rejoining AES, Mr. Garavaglia served as Chief Financial Officer of Vale Base Metals from April 2022 to April 2024. Prior to joining Vale, a mining company, Mr. Garavaglia spent twelve years at AES, serving as Chief Financial Officer of IPALCO and AES Indiana from November 2018 to March 2022. Mr. Garavaglia also served as a director of AES Indiana from March 2019 to April 2022, and as a director or officer of other AES affiliates, including as Chief Financial Officer of DPL and AES Ohio. Prior to that, Mr. Garavaglia held several other positions while at AES, including as the Director of Financial Planning & Analysis and Development & Transactions for AES Mexico, Central America and the Caribbean (“AES MCAC”), Senior Manager of Development & Transactions for AES MCAC, Investment Analysis and Risk Manager for AES Brazil, M&A Associate for AES, and Strategic Planning Specialist for AES Brazil. Mr. Garavaglia received a Bachelor’s degree in Electrical Engineering from University of Campinas (Unicamp) and a Master’s degree in Business from FGV Brazil, and is a CFA Charterholder.

Susan Harcourt, 41, has been a Director of IPALCO since November 2020. Ms. Harcourt has served as Vice President of Investor Relations at AES since March 2022. Previously, Ms. Harcourt held several positions with AES, including Chief of Staff to the CEO of AES from October 2018 to March 2022, Director, Mergers and Acquisitions from January 2012 through September 2018 and Project Manager, Business Development from July 2010 through December 2011. Ms. Harcourt is also a member of the Board of Directors of AES U.S. Investments and previously served as a Director of AES Brasil Energia S.A. and AES Brasil Operações S.A., formerly named AES Tietê. Ms. Harcourt brings extensive experience in business development and strategy to the Board. Ms. Harcourt holds a B.A. in Economics and International Studies from Yale University, a Master of Arts in Energy, Resources, and the Environment from The Johns Hopkins University – Paul H. Nitze School of Advance International Studies, and an M.B.A. in Finance from The Wharton School. She is also currently on the board of directors of Youth For Understanding USA.

Frédéric Lesage, 57 has been a Director of IPALCO since September 2017. Mr. Lesage is also a member of the Board of Directors of AES U.S. Investments. Mr. Lesage brings extensive experience in strategic planning, general management and post-merger integration to the Board. Mr. Lesage joined CDPQ in 2017 and is currently Managing Director, Infrastructure. From 2015 to 2017, Mr. Lesage was the Chief Executive Officer of FL Investments and Advisory Inc., assisting businesses with strategic and organizational matters, and, from 2007 to 2014, he held various positions within TAQA - ABU Dhabi National Energy Co., an international energy and water operator, including Chief Strategy Officer, Regional President and Managing Director, and Group Vice-President, and served on the company’s Executive Committee. Previously, Mr. Lesage served as management consultant and as lawyer. Mr. Lesage holds a Bachelor’s degree in Law from Université De Montréal and an M.B.A. from Richard Ivey School of Business at Western University.

Letitia (Tish) Mendoza, 48, has served as a Director of IPALCO since February 2022. Ms. Mendoza has served as Executive Vice President and Chief Human Resources Officer of AES since February 2021. Prior to assuming her current position, Ms. Mendoza was Senior Vice President, Global Human Resources and Internal Communications and Chief Human Resources Officer from 2012, Vice President of Human Resources, Global Utilities from 2011 to 2012, Vice President of Global Compensation, Benefits and HRIS, including Executive Compensation, from 2008 to 2011, and acted in the same capacity as the Director of the function from 2006 to 2008. Ms. Mendoza serves as a director or officer of other AES affiliates, including as a Director of AES Ohio and Fluence Energy, Inc. and sits on AES' employee compensation and benefits committees. Ms. Mendoza brings to the Board her extensive experience in human resource management and development and employee compensation. Prior to joining AES, Ms. Mendoza was Vice President of Human Resources for a product company in the Treasury Services division of JP Morgan Chase and Vice President of Human Resources and Compensation and Benefits at Vastera, Inc, a former technology and managed services company. Ms. Mendoza earned certificates in Leadership and Human Resource Management, and a bachelor's degree in Business Administration and Human Resources.

Marc Michael, 50, has been a Director of IPALCO since April 2019. Mr. Michael has managed a broad range of disputes for AES since 2005. In his current role as VP & Chief Counsel, Global Dispute Resolution, of AES, Mr. Michael oversees material dispute resolution proceedings involving AES and its affiliates, including federal and state litigation, cross-border disputes, domestic and international commercial arbitration, and investment treaty arbitration. Mr. Michael also serves as a Director of AES U.S. Investments. Mr. Michael brings to the Board his legal and industry experience, including extensive experience in legal matters involving contractors and regulators. Prior to joining AES, Mr. Michael worked as a litigation associate at the law firm Winston & Strawn LLP from September 1998 to February 2005. Mr. Michael received a B.A. from The Catholic University of America and a J.D. from The Catholic University of America, Columbus School of Law.

Olivier Roy Durocher, 35, has been a Director of IPALCO since September 2022. Mr. Roy Durocher is also a member of the Board of Directors of AES U.S. Investments. Mr. Roy Durocher brings extensive experience in strategic planning and financial analysis to the Board. Mr. Roy Durocher has served as Director, Infrastructure Investments of CDPQ since February 2021 and previously served in various other positions in Infrastructure Investments since joining CDPQ in 2013, including as Senior Associate from November 2018 to February 2021, Associate from October 2015 to November 2018, and Analyst from August 2013 to October 2015. Mr. Roy Durocher holds Bachelor’s and Master’s degrees in Finance from HEC Montréal and is a CFA Charterholder. Mr. Roy Durocher also currently serves on the board of directors of Student Transportation of America.

Kenneth J. Zagzebski, 64, has been a Director of IPALCO and AES Indiana since March 2009 and has served as Chairman of the Boards of IPALCO and AES Indiana since August 2023. Mr. Zagzebski has served as President and Chief Executive Officer of IPALCO and Chief Executive Officer of AES Indiana since August 2023. Mr. Zagzebski also serves as Senior Vice President and President of the Utilities Strategic Business Unit of AES (as defined in “Executive Officers” below) and serves as a director or officer of other AES affiliates, including as a Director and the Chairman of the Boards of DPL, AES Ohio, and AES U.S. Investments, as President and Chief Executive Officer of DPL and AES U.S. Investments and as Chief Executive Officer of AES Ohio. Prior to rejoining the Utilities Strategic Business

Unit as President in August 2023, Mr. Zagzebski served as Chief Operating Officer of AES Clean Energy since April 2022 and as Vice President, AES Southland Project Development, since August 2019. Prior to that, Mr. Zagzebski served as the Chairman of the Boards of IPALCO and AES Indiana from March 2018 to November 2020, President and Chief Executive Officer of IPALCO from April 2011 to March 2018, Interim President and Chief Executive Officer of AES Indiana from July 2015 to June 2016 and President and/or Chief Executive Officer of AES Indiana from April 2011 to March 2014. Mr. Zagzebski joined AES Indiana as Senior Vice President of Customer Operations in September 2007 and has held executive and other positions of increasing responsibility within AES. He brings to the Board more than 30 years of industry experience, including in strategic planning, diverse executive management and utilities field operations. Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr. Zagzebski currently Chairs the Marian University Klipsch Educators College Board of Visitors and serves on the Executive Committee of the Greater Indianapolis Progress Committee.

EXECUTIVE OFFICERS
Set forth below is certain information regarding each of our current executive officers as of April 15, 2024. IPALCO was acquired by AES in March 2001 and is currently a majority-owned subsidiary of AES U.S. Investments. AES Indiana is our primary operating subsidiary. AES utilities businesses, including IPALCO and AES Indiana, their Ohio sister companies, DPL and its primary operating subsidiary, AES Ohio (the “AES US Utilities”), and other generation companies in the United States ("AES US Generation", and, together with the AES US Utilities, for purposes of this report, the "US and Utilities") are part of AES' strategic business units; however, the US and Utilities is not a legal entity. AES U.S. Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the US and Utilities, including among other companies, IPALCO and AES Indiana. As a result of this structure, IPALCO and AES Indiana do not directly employ all of the executives responsible for the management of our business.

Once elected, officers hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. There are no family relationships among our Directors and Executive Officers.

Name	Age	Position
Kenneth J. Zagzebski	64	President and Chief Executive Officer and Chairman of the Board, IPALCO
		Chief Executive Officer and Chairman of the Board, AES Indiana

Gustavo Garavaglia	38	Vice President and Chief Financial Officer

John Bigalbal	57	Vice President and Chief Operating Officer, Generation, AES Indiana

Jeremy Buchanan	39	Vice President, Human Resources

Brandi Davis-Handy	45	President, AES Indiana

Brian Hylander	50	Vice President, General Counsel and Secretary

Mr. Zagzebski and Mr. Garavaglia also serve on the Board of IPALCO, and their biographies are presented under “-Directors” above.

John Bigalbal, 57, has served as Vice President and Chief Operating Officer, Generation, of AES Indiana since February 2024, and has been managing generation for the US and Utilities since October 2020. Mr. Bigalbal also serves as a director or officer of other AES affiliates. Mr. Bigalbal has over 30 years of experience in the energy industry and prior to his current roles served as Managing Director of Fuels for AES from October 2008 to October 2020 and also led numerous significant commercial transactions for AES during that time. Mr. Bigalbal received an Associates Degree in Electrical Engineering from Thames Valley State Technical College.

Jeremy Buchanan, 39, has served as Vice President, Human Resources for the US and Utilities since April 2020 and previously served as the Director of Human Resources for the US and Utilities from June 2015 to April 2020. In addition, Mr. Buchanan has served as a Director of AES Indiana since May 2022. Prior to joining AES, Mr. Buchanan worked in Labor Relations for Norfolk Southern Corporation from September 2011 to June 2015, serving as Assistant Director from June 2014 to June 2015, and as Human Resources Manager for Georgia-Pacific LLC from March 2009 to September 2011. Mr. Buchanan received a B.S. in Marketing and a B.S. in Human Resources Management from Wright State University and a Masters of Professional Studies in Human Resources and Employment Relations from Penn State University. Mr. Buchanan serves on the board of directors for United Way of Central Indiana.

Brandi Davis-Handy, 45, has served as President of AES Indiana since February 2024 and previously served as Chief Customer Officer for the AES US Utilities, including AES Indiana and AES Ohio, from July 2022 to February 2024. Ms. Davis-Handy has also served as a Director of AES Indiana since June 2021. Previously, Ms. Davis-Handy served as Chief Public Relations Officer for the AES US Utilities since rejoining AES in February 2021. Prior to that, Ms. Davis- Handy served as Executive Vice President and Chief Marketing and Communications Officer for Project Lead the Way from August 2019 through January 2021 and as Vice President, Enterprise Communications and Events of OneAmerica from June 2018 to July 2019. Ms. Davis-Handy initially joined AES in 2013, serving as Director, External Communications for AES Indiana from February 2013 to June 2016 and as Communications Leader for the AES US Utilities from June 2016 to May 2018. She also previously served as Communications Manager for the Great Lakes Division of the American Cancer Society from June 2010 to February 2013. Ms. Davis-Handy received a B.A. from Hampton University. She also currently serves on the boards of directors of Indiana Energy Association, Indy Chamber, 500 Festival, Urban League of Indianapolis, Big Brothers Big Sisters of Central Indiana, and Indiana Sports Corporation.

Brian Hylander, 50, has served as Vice President, General Counsel and Secretary of IPALCO and AES Indiana since June 2022. Mr. Hylander also serves as Vice President, General Counsel and Secretary of the US and Utilities, including AES Ohio and DPL, and serves as an officer of other AES affiliates, including as Vice President, General Counsel and Secretary of AES U.S. Investments. Prior to assuming his current position, Mr. Hylander served as Assistant General Counsel and Secretary for IPALCO, AES Indiana and the US and Utilities, including AES Ohio and DPL, from April 2015 through May 2022, and also served as senior counsel at AES Ohio for more than four years. Mr. Hylander also previously served for more than seven years as a corporate attorney at the Taft Stettinius & Hollister LLP law firm. Mr. Hylander received a B.A. from Providence College and a J.D. from University of Michigan. Mr. Hylander currently serves on the boards of trustees of the regional PBS organizations ThinkTV and Cincinnati Educational Television.

CORPORATE GOVERNANCE

Code of Ethics

The AES Code of Conduct (“Code of Conduct”), adopted by the AES Board of Directors, governs the actions of AES employees, including employees of its subsidiaries and affiliates, including the CEO, CFO and Controller of AES Indiana and IPALCO, and the directors of IPALCO. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries (including AES Indiana and IPALCO) related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies on corruption, bribery, money laundering and associations with terrorist groups. The Code of Conduct is located in its entirety on the AES website (https://www.aes.com/ethics-compliance). Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204. If any amendments to, or waivers from, the Code of Conduct are made, in each case relating to the CEO, CFO and Controller of AES Indiana and IPALCO, AES will disclose such amendments or waivers on its website (www.aes.com). Except for such Code of Conduct, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the 2023 10-K.

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

IPALCO’s securities are not quoted on a securities exchange. IPALCO is not required by law, rule, or regulation to have a majority or any portion of the Board be independent. IPALCO is also not required by law, rule, or regulation to establish or maintain an audit committee or other Board committee and thus we do not have an “audit committee financial expert” as defined under applicable SEC rules.

Nomination of Directors

As of April 15, 2024, IPALCO had not effected any material changes to the procedures by which shareholders may recommend nominees to the Board. IPALCO’s Third Amended and Restated Articles of Incorporation and Amended and Restated By-Laws do not provide formal procedures for shareholders to recommend nominees to the Board. Except as described below, the Board has determined that it is in the best position to evaluate IPALCO’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.

AES U.S. Investments, IPALCO and CDPQ are parties to a Shareholders’ Agreement dated February 11, 2015 (the “Shareholders’ Agreement”). The Shareholders’ Agreement provides AES U.S. Investments the right to nominate nine directors of the IPALCO Board and CDPQ the right to nominate two directors to the IPALCO Board. See “Shareholders’ Agreement” in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The purpose of this compensation discussion and analysis (this “CD&A”) is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2023. The compensation paid to our NEOs in 2023 is set forth in the Summary Compensation Table (2023, 2022 and 2021) (the “Summary Compensation Table”) below. Our NEOs for 2023 are:

•Kenneth J. Zagzebski, President and Chief Executive Officer and Chairman of the Board

•Kristina Lund, Former President and Chief Executive Officer and Chairman of the Board (served until July 21, 2023)

•Ahmed Pasha, Former Vice President and Chief Financial Officer (served in this role all of 2023 until January 1, 2024) and Acting President and Chief Executive Officer (from July 21, 2023 to August 11, 2023)

•Brandi Davis-Handy, President, AES Indiana (since February 28, 2024) and Chief Customer Officer (served in this role all of 2023 and until February 28, 2024)

•Brian Hylander, Vice President, General Counsel and Secretary

•Jeremy Buchanan, Vice President, Human Resources

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

AES manages its business through strategic business units. The AES US Utilities, including IPALCO and AES Indiana, and AES US Generation are part of these strategic business units; however, the US and Utilities is not a legal entity. AES also has an indirectly wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US and Utilities, including, among other companies, IPALCO and AES Indiana. As a result of this structure, IPALCO and AES Indiana do not directly employ all of the executives responsible for the management of our business. In 2023, our NEOs were all executive officers of one or more of IPALCO, AES Indiana and the Service Company.

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
•Our compensation program is continually reviewed to confirm that it meets our objectives and executive compensation philosophy and remains competitive; and
•We generally do not provide perquisites to our NEOs, with the exception of relocation-related benefits from time to time.

In order to meet these objectives, our total compensation structure includes a mix of short-term compensation, in the form of base salaries and annual cash bonuses, and long-term compensation, in the form of AES equity-based and cash-based performance awards.

Our Compensation Process
The Chief Executive Officer of AES (the “AES CEO”) and the Chief Human Resources Officer of AES (the “AES CHRO”, and together with the AES CEO, the “Executive Compensation Review Team”) have the responsibility of reviewing and administering compensation for the officers of the Service Company, IPALCO, and AES Indiana, including our NEOs. The Executive Compensation Review Team, with assistance from the US and Utilities human resources team, determines the appropriate pay grade for our NEOs at the date of hire based upon each individual’s position, responsibilities, skills and experience, and reassesses each NEO’s position within the applicable pay grade at the end of each year.

The pay grades comprising our compensation framework are established by the AES human resources team and include specific base salary ranges and short-term bonus and long-term compensation targets for each pay grade. The AES human resources team uses survey data from Willis Towers Watson and other sources in evaluating the overall pay structure at a high level. The structure is compared annually to market data from various sources, including Willis Towers Watson’s survey data, to assess the external competitiveness of the base salary ranges and incentive targets for the pay grades. During our performance review cycle, the Executive Compensation Review Team measures the specific amount and resulting incentive compensation for each of our NEOs based on (i) the operational and financial performance of the US and Utilities and AES and (ii) the NEO’s target opportunity for his or her applicable pay grade.

Awards of short-term compensation are made in the form of annual cash bonuses to our NEOs under the AES Performance Incentive Plan (the “PI Plan”) and are determined by the Executive Compensation Review Team in the first quarter. Awards of long-term compensation are made to our NEOs under the AES 2003 Long Term Compensation Plan, as amended and restated (the “LTC Plan”) and are determined by the Board of Directors of AES based upon the recommendations of the Executive Compensation Review Team made in the last quarter of each year as described below.

The use and weight of cash versus non-cash, fixed versus variable, and short- versus long-term components of executive compensation is generally dictated by the applicable pay grade for each NEO. As we are not subject to the federal proxy rules, we are not required to hold a shareholder advisory vote on our executive compensation, or a “Say-on-Pay” vote, or the related “Say-on-Frequency” vote.

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
2023 Compensation Determinations
Base Salary
Base salary represents the “fixed” component of our executive compensation program for our NEOs. We provide our NEOs with base salaries in order to provide fixed cash compensation that is competitive and reflects experience, responsibility, and expertise. Base salaries are reviewed annually in the last quarter of each year and are adjusted as appropriate within the base salary ranges of the applicable pay grade. Base salary is also reviewed for an executive officer if there is a promotion or a newly appointed executive officer. Internal company salary guidance regarding annual base pay adjustments is also taken into consideration, and adjustments to base salaries are made when needed to reflect individual performance and retention considerations, and to address internal equity. Please see the “Salary” column of the Summary Compensation Table below for the base salary amounts paid to our NEOs for the years indicated.

2023 Performance Incentive Plan Payouts
In addition to base salaries, in 2023 we provided performance-based, annual cash bonuses under the PI Plan. Each pay grade has a corresponding PI Plan target opportunity, which is assessed annually. Each NEO’s opportunity corresponds to the opportunity applicable to his or her pay grade. These awards are paid based on the achievement of AES and US and Utilities measures in strategic performance categories described in the tables below, which were established in early 2023. The PI Plan is structured in a manner that provides our NEOs with a direct incentive to achieve such objectives. Payout formulas under the PI Plan for each of our NEOs are based on the business functions and responsibilities for the NEO within the organization. For Mr. Zagzebski, the award is based on the achievement of the AES Corporate goals. For Mr. Buchanan and Mr. Hylander, the award is 25% based on the achievement of the AES Corporate goals and 75% based on the achievement of the US and Utilities goals with equal weight given to: (i) the achievement of the AES US Utilities goals, which includes IPALCO and AES Indiana and their Ohio sister companies, DPL and AES Ohio, and (ii) the achievement of AES US Generation goals, which includes other AES generation companies in the US. For Ms. Davis-Handy, the award is based 25% on the achievement of AES Corporate goals and 75% on the achievement of the AES US Utilities goals. Ms. Lund and Mr. Pasha forfeited the right to receive a 2023 PI Plan payout when they resigned from AES. Ms. Lund would have been eligible for an award based 50% on the achievement of AES Corporate goals and 50% on the achievement of AES US Utilities goals, and Mr. Pasha would have been eligible for an award based 25% on the achievement of AES Corporate goals and 75% on the achievement of US and Utilities goals with equal weight given to AES US Utilities goals and AES US Generation goals.

In 2023, payments under the PI Plan were determined based on the AES and the US and Utilities 2023 performance measures as described in the tables below. The AES Corporate performance measures were approved by the AES Compensation Committee of its Board of Directors (the “AES Compensation Committee”). Performance measures for the US and Utilities were based upon the Executive Compensation Review Team’s and US and Utilities leadership’s business goals for AES US Generation and the AES US Utilities, including IPALCO and AES Indiana, for 2023. The Executive Compensation Review Team approved performance measures and objectives across all categories that it considered to be challenging, but achievable, with US and Utilities leadership and CDPQ providing input with regard to objectives applicable to IPALCO and AES Indiana. Targets for the 2023 financial measures for AES and the US and Utilities were based on the 2023 financial budget as well as strategic objectives. Individual awards are paid out at 0-200% of the target applicable to each pay grade depending on scores achieved relative to the performance measures.

AES Corporate 2023 Actual Results: The AES Compensation Committee determined the 2023 AES corporate performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES Corporate performance score for 2023 was determined to be 127%, as follows:

Strategic Goal & Weight		Measure	2023 Target	2023 Result	Payout %
Safety	5%	Serious Safety Incidents	No Incidents	1 Incident	0%
	5%	Non-Injury SIP Rate	0.95	1.932	124%
		Safety Meeting	95.0%	98.3%
		Safety Walks	25,170	42,510
Financials[2]	55%	Adjusted Earnings Per Share ("EPS") - 25%	$1.70	$1.76	135%
		Adjusted EBITDA - 15%	$2,769	$2,812	115%
		Parent Free Cash Flow - 15%	$975M	$1,003M	129%
Green Growth[3]	35%	Growth - 12.5% Commercial Operations Date ("COD") – 12.5%	5,000 MW 3,476 MW	5,570 MWs 3,460 MWs	146% 99%
New Business Models		New Business or Products – 10%	Qualitative assessment by the AES Compensation Committee; review of financial and strategic metrics to determine achievement	Exceeded Expectations	200%[4]
AES Corporate Overall Performance Score - 127%1
1The AES Corporate Performance score is rounded to the nearest whole number.
2 Assuming the threshold financial requirement for each non-GAAP financial measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 90% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal. See “Non-GAAP Measures” below for reconciliations of Adjusted EPS, Adjusted EBITDA and Parent Free Cash Flow to the most directly comparable GAAP measures, as applicable.
3Assuming the threshold requirement for the Green Growth and COD metrics are met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 80% of the target goal, and a 200% score corresponds to actual results at 120% of the target goal.
4The 200% award in this category is based on the significant achievements AES made towards progressing Green Hydrogen as a business line. The following paragraph includes additional details.

The AES Compensation Committee approved a performance assessment of 200% for the New Business Models metric to recognize AES’ new business achievements and significant advancements. Some key achievements include:
• AES was part of a group that was awarded two of the seven Regional Clean Hydrogen Hubs by the US Department of Energy (“DOE”).
◦ AES was part of a group that was awarded the Alliance for Renewable Clean Energy System Hub in California, and the other group was awarded the HyVelocity Hub in the Gulf Coast of Texas and Louisiana, both of which were allocated up to $1.2 billion in DOE funding.
◦ AES’s green hydrogen projects have been designed to meet even the most stringent (hourly) matching requirements for renewable power.
• Among the first in the industry to use transferability of tax credits for renewable energy projects, as authorized under the Inflation Reduction Act.
• Motor, a company majority-owned and incubated by AES that partners with utilities to promote electric vehicle adoption, raised $7M of external funding and secured its first non-AES utility customer in Green Mountain Power.

AES US Utilities 2023 Performance: The Executive Compensation Review Team determined the 2023 AES US Utilities performance score based on actual results of the pre-established performance measures for the AES US Utilities as shown below. As a result, the AES US Utilities performance score for 2023 was determined to be 95%, as follows:

Strategic Goal & Weight		Measure	2023 Target	2023 Result	Payout %
Safety	5%	Serious Safety Incidents	No Incidents	No Incidents	100%
	5%	Non-Injury SIP Rate	1.200	1.603	112%
		Safety Meeting	95.0%	99.3%
		Safety Walks	3,938	6,164
Financials[2]	50%	Adjusted Pre-Tax Contribution ($M) – 20%	$141.8M	$111.2M	73%
		Subsidiary Distributions ($M) – 20%	$114.9M	$73.2M	55%
		Adjusted EBITDA ($M) – 10%	$536.9M	$534.9M	100%
Green Growth & Customer Centricity	40%	US Utility Regulatory – 5% Continued Execution of US Utility Investment Initiatives – 5% AESI Fleet Transition – 5% Hardy Hills Solar Project – 5%	Utility regulatory orders as planned Planned investment amounts Projects and filings on track Achieve partial placed in service	136% Achieved Achieved Exceeded	136% 100% 100% 200%
Operations[3]		Operational KPIs – 5%	100% of Operational KPI targets	112.9%	113%
		Customer Experience – 5%	2023 Customer Satisfaction metric	98%	98%
Energy Star & Local Initiatives		Global Energy Star Program – 5%	$325M in global savings	$402.0M	124%
		Review, develop, and implement programs that promote diversity, equity and inclusion – 5%	Execute or launch planned programs	Achieved	100%
AES US Utilities Performance Score - 95%1

1The AES US Utilities Performance score is rounded to the nearest whole number.
2 Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 60% of the target goal, and a 200% score corresponds to actual results at 140% of the target goal. Descriptions of how Adjusted Pre-Tax Contribution, Subsidiary Distributions, and Adjusted EBITDA are calculated from the audited financial statements are included in “Non-GAAP Measures” below.
3 KPIs and weights for generation businesses are as follows: Commercial Availability 30%, Equivalent Forced Outage Factor 40%, Equivalent Availability Factor 20%, and Heat Rate 10%. KPIs and weights for distribution businesses are as follows: System Average Interruption Duration Index 50%, System Average Interruption Frequency Index 30%, Customer Satisfaction Index 10%, and Days Sales Outstanding 10%.

AES US Generation 2023 Performance: The Executive Compensation Review Team determined the 2023 AES US Generation performance score based on actual results of the pre-established performance measures for AES US Generation as shown below. As a result, the AES US Generation performance score for 2023 was determined to be 104%, as follows:

Strategic Goal & Weight		Measure	2023 Target	2023 Result	Payout %
Safety	5%	Serious Safety Incidents	No Incidents	No Incidents	100%
	5%	Non-Injury SIP Rate	0.935	3.381	122%
		Safety Meeting	95.0%	100.0%
		Safety Walks	539	717
Financials[2]	50%	Adjusted Pre-Tax Contribution ($M) – 20%	$373.2M	$398.2M	117%
		Subsidiary Distributions ($M) – 20%	$292.9M	$256.0M	84%
		Adjusted EBITDA ($M) – 10%	$459.3M	$486.6M	115%
Operations[3]	40%	Operational KPIs – 15%	100% of Operational KPI targets	71.7%	72%
Energy Star & Local Initiatives		Global Energy Star Program – 5%	$325M in global savings	$402.0M	124%
		Southland legacy units – 5%	PTC contribution amounts of Alamitos and Huntington Beach units	Exceeded	175%
		Execute hedging strategy – 5%	Obtain incremental margin amounts	Achieved	100%
		Hawaii plant demolition – 5%	Obtain permits and commence demolition	Achieved	100%
		Warrior Run plant – 5%	Develop transition plan	Exceeded	100%
AES US Generation Overall Performance Score - 104%1

1The AES US Generation Performance score is rounded to the nearest whole number.
2 Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 60% of the target goal, and a 200% score corresponds to actual results at 140% of the target goal. Description of how Adjusted Pre-Tax Contribution, Subsidiary Distributions, and Adjusted EBITDA are calculated from the audited financial statements are included in “Non-GAAP Measures” below.
3 KPIs and weights for each generation business are as follows: Warrior Run: Commercial Availability 35%, Equivalent Forced Outage Factor 20%, Equivalent Availability Factor 35%, and Heat Rate 10%. Southland: Commercial Availability 70%, Equivalent Forced Outage Factor 30%.

As described above, Mr. Buchanan’s, and Mr. Hylander’s 2023 bonuses were earned based on the performance of AES Corporate (25%) and the US and Utilities (75%) (equally weighted between the AES US Utilities and AES US Generation). Ms. Davis-Handy’s 2023 bonus was earned based on the performance of AES Corporate (25%) and the AES US Utilities (75%). Mr. Zagzebski’s 2023 bonus was earned based on the performance of AES Corporate (100%).

The following table sets forth the amounts of the annual incentive cash awards under the PI Plan earned by our NEOs in 2023, which were paid in early 2024.

			Actual 2023 Annual Incentive Cash Award
NEO	2023 Target Annual Incentive ($)	2023 Target Annual Incentive (% of base salary)	Dollar Value ($)	% of Target Annual Incentive
Kenneth J. Zagzebski	$417,728	85%	$530,514	127%
Kristina Lund*	$346,400	80%	—	—
Ahmed Pasha*	$253,694	60%	—	—
Brandi Davis-Handy	$160,000	50%	$164,800	103%
Brian Hylander	$133,560	45%	$142,909	107%
Jeremy Buchanan	$119,250	45%	$127,598	107%
* As a result of Ms. Lund's and Mr. Pasha's resignation from AES, they each forfeited their right to receive a 2023 PI Plan Payout.
2023 Discretionary Cash Bonuses

In connection with the performance of the US and Utilities and the individual contributions of the NEOs in 2023, the Executive Compensation Review Team determined it was appropriate to grant certain of the NEOs discretionary cash bonuses in the amounts as set forth in the table below. These discretionary cash bonuses were paid to the NEOs in the first quarter of 2024.

NEO	2023 Discretionary Cash Bonus Amount ($)
Kenneth J. Zagzebski	$132,629
Brandi Davis-Handy	$24,720
Jeremy Buchanan	$25,520

Long Term Compensation Elements
AES grants a mix of cash- and equity-based awards under the LTC Plan. These awards help the Company to attract and retain key individuals who are critical to the success of our business and align the interests of our NEOs with those of AES’ stockholders over the long term. Grants to our NEOs under the LTC Plan, whether in cash or stock, vest ratably over a three-year period or based on a cumulative three-year performance period and are determined based on a percentage of the individual’s base salary. The mix of awards under the LTC Plan for each of our NEOs is based on the business functions and responsibilities for the NEO within the organization. In the first quarter of 2023, our NEOs other than Ms. Lund received awards as follows: 50% in the form of cash-settled Performance Units (“PUs”) and 50% in the form of AES stock-settled Restricted Stock Units (“RSUs”). Ms. Lund received awards as follows: 50% in the form of cash-settled Performance Cash Units (“PCUs”), 30% in the form of AES stock-settled Performance Stock Units (“PSUs”), and 20% in the form of AES stock-settled RSUs. In connection with Ms. Lund’s and Mr. Pasha’s resignations from AES, they each forfeited their respective 2023 LTC Plan awards. For a description of 2023 PCU, PSU and RSU awards granted to Ms. Lund that she forfeited upon her resignation from AES, see AES’ proxy statement filed on March 14, 2024.

Performance Units (PUs)

PUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PUs granted in 2023 are eligible to vest subject to AES’ three-year cumulative Parent Free Cash Flow performance. Parent Free Cash Flow is a strategically important non-GAAP financial metric to AES as it reflects the ability of AES’ businesses to generate cash for AES’ investors that can be either reinvested in the business or paid to investors through dividends, and additionally is a key metric for ratings agencies. A description of how Parent Free Cash Flow is calculated from AES’ audited financial statements is described in “Non-GAAP Measures” below.

The Parent Free Cash Flow target is set for the three-year performance period and is subject to pre-defined, objective adjustments during the three-year performance period based on changes to AES’ portfolio, such as an asset divestiture or sale of a portion of equity in a subsidiary.

The value of each PU is equal to $1.00, and the number of PUs that vest depends upon the level of Parent Free Cash Flow achieved over the three-year measurement period. If a threshold level of Parent Free Cash Flow is achieved, a percentage of the PUs vest and are settled in cash in the calendar year that immediately follows the end of the performance period.

The following table illustrates the vesting percentage at each Parent Free Cash Flow level for targets set for the 2023-2025 performance period:

Performance Level	Vesting Percentage
Below 90% of Performance Target	0%
Equal to 90% of Performance Target	50%
Equal to 100% of Performance Target	100%
Equal to or Greater than 110% of Performance Target	200%

Between the Parent Free Cash Flow levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PUs is also generally subject to the continued employment of the NEO. The AES Compensation Committee approved a Parent Free Cash Flow target for the 2023 PUs that is believed by the AES Compensation Committee to be challenging, but achievable and requires growth over the prior year’s goals.

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

2023 Long Term Compensation Grants

As in previous years, the allocation of long-term compensation components granted in 2023 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of AES, as our parent company, and rewarding individual performance.

The following table sets forth the aggregate target grant value for the 2023 LTC Plan awards made to our NEOs.

	February 2023 Long-Term Compensation Aggregate Target Grant Value
Name	As % of Base Salary(1)	Dollar Amount
Kenneth J. Zagzebski	100%	$463,619
Kristina Lund (2)	152%	$636,527
Ahmed Pasha(2)	80%	$319,123
Brandi Davis-Handy	50%	$129,996
Brian Hylander	50%	$140,010
Jeremy Buchanan	50%	$124,990
(1)Based on salary as of December 31, 2022.
(2) In connection with Ms. Lund’s and Mr. Pasha’s resignations from AES, they each forfeited their respective 2023 LTC Plan awards.

As discussed under “Our Compensation Process” above, grant values are generally guided by each NEO’s applicable AES pay grade (and, in the case of the RSUs, are rounded down to the nearest whole share at the time of grant). Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table (2023, 2022, and 2021) and the Grants of Plan-Based Awards (2023) Table in this Amendment. For Ms. Lund, the value in the table above differs from the Stock Awards column in the Summary Compensation Table (2023, 2022, and 2021) because the PCUs contain a market condition which results in a fair market value, for financial accounting purposes, that differs from the $1 per unit value the Company uses to determine the grant.

Prior Year PUs Vesting in 2023

All of the NEOs, with the exception of Mr. Pasha (who was awarded a different mix of awards under the LTC Plan in 2021), received a grant of PUs in February 2021 for the January 1, 2021 through December 31, 2023 performance period (the “2021-2023 PUs”). For the 2021-2023 PUs, performance was based on AES’ cumulative Parent Free Cash Flow performance during the 2021-2023 period. See “Non-GAAP Measures” for a reconciliation of Parent Free Cash Flow to the most directly comparable GAAP measure.

The 2021-2023 PUs paid out at 153.68% of target based on AES’ actual cumulative Parent Free Cash Flow results of $2,748M during the three-year performance period, which was 105.37% of the target cumulative Parent Free Cash Flow. As described above for the 2023 PUs and as previously disclosed, the performance scale for these awards was 100% vesting for performance equal to 100% of target, 50% vesting for performance equal to 90% of target, and 200% vesting for performance equal to or greater than 110% of target. The actual performance payout level is derived using straight-line interpolation: for every one percentage point performance is above the target goal, the payout is increased by approximately ten percentage points. The payouts for these awards for each NEO are shown in the following table:

NEO	Target Number of Performance Units	% of Target Value Based on Parent Free Cash Flow	Final Vested Value
Kenneth J. Zagzebski	222,106	153.68%	$341,333
Kristina Lund	166,256	—%	—
Ahmed Pasha	—	—%	—
Brandi Davis-Handy	44,000	153.68%	$67,619
Brian Hylander	43,184	153.68%	$66,365
Jeremy Buchanan	32,552	153.68%	$50,026
* In connection with her resignation from AES, Ms. Lund forfeited the entirety of her 2021-2023 PU awards.

Further details regarding the 2021-2023 PU payouts can be found in the Summary Compensation Table (2023, 2022, and 2021) in this Amendment.
Other Relevant Compensation Elements and Policies

Perquisites
We generally do not provide any perquisites to our NEOs, with the exception of relocation-related benefits from time to time.

Retirement and Other Broad-Based Employee Benefits
Our NEOs, as well as our other employees, are eligible for the following benefits: participation in a defined contribution (401(k)) plan, group health insurance (including medical, dental, and vision), long- and short-term disability insurance, basic life insurance and paid time off. Mr. Hylander previously participated in The Dayton Power and Light Company Retirement Income Plan (the “DP&L Retirement Income Plan”). Our NEOs are eligible to participate in the AES Restoration Supplemental Retirement Plan (the “RSRP”), a nonqualified deferred compensation plan, which is intended to restore benefits that are limited under our broad-based retirement plans due to statutory limits imposed by the United States Internal Revenue Code (the “Code”). The RSRP’s objective is consistent with our philosophy to provide competitive levels of retirement benefits and to retain talented executives. The RSRP does not contain any enhanced or special benefit formulas for our NEOs. Contributions to the RSRP made in 2023 are included in the All Other Compensation column of the Summary Compensation Table (2023, 2022 and 2021) in this Amendment. Additional information regarding the RSRP is contained in the “Narrative Disclosure Relating to the Non-Qualified Deferred Compensation Table” in this Amendment.

Severance and Change in Control Arrangements
AES maintains certain severance and change in control arrangements, including The AES Corporation Amended and Restated Severance Plan (the “Severance Plan”) and change-in-control provisions in the long-term compensation award agreements. Upon a change-in-control of AES, the unvested portion of all outstanding awards will vest only upon a double-trigger (at target performance levels for performance awards). The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change-in-control. All unvested, outstanding awards include a double-trigger vesting provision. In addition, all NEOs are entitled to payments and benefits under the Severance Plan, in the event of qualifying terminations of employment, both related and unrelated to a change in control, as provided in the Benefits Schedule included therein. Finally, upon a termination of service (other than by reason of death) prior to reaching retirement eligibility, or in the event of a change-in-control, participants’ account balances in the RSRP (described in the Nonqualified Deferred Compensation (2023) Table below) would be paid in a lump sum. Please see “Potential Payments Upon Termination or Change in Control (2023)” below for a more detailed summary of these payments and benefits.

Employment Agreements and Other Arrangements
Our NEOs do not have any employment agreements or other arrangements, except as disclosed herein or in “Potential Payments Upon Termination or Change in Control (2023).”

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

Non-GAAP Measures

In this CD&A, we reference certain non-GAAP measures, including Adjusted EPS, Adjusted Pre-Tax Contribution (“Adjusted PTC”), Subsidiary Distributions, and Parent Free Cash Flow. These measures are described below.

Adjusted Earnings Per Share (Adjusted EPS).

AES defines Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) net gains at Angamos, one of AES’ businesses in its Energy Infrastructure strategic business unit (“SBU”), associated with the early contract terminations with Minera Escondida and Minera Spence.

The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. AES believes that Adjusted EPS better reflects the underlying business performance of the company and is considered in AES’ internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions or equity securities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests or retire debt, and the non-recurring nature of the impact of the early contract terminations at Angamos, which affect results in a given period or periods. Adjusted EPS should not be construed as an alternative to diluted earnings per share from continuing operations, which is determined in accordance with GAAP.

Reconciliation of 2023 AES Adjusted EPS
Year Ended Dec. 31, 2023
Diluted Earnings (Loss) Per Share From Continuing Operations	$0.34
Unrealized derivative and equity security losses [1]	$0.06
Unrealized foreign currency losses [2]	$0.42
Disposition/acquisition losses (gains) [3]	$(0.11)
Impairment losses [4]	$1.23
Loss on extinguishment of debt [5]	$0.10
Less: Net income tax benefit [6]	$(0.28)
Adjusted EPS	$1.76

1Amount primarily relates to unrealized derivative losses due to the termination of a power purchase agreement (“PPA”) of $72 million, or $0.10 per share and net unrealized derivative losses at AES Clean Energy of $20 million, or $0.03 per share, offset by net unrealized derivative gains at the Energy Infrastructure SBU of $46 million, or $0.06 per share.

2 Amount primarily relates to unrealized foreign currency losses in Argentina of $262 million, or $0.37 per share, mainly associated with the devaluation of long-term receivables denominated in Argentine pesos, and unrealized foreign currency losses at AES Andes of $25 million, or $0.03 per share.

3 Amount primarily relates to the gain on sale of Fluence shares of $136 million, or $0.19 per share, partially offset by costs due to early plant closure at the Ventanas 2 and Norgener coal-fired plants in Chile of $37 million, or $0.05 per share, and at Warrior Run of $6 million, or $0.01 per share, and day-one losses recognized at commencement of sales-type leases at AES Renewable Holdings of $20 million, or $0.03 per share.

4 Amount primarily relates to asset impairments at Warrior Run of $198 million, or $0.28 per share, at New York Wind of $139 million, or $0.20 per share, the Norgener coal-fired plant in Chile of $136 million, or $0.19 per share, at TEG and TEP of $76 million and $58 million, respectively, or $0.19 per share, AES Clean Energy development projects of $114 million, or $0.16 per share, at Mong Duong of $88 million, or $0.12 per share, at Jordan of $21 million, or $0.03 per share, and at the GAF Projects at AES Renewable Holdings of $18 million, or $0.03 per share, and a goodwill impairment at the TEG TEP reporting unit of $12 million, or $0.02 per share.

5 Amount primarily relates to losses incurred at AES Andes due to early retirement of debt of $46 million, or $0.07 per share, and loss on early retirement of debt at AES Hispanola Holdings BV of $10 million, or $0.01 per share.

6 Amount primarily relates to income tax benefits associated with the asset impairments at Warrior Run of $46 million, or $0.06 per share, at the Norgener coal-fired plant in Chile of $37 million, or $0.05 per share, at New York Wind of $32 million, or $0.05 per share, at TEG and TEP of $27 million, or $0.04 per share, and at AES Clean Energy development projects of $26 million, or $0.04 per share; income tax benefits associated with the recognition of unrealized losses due to the termination of a PPA of $17 million, or $0.02 per share; income tax benefits associated with losses incurred at AES Andes due to early retirement of debt of $13 million, or $0.02 per share; income tax benefits associated with early plant closure costs in Chile of $10 million, or $0.01 per share; and income tax benefits associated with unrealized foreign currency losses at AES Andes of $7 million, or $0.01 per share; partially offset by income tax expense associated with the gain on sale of Fluence shares of $31 million, or $0.04 per share.

Adjusted EBITDA .

AES defines EBITDA as earnings before interest income and expense, taxes, depreciation, and amortization. AES defines Adjusted EBITDA as EBITDA adjusted for the impact of noncontrolling interest and interest, taxes, depreciation, and amortization of our equity affiliates, adding back interest income recognized under service concession arrangements, and excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) net gains at Angamos, one of AES’ businesses in the Energy Infrastructure SBU, associated with the early contract terminations with Minera Escondida and Minera Spence.

In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted EBITDA includes the other components of AES’ Consolidated Statement of Operations, such as general and administrative expenses in Corporate and Other as well as business development costs, other expense and other income, realized foreign currency transaction gains and losses, and net equity in earnings of affiliates.

The GAAP measure most comparable to Adjusted EBITDA is Net income. AES believes that Adjusted EBITDA better reflects the underlying business performance of the company. Adjusted EBITDA is the most relevant measure considered in AES’ internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses related to derivative transactions or equity securities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests or retire debt, the non-recurring nature of the impact of the early contract terminations at Angamos, and the variability of allocations of earnings to tax equity investors, which affect results in a given period or periods. In addition, each of these metrics represent the business performance of AES before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which AES operates.

Adjusted EBITDA should not be construed as an alternative to Net income, which is determined in accordance with GAAP.

Reconciliation of 2023 AES Adjusted EBITDA
$ in Millions	Year Ended Dec. 31, 2023

Net Income	$(182)
Income tax expense	$261
Interest expense	$1,319
Interest income	$(551)
Depreciation and amortization	$1,128

EBITDA	$1,975
Less: Income from discontinued operations	$(7)
Less: Adjustment for noncontrolling interests and redeemable stock subsidiaries [1]	$(552)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization from equity affiliates	$130
Interest income recognized under service concession arrangements	$71
Unrealized derivative and equity securities losses	$34
Unrealized foreign currency losses	$301
Disposition/acquisition losses (gains)	$(79)
Impairment losses	$877
Loss of extinguishment of debt	$62
Adjusted EBITDA[1]	$2,812

1The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA.

Parent Free Cash Flow.

Reconciliation of 2023 and 2021-2023 AES Parent Free Cash Flow[1]
$ in Millions	Year Ended Dec. 31, 2023	Three Years 2021 - 2023
Net Cash Provided by Operating Activities at the Parent Company[2]	$608	$1,612
Subsidiary Distributions to QHCs Excluded from Schedule 1[3]	$247	$551
Subsidiary Distributions Classified in Investing Activities[4]	$179	$835
Parent-Funded SBU Overheard and Other Expenses Classified in Investing Activities[5]	$(31)	$(249)
Other	$—	$(1)
Parent Free Cash Flow[1]	$1,003	$2,748

1 Parent Free Cash Flow (a non-GAAP financial measure that was used as a performance metric for both the 2023 Performance Incentive Plan awards and the 2021 PU awards) should not be construed as an alternative to Consolidated Net Cash Provided by Operating Activities, which is determined in accordance with U.S. GAAP. Parent Free Cash Flow is the primary, recurring source of cash that is available for use by the Parent Company (or AES). Parent Free Cash Flow is equal to Subsidiary Distributions less cash used for interest costs, development, general and administrative activities, and tax payments by the Parent Company. AES Management uses Parent Free Cash Flow to determine the cash available to pay dividends, repay recourse debt, make equity investments, fund share buybacks, pay Parent Company hedging costs and make foreign exchange settlements. AES believes that Parent Free Cash Flow is useful to investors because it better reflects the Parent Company’s cash available to make growth investments, pay shareholder dividends, and make principal payments on recourse debt. Factors in this determination include availability of subsidiary distributions to the Parent Company and the Company’s investment plan.

2 Refer to Net Cash Provided by Operating Activities at the Parent Company as reported at Part IV—Item 15—Schedule– 1 - Condensed Financial Information of AES’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 26, 2024 (the “AES 2023 10-K”) (“Schedule 1”).

3 Subsidiary distributions received by Qualified Holding Companies (“QHCs”) excluded from Schedule 1. Subsidiary Distributions should not be construed as an alternative to Consolidated Net Cash Provided by Operating Activities for AES, which is determined in accordance with US GAAP. Subsidiary Distributions are important to the Parent Company because the Parent Company is a holding company that does not derive any significant direct revenues from its own activities but instead relies on its subsidiaries’ business activities and the resultant distributions to fund the debt service, investment and other cash needs of the holding company. The reconciliation of the difference between the Subsidiary Distributions and Consolidated Net Cash Provided by Operating Activities consists of cash generated from operating activities that is retained at the subsidiaries for a variety of reasons which are both discretionary and non-discretionary in nature. These factors include, but are not limited to, retention of cash to fund capital expenditures at the subsidiary, cash retention associated with non-recourse debt covenant restrictions and related debt service requirements at the subsidiaries, retention of cash related to sufficiency of local GAAP statutory retained earnings at the subsidiaries, retention of cash for working capital needs at the subsidiaries, and other similar timing differences between when the cash is generated at the subsidiaries and when it reaches the Parent Company and related holding companies.

4 Subsidiary distributions that originated from the results of operations of an underlying investee but were classified as investing activities when received by the relevant holding company included in Schedule 1.

5 Net cash payments for AES-funded SBU overhead, business development, taxes, transaction costs, and capitalized interest that are classified as investing activities or excluded from Schedule 1.

Adjusted Pre-Tax Contribution (“Adjusted PTC”). Adjusted PTC is pre-tax income from continuing operations attributable to AES excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) net gains at Angamos, one of AES’ businesses in the Energy Infrastructure SBU, associated with the early contract terminations with Minera Escondida and Minera Spence. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.

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

REPORT OF THE BOARD OF DIRECTORS
The Board has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended that it be included in this Amendment and in our Annual Report on Form 10-K for the year ended December 31, 2023.

The Board of Directors of IPALCO Enterprises, Inc.

Stephen Coughlin	Susan Harcourt
Bernerd Da Santos	Frédéric Lesage
Ricardo Manuel Falú	Tish Mendoza
Paul L. Freedman	Marc Michael
Gustavo Garavaglia	Olivier Roy Durocher
Kenneth J. Zagzebski

SUMMARY COMPENSATION TABLE (2023, 2022 and 2021) (1)

Name and Principal Position (a)	Year (b)	Salary ($) (c)(2)	Bonus ($) (d)	Stock Awards ($) (e)(3)	Non-Equity Incentive Plan Compensation ($) (g)(4)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)(5)	All Other Compensation ($) (i)(6)	Total ($) (j)
Kenneth J. Zagzebski Pres. and CEO	2023	$500,895	$132,629	$231,805	$871,847	$—	$200,934	$1,938,110
	2022	$448,172	$61,871	$226,103	$698,720	$—	$175,128	$1,609,994
	2021	$452,208	$—	$222,120	$731,496	$—	$65,871	$1,471,695

Kristina Lund Former Pres and CEO	2023	$261,465	$—	$636,527	$—	$—	$108,770	$1,006,762
	2022	$420,009	$—	$277,270	$386,189	$—	$45,648	$1,129,116
	2021	$369,666	$66,528	$1,166,253	$312,978	$—	$92,108	$2,007,533

Ahmed Pasha Former VP and CFO (until January 1, 2024)	2023	$422,823	$—	$159,567	$—	$—	$70,466	$652,856
	2022	$393,776	$12,325	$251,411	$378,797	$—	$64,375	$1,100,684

Brandi Davis-Handy President, AES Indiana; Chief Customer Officer (until February 28, 2024)	2023	$291,823	$24,720	$64,996	$232,419	$—	$14,941	$628,899
	2022	$243,889	$11,349	$93,994	$113,490	$—	$13,892	$476,614

Brian Hylander VP, General Counsel and Secretary	2023	$296,799	$—	$70,010	$209,274	$7,256	$37,780	$621,119
	2022	$260,308	$6,489	$43,953	$185,689	$—	$31,592	$528,031

Jeremy Buchanan VP, HR	2023	$265,000	$25,520	$62,490	$177,624	$—	$29,700	$560,334
	2022	$224,231	$17,382	$35,815	$151,523	$—	$27,450	$456,401
	2021	$179,036	$13,213	$32,557	$106,902	$—	$21,697	$353,405

(1)    The compensation disclosed in this table represents the full amount of compensation paid to each NEO and is not limited to the portion of each NEOs compensation allocated to and paid by IPALCO.
(2)    The base salary earned by each NEO during fiscal years 2023, 2022, or 2021, as applicable.
(3)    Aggregate grant date fair value of PSUs and PCUs granted to Ms. Lund and RSUs granted to all NEOs in the year, which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“FASB ASC Topic 718”), disregarding any estimate of forfeitures related to service-based vesting conditions and assuming a target level of performance. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnotes to financial statements (footnote 19), or Management’s Discussion & Analysis, as appropriate, contained in AES’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 26, 2024 (the “AES 2023 10-K”), which also includes information for 2022 and 2021 The 2023 amounts for Ms. Lund reflect the value of the PSUs, PCUs and RSUs at target. Assuming (i) the maximum market and financial performance conditions are achieved, (ii) in the case of PSUs, the share price at grant, and (iii) in the case of RSUs, an adjustment percentage of +15.0%, the maximum values of PSUs, PCUs, and RSUs granted to Ms. Lund in fiscal year 2023, and payable upon completion of the 2023-2025 performance period is $1,164,842 (PSUs - $381,927; PCUs - $636,510; and RSUs - $146,405). As a result of her resignation from AES in July 2023, Ms. Lund forfeited all of her unvested equity awards. Similarly, in connection with his resignation from AES in January 2024, Mr. Pasha forfeited his 2023 RSU award..
(4)    The value of all non-equity incentive plan awards earned during the 2023 fiscal year and paid in 2024, which includes awards earned under the PI Plan (our annual incentive plan) and awards earned for the three-year performance period ended December 31, 2023 for our cash-based 2021-2023 PUs granted under the LTC Plan. The following chart shows the breakdown of awards under these two plans for each NEO. In connection with their resignations from AES, Ms. Lund and Mr. Pasha each forfeited their right to receive any 2023 Performance Incentive Plan payout, and Ms. Lund forfeited the entirety of her 2021-2023 Performance Units award.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non- Equity Incentive Plan Compensation
Kenneth J. Zagzebski	2023	$530,514	$341,333	$871,847

Kristina Lund	2023	$—	$—	$—

Ahmed Pasha	2023	$—	$—	$—

Brandi Davis-Handy	2023	$164,800	$67,619	$232,419

Brian Hylander	2023	$142,909	$66,365	$209,274

Jeremy Buchanan	2023	$127,598	$50,026	$177,624

(5)    Mr. Hylander previously participated in the DP&L Retirement Plan. Details of this pension plan (and related assumptions) are set forth in the Pension Benefits Table (2023). For Mr. Hylander, the pension value increased from December 31, 2022 to December 31, 2023 by $7,256 due to an decrease in the discount rate (27 basis points). Mr. Zagzebski, Mr. Pasha, Ms. Davis-Handy, Mr. Buchanan, and Ms. Lund do not participate in an employer sponsored pension plan.
(6)    All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans. The following chart shows the breakdown of contributions under these plans for each NEO. For 2023, All Other Compensation includes, in the case of Mr. Zagzebski, relocation-related benefits (further described below), and, in the case of Ms. Lund, payout of accrued paid time off.

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other	Total Other Compensation
Kenneth J. Zagzebski(a)	2023	$29,700	$60,971	$110,263	$200,934

Kristina Lund(b)	2023	$29,700	$22,448	$56,622	$108,770

Ahmed Pasha	2023	$29,700	$40,766	$—	$70,466

Brandi Davis-Handy	2023	$13,200	$1,741	$—	$14,941

Brian Hylander	2023	$29,700	$8,080	$—	$37,780

Jeremy Buchanan	2023	$29,700	$—	$—	$29,700

(a) Other Compensation for Mr. Zagzebski includes $76,901 for relocation expenses and $33,361 for related tax gross-up payments.
(b) Ms. Lund received a payout of $56,622 for paid time off accrued as of the date of her resignation from AES.

GRANTS OF PLAN-BASED AWARDS (2023)
The following table provides information about the plan based cash and equity awards granted to our NEOs in 2023.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4) (i)	Grant Date Fair Value of Stock and Option Awards ($)(5) (j)
Name (a)	Grant Date (b)	Units	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)		Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Kenneth J. Zagzebski	—		$—	$417,728	$835,456	(1)
	24-Feb-23		$115,907	$231,814	$463,628	(2)
	24-Feb-23									9,155	$231,805
Kristina Lund	—		$—	$346,400	$692,800	(1)
	24-Feb-23						159,128	318,255	636,510		$318,255
	24-Feb-23							7,542	15,084		$190,963
	24-Feb-23						4,274	5,028	5,782		$127,309
Ahmed Pasha	—		$—	$253,694	$507,388	(1)
	24-Feb-23		$79,778	$159,556	$319,112	(2)
	24-Feb-23									6,302	$159,567
Brandi Davis-Handy	—		$—	160,000	320,000	(1)
	24-Feb-23		$32,500	65,000	130,000	(2)
	24-Feb-23									2,567	$64,996
Brian Hylander	—		$—	133,560	267,120	(1)
	24-Feb-23		$35,000	70,000	140,000	(2)
	24-Feb-23									2,765	$70,010
Jeremy Buchanan	—		$—	$119,250	$238,500	(1)
	24-Feb-23		$31,250	$62,500	$125,000	(2)
	24-Feb-23									2,468	$62,490

(1)    Amounts in the first row of data for each NEO reflect the threshold, target and maximum annual cash incentive amounts that could have been earned pursuant to 2023 awards granted under the PI Plan. The amounts of annual cash incentive awards earned in 2023 by our NEOs were determined and paid in the first quarter of 2024 to all NEOs with the exception of Mr. Pasha and Ms. Lund and the actual payout amounts are shown in footnote 4 to the Summary Compensation Table. For additional information, please see “2023 Compensation Determinations—2023 Performance Incentive Plan Payouts."
(2)    Amounts in the second row of data for all NEOs with the exception of Ms. Lund reflect the threshold, target and maximum numbers of PUs granted under the LTC Plan. For additional information, please see “2023 Compensation Determinations—Long Term Compensation Elements.” As a result of Mr. Pasha’s resignation from AES, he forfeited his 2023 PU award.
(3)    Amounts in the second, third, and fourth rows of data for Ms. Lund reflect the threshold, target, and maximum numbers of (i) PCUs, (ii) PSUs, and (iii) RSUs (with performance feature) respectively, granted under the LTC Plan. For additional information, please see “2023 Compensation Determinations—Long Term Compensation Elements.” As a result of Ms. Lund’s resignation from AES, she forfeited all of her unvested equity awards.
(4)    The third row of data for each NEO with the exception of Ms. Lund reflects an RSU award granted under the LTC Plan. For additional information, please see “2023 Compensation Determinations—Long Term Compensation Elements.” In connection with his resignation from AES, Mr. Pasha forfeited all of his unvested equity awards.
(5)    Aggregate grant date fair values of PCUs, PSUs and RSUs (with performance feature for Ms. Lund) granted in the year which are computed in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures related to service-based vesting conditions, assuming a target level of performance. Please reference footnote 3 of the “2023 Summary Compensation Table” for additional details.

Descriptions of the compensation elements included in the Summary Compensation Table (2023, 2022 and 2021) and Grants of Plan-Based Awards (2023) Table, including the PI Plan and LTC Plan and awards made thereunder, are set forth in the CD&A.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2023)
The following table contains information concerning unvested AES stock awards granted to the NEOs that were outstanding on December 31, 2023. The market value of stock awards is based on the closing price per share of AES Common Stock on December 29, 2023 of $19.25, the last business day of the 2023 fiscal year. The NEOs do not hold any equity in IPALCO.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)
Kenneth J. Zagzebski	—	—				18,977	$365,307	—	—
Kristina Lund(5)	—	—				—	—	—	—
Ahmed Pasha(5)	—	—				23,802	$458,191	396 (2)	$7,620
	—	—				—	$—	7,518 (3)	$144,722
	—	—				—	—	151,886 (4)	$151,886
Brandi Davis-Handy	—	—				6,081	$117,059	—	—
Brian Hylander	—	—				4,675	$89,994	—	—
Jeremy Buchanan	—	—				3,994	$76,885	—	—

(1) Included in this item are:
a. Grants of RSUs made to all NEOs that vest in three equal installments on the first three anniversaries of the grant date. These awards include:
(i) An RSU grant made on February 19, 2021 for which the final installment vested on February 19, 2024. For Mr. Pasha, a portion of this award was subject to a +/-15.0% modifier based on ESG goals. The full portion of the final installment is included.
(ii) An RSU grant made on February 24, 2022 for which the second installment vested on February 24, 2024, and the third installment will vest on February 24, 2025. For Mr. Pasha, a portion of this award is subject to a +/-15.0% modifier based on ESG goals. This portion of the award is shown in the “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” column and described in footnote 4 below.
(iii) An RSU grant made on February 24, 2023 for which the first installment vested on February 24, 2024, and the remaining two installments will vest on February 24, 2025 and February 24, 2026, respectively.
b. Grants of RSUs made to Mr. Pasha on November 19, 2021 that vest in four installments for which 10% vested on November 19, 2022, 15% vested on November 19, 2023, 25% would have vested on November 19, 2024, and 50% would have vested on November 19, 2025.
(2) Included in this item are PSUs for Mr. Pasha granted on February 24, 2022 that would have vested if earned, upon final certification of results in the first quarter of 2025, based on the financial performance condition of AES’ three-year cumulative Parent

Free Cash Flow, subject to AES Compensation Committee approval, and three-year service conditions (but only when and to the extent financial performance conditions are met). Based on AES’ performance through the end of fiscal year 2023 relative to the performance criteria, our current period to-date results for the 2022-2024 ongoing performance period is between target and maximum, and thus the maximum number of PSUs granted in 2022 are included above.
(3) Included in this item are PCUs granted to Mr. Pasha on February 24, 2022 which would have vested if earned, on February 24, 2025 based AES’ three-year cumulative Total Stockholder Return relative to peer indices and three-year service conditions (but only when and to the extent the market performance conditions are met). Based on AES’ performance through the end of fiscal year 2023 relative to the performance criteria, our current period to-date results for the 2022-2024 ongoing performance period is between threshold and target and thus the target number of PCUs granted in 2022 are included above.
(4) This item represents a portion of an RSU grant made to Mr. Pasha on February 24, 2022 for which the second installment would have vested on February 24, 2024, and the remaining installment would have vested on February 24, 2025. Portions of these awards that vest solely based on continued service with the Company are shown in the “Number of Shares or Units of Stock That Have Not Vested” column and described in footnote 2 above for Mr. Pasha. The portions of the awards shown in this column are subject to a +/-15.0% modifier of the target number of restricted stock units comprising the full award based on ESG goals. Based on AES’ performance through the end of the fiscal years relative to the ESG goals, our current period to-date results for the 2022- 2024 ongoing performance period is between threshold and target and thus the target numbers of RSUs granted in 2022 and subject to the +/-15.0% modifier is included above.
(5) In connection with Ms. Lund’s resignation from AES in July 2023, she forfeited all of her unvested equity at the time (including her 2023 LTC Plan awards). Similarly, in connection with Mr. Pasha’s resignation from AES in January 2024, he forfeited all of his unvested equity at the time.

OPTION EXERCISES AND STOCK VESTED (2023)
The following table contains information concerning the vesting of RSU awards held by the NEOs during 2023.

	Option Awards		Stock Awards (1)
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Kenneth J. Zagzebski	—	—	9,785	$223,421
Kristina Lund	—	—	4,427	$106,845
Ahmed Pasha	—	—	5,610	$128,258
Brandi Davis-Handy	—	—	2,015	$45,982
Brian Hylander	—	—	1,881	$42,990
Jeremy Buchanan	—	—	1,382	$31,669

(1)Vesting of stock awards in 2023 consisted of separate grants, as set forth in the following tables:

Number of Shares Acquired on Vesting (#)

Name	2/21/2020 RSUs (i)	2/19/2021 RSUs (ii)	2/24/2022 RSUs (iii)	2/24/2022 RSUs (iv)	11/19/2021 RSUs (v)	Total (#)
Kenneth J. Zagzebski	3,568	2,615	3,602	—	—	9,785
Kristina Lund	1,402	1,958	—	1,067	—	4,427
Ahmed Pasha	1,591	—	—	968	3,051	5,610
Brandi Davis-Handy	—	518	1,497	—	—	2,015
Brian Hylander	673	508	700	—	—	1,881
Jeremy Buchanan	429	383	570	—	—	1,382

Value Realized on Vesting ($)

Name	2/21/2020 RSUs (i)	2/19/2021 RSUs (ii)	2/24/2022 RSUs (iii)	2/24/2022 RSUs (iv)	11/19/2021 RSUs (v)	Total
Kenneth J. Zagzebski	74,036	74,031	75,354	—	—	223,421
Kristina Lund	29,092	55,431	—	22,322	—	106,845
Ahmed Pasha	33,013	—	—	20,251	74,994	128,258
Brandi Davis-Handy	—	14,665	31,317	—	—	45,982
Brian Hylander	13,965	14,381	14,644	—	—	42,990
Jeremy Buchanan	8,902	10,843	11,924	—	—	31,669

(i) The February 21, 2020 RSU grant vested in three equal installments beginning on the first anniversary of the grant date. The vesting of the third installment occurred on February 21, 2023 at a vesting price of $20.75.

(ii) The February 19, 2021 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the second installment occurred on February 19, 2023 at a vesting price of $28.31.

(iii) The February 24, 2022 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on February 24, 2023 at a vesting price of $20.92.

(iv) The February 24, 2022 RSU grant for Mr. Pasha and Ms. Lund vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on February 24, 2023 at a vesting price of $20.92.

(v) The November 19, 2021 RSU grant for Mr. Pasha vests in four installments beginning on the first anniversary of the grant date. The vesting of the second installment of 15% occurred on November 19, 2023 at a vesting price of $24.58.

PENSION BENEFITS (2023)

The following table provides information with respect to the DP&L Retirement Income Plan which is the only defined benefit pension plan in which any of the NEOs participate.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(2)	Present Value of Accumulated Benefit ($) (d)(3)(4)	Payments During Last Fiscal Year ($) (e)(5)
Kenneth J. Zagzebski(1)	—	—	$—	$—
Kristina Lund(1)	—	—	$—	$—
Ahmed Pasha(1)	—	—	$—	$—
Brandi Davis-Handy(1)	—	—	$—	$—
Brian Hylander	DP&L Retirement Income Plan	4.00	$71,058	$—
Jeremy Buchanan(1)	—	—	$—	$—

(1)Mr. Zagzebski, Mr. Pasha, Ms. Davis-Handy, Mr. Buchanan and Ms. Lund do not participate in an employer-sponsored pension plan.
(2)Assumes 1,000 hours earned in plan years 2009-2012.
(3)Based on the census data as reported by AES for valuation purposes and the following assumptions:

Measurement Date	12/31/2023	12/31/2022	12/31/2021
Discount Rate - DPL	5%	5.41%	2.83%
Post-retirement Mortality	PRI-2012 projected generationally with MSS-2023	PRI-2012 projected generationally with MSS-2022	PRI-2012 projected generationally with MSS-2021
Pre-retirement Mortality	Not applicable	Not applicable	Not applicable
Withdrawal	Not applicable	Not applicable	Not applicable
Retirement Age	62	62	62
Form of Payment	Single Life Annuity	Single Life Annuity	Single Life Annuity

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Termination from Plan Participation
Mr. Hylander	8/8/1973	6/30/2012

(4) Accumulated Benefit calculations for Mr. Hylander include frozen accrued monthly benefit of $778.69 and the $187.50 monthly supplemental benefit payable from age 62 to age 65.

For Mr. Hylander, the pension value increased from December 31, 2022 to December 31, 2023 due to the decrease in discount rate (27 basis points).

Employee Retirement Plans

The DP&L Retirement Income Plan

The DP&L Retirement Income Plan is a qualified defined benefit plan that provides retirement benefits to employees of DP&L and its affiliates who are participating employers who meet the participation requirements. DP&L is a sister company to IPALCO and NEOs may receive benefits under DP&L plans if they were previously employed by DP&L. Mr. Hylander was eligible to participate in the DP&L Retirement Income Plan from 2009 to 2012 and has a frozen benefit as of 2012. The DP&L Retirement Income Plan covers both union (unit) and nonunion (management) employees. Plan provisions differ by union, management pre-2011 hires (Legacy), and management post-2010 hires. Mr. Hylander is in the management pre-2011 hires category. Mr. Hylander is not currently eligible for early retirement benefits under the DP&L Retirement Income Plan.

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

NONQUALIFIED DEFERRED COMPENSATION (2023)

The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)(1)	Registrant Contributions in Last Fiscal Year ($) (c)(2)	Aggregate Earnings in Last Fiscal Year ($) (d)(3)	Aggregate Withdrawals/Distributions ($) (e)(4)	Aggregate Balance at Last FYE ($) (f)(5)
Kenneth J. Zagzebski - RSRP	$57,200	$60,971	$42,622	$—	$575,860
Kristina Lund - RSRP	$170	$22,448	$799	$(104,182)	$—
Ahmed Pasha - RSRP	$15,600	$40,766	$35,680	$—	$336,463
Brandi Davis-Handy - RSRP	$—	$1,741	$72	$—	$1,813
Brian Hylander - RSRP	$19,813	$8,080	$14,356	$(14,924)	$106,619
Jeremy Buchanan - RSRP	$26	$—	$5	$—	$31

(1)Amounts in this column represent elective contributions by the NEO to the RSRP in 2023.
(2)Amounts in this column represent employer contributions to the RSRP in 2023. The amount reported in this column and the employer’s additional contributions to the AES 401(k) plans are included in the amounts reported in the 2023 row of the "All Other Compensation" column of the Summary Compensation Table (2023, 2022 and 2021).
(3)Amounts in this column represent investment earnings under the RSRP.
(4)Amounts in this column represent distributions from the RSRP.
(5)Amounts in this column represent the balance of amounts in the RSRP at the end of 2023 and are included in the Summary Compensation Table as described in footnote 2 herein. In the 2022 and 2021 rows of the Summary Compensation Table, the amounts of $18,458 and $14,203 were previously reported for Ms. Lund. In the 2022 row of the Summary Compensation Table, the amounts $49,525 and $21,196 were previously reported for Mr. Pasha and Mr. Hylander, respectively. In connection with her resignation from AES, Ms. Lund received a lump sum distribution which brought her balance to zero.

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table

The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

The Code places statutory limits on the amount that participants, such as our NEOs, can contribute to The AES Corporation Retirement Savings Plan (the “AES 401(k) Plan”). As a result of these regulations, matching contributions to the AES 401(k) Plan accounts of certain of our NEOs who participated in that plan in fiscal year 2023 were limited. To address the fact that participant and company contributions are restricted by the statutory limits imposed by the Code, our NEOs and other highly compensated employees are eligible to participate in the RSRP, which is designed primarily to restore benefits limited under our broad-based retirement plans due to statutory limits imposed by the Code.

Individuals who participate in the RSRP may defer up to 80% of their base salary and up to 100% of their annual bonus under the RSRP. AES provides a matching contribution to the RSRP for individuals who actively defer and who are also subject to statutory limits.

AES may maintain up to four separate deferral accounts for participants in the RSRP, each of which may have a different distribution date and a different distribution option. A participant in the RSRP may elect to have distributions made in a lump-sum payment or annually over a period of two to fifteen years. All RSRP distributions are made in cash.

Under the RSRP, individuals have the ability to select from a list of hypothetical investments. The investment options are functionally equivalent to the investments made available to all participants in the AES 401(k) Plan. Individuals may change their hypothetical investments within the time periods that are permitted by the AES Compensation Committee, provided that they are entitled to change such designations at least quarterly.

Earnings or losses are credited to the deferral accounts by the amount that would have been earned or lost if the amounts were actually invested.

Individual RSRP account balances are always 100% vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2023)

The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment, both related and unrelated to a change in control, or a change in control of AES. The following amounts assume that a termination or change in control of AES occurred on December 31, 2023, and, where applicable, uses the closing price per share of AES Common Stock of $19.25 (as reported on the NYSE on December 29, 2023). None of the applicable NEOs would be entitled to compensation upon a change in control of IPALCO.

For each applicable NEO, the payments and benefits detailed in the table below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated or accrued vested benefits for each NEO, including those set forth in the Pension Benefits (2023).

	Termination
Name (1)	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Kenneth J. Zagzebski
Cash Severance (2)	$—	$491,445	$491,445	$—	$—	$—
Accelerated Vesting of LTC (3)	$—	$—	$823,225	$823,225	$823,225	$—
Benefits Continuation (4)	$—	$19,016	$19,016	$—	$—	$—
Outplacement Assistance (5)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$535,461	$1,358,686	$823,225	$823,225	$—
Ahmed Pasha
Cash Severance (2)	$—	$422,823	$422,823	$—	$—	$—
Accelerated Vesting of LTC (3)	$—	$—	$921,976	$921,976	$921,976	$—
Benefits Continuation (4)	$—	$21,716	$21,716	$—	$—	$—
Outplacement Assistance (5)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$469,539	$1,391,515	$921,976	$921,976	$—
Brandi-Davis Handy
Cash Severance (1)	$—	$320,000	$320,000	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$276,059	$276,059	$276,059	$—
Benefits Continuation (3)	$—	$13,960	$13,960	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$358,960	$635,019	$276,059	$276,059	$—
Brian Hylander
Cash Severance (1)	$—	$188,354	$188,354	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$203,956	$203,956	$203,956	$—
Benefits Continuation (3)	$—	$13,675	$13,675	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$202,029	$405,985	$203,956	$203,956	$—
Jeremy Buchanan
Cash Severance (1)	$—	$168,173	$168,173	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$175,192	$175,192	$175,192	$—
Benefits Continuation (3)	$—	$21,716	$21,716	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$189,889	$365,081	$175,192	$175,192	$—

(1)In connection with Ms. Lunds's resignation from AES on July 21, 2023, she did not receive any cash payments or continued benefits, and she forfeited all of her unvested equity and her right to receive any 2023 PI Plan payout. Similarly, Mr. Pasha resigned from AES on January 1, 2024, and did not receive any cash payments or continued benefits, and he forfeited all of his unvested equity.
(2)In addition to the amounts reflected in the above table, a pro rata bonus, to the extent earned, would be payable to Mr. Zagzebski, Mr. Pasha and Ms. Davis-Handy upon a termination without cause or a qualifying termination following a change in control. Pro rata bonus amounts are not included in the above table because, as of December 31, 2023, the service and performance conditions under AES’ 2023 PI Plan would have been satisfied, so such amounts would be paid irrespective of whether a termination or change in control occurs.
(3)Accelerated vesting of LTC Plan awards includes:
•The value of outstanding RSUs granted in February 2021, 2022 and 2023 (at the target payout level for RSUs with a performance feature);
•For Mr. Pasha the value of unvested PSUs granted in February 2022 at the target payout level;
•The value of unvested PUs granted in February 2022 and 2023 at the target payout level; and
•For Mr. Pasha the value of PCUs granted in February 2022 at the target payout level.

The following table provides further detail on accelerated vesting of LTC Plan awards by award type.

Name	Zagzebski	Pasha	Davis-Handy	Hylander	Buchanan
Long-Term Award Type:
Performance Stock Units	$—	$144,722	$—	$—	$—
Restricted Stock Units	$365,307	$465,812	$117,059	$89,994	$76,885
Performance Units	$457,918	$159,556	$159,000	$113,962	$98,307
Performance Cash Units	$—	$151,886	$—	$—	$—
Total Accelerated LTC Vesting	$823,225	$921,976	$276,059	$203,956	$175,192

(4)    Upon a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2023, based on the coverage in place at the end of December 2023. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.
(5)    Upon a termination without cause or a qualifying termination following a change in control, Mr. Zagzebski, Mr. Pasha and Ms. Davis-Handy are eligible for outplacement benefits. The estimated value of this benefit is $25,000.

Additional Information Relating to Potential Payments upon Termination of Employment or
Change in Control

The following narrative outlining our compensatory arrangements with our NEOs is in addition to other summaries of their terms found in the CD&A of this Amendment.

Potential Payments upon Termination under the AES Corporation Severance Plan

The Severance Plan provides for certain payments and benefits to participants upon the Involuntary Termination or Termination for Good Reason of their employment under certain circumstances, including the execution of a release by the participant pursuant to the terms of the Severance Plan. As of December 31, 2023, all of our NEOs were entitled to the benefits provided by the Severance Plan in 2023 and are entitled to the applicable severance payments and benefits set forth on the benefits schedules included therein (except for Ms. Lund who resigned from AES in July 2023). The discussion below relates to the NEOs who were employees on December 31, 2023.

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

Upon the termination of employment under the above circumstances, Mr. Zagzebski, Mr. Pasha and Ms. Davis-Handy would be entitled to receive the following:

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
◦In the event that they elect COBRA coverage under the health plan in which they participate, continuation of employer paid premiums for such coverage (for up to 12 months) in an amount equal to that paid for active employees under the same health plan. They would also receive continuation of dental and vision benefit programs, with Mr. Zagzebski, Mr. Pasha and Ms. Davis-Handy paying the same portion of the premiums as were previously paid as an employee;

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

In the event of a qualifying termination under the Severance Plan, Mr. Hylander and Mr. Buchanan would be entitled to 7-months prorated annual compensation and continuation of health, dental and vision benefits during this 7-month period. Mr. Pasha resigned from AES in January 2024 and did not receive any of the benefits described herein under the Severance Plan.

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

Performance Stock Units, Performance Cash Units, Restricted Stock Units and Performance Units. Except for Ms. Lund, all of our NEOs held RSUs and PUs as of December 31, 2023, and Mr. Pasha also held PSUs and PCUs as of December 31, 2023. If an NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of a PSU, PCU or RSU, the PSUs (at target), the PCUs (at target) and/or RSUs (at target, in the case of RSUs with a performance feature) will immediately vest and be delivered. If a NEO separates from service prior to the end of a performance period due to death or disability, all PUs will vest on such termination date and a cash amount equal to $1 for each PU generally will be paid to the NEO on such date or as soon as practicable thereafter.

With PSUs, PCUs RSUs and PUs, voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding units. Involuntary termination allows prorated time-vesting in increments of one-third or two-thirds vesting in the case of PSUs, PCUs and PUs. Under a qualified retirement, which requires approval of the AES Compensation Committee, the NEO must either reach i) 60 years of age and 7 years of service with the Company or an affiliate or ii) at least 57 years of age and at least 10 years of service with the Company or an affiliate, and, if the AES Compensation Committee so approves, such awards will be paid on the original schedule and, in the case of performance awards, subject to performance against the applicable goals of the awards. In the case of Mr. Zagzebski, he has reached both the age and years of service criteria to be eligible for qualified retirement. If he had retired on December 31, 2023, and if the AES Compensation Committee approved a qualified retirement, the aggregate value of his PUs (assuming target performance) and RSUs would have been $823,225.

If a change in control occurs prior to the end of the three-year performance period, outstanding PSUs, (at target), PCUs (at target), RSUs (at target performance, in the case of RSUs with a performance feature) and PUs (at target) will only become fully vested should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control (other than for a qualifying retirement).

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

Director Compensation

None of our current directors receives any compensation for his or her services on the Board. The compensation for our NEOs who also serve as directors is fully reflected in the Summary Compensation Table (2023, 2022 and 2021) and other tables set forth in this Amendment. No director who served on our Board for any part of 2023 that is or was also an employee of AES Indiana, AES, or any of its affiliates, received any additional payment for their services on the Board. Information regarding the compensation received by current and former directors in their capacities as employees of our affiliates is set forth in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment. We did not have any non-employee directors who received compensation for their services on the Board in 2023.

Compensation Committee Interlocks and Insider Participation

The Board of IPALCO does not have a compensation committee. Please see the CD&A in this Amendment for a discussion of the process undertaken in setting executive compensation, including the persons who, during the last completed fiscal year, participated in the NEO compensation process. The Executive Compensation Review Team (consisting of the AES CEO and the AES CHRO) is responsible for reviewing and administering compensation for our NEOs. Accordingly, none of our executive officers who are also members of our Board, participate in the deliberations and/or approvals regarding their own compensation.

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

CEO Pay Ratio

As required by SEC rules, we are disclosing the median of the annual total compensation of all employees of IPALCO (excluding the CEO), the annual total compensation of the CEO, and the ratio of the median of the annual total compensation of all employees to the annual total compensation of the chief executive officer.

We may identify our median employee for purposes of providing pay ratio disclosure once every three years and calculate and disclose total compensation for that employee each year, provided that, during the last completed fiscal year, there has been no change in the employee population or employee compensation arrangements that we reasonably believe would result in a significant change to the prior year’s CEO pay ratio disclosure. We reviewed the changes in our employee population and employee compensatory arrangements and determined there has been no change that would significantly impact the 2021 CEO pay ratio disclosure and ultimately require us to identify a new median employee for 2023. As a result, we used the same median employee for the 2023 CEO pay ratio as we did for the 2021 CEO pay ratio disclosure.

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

For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee’s annual total compensation are calculated consistent with the disclosure requirements of executive compensation under Item 402(c)(2)(x) of Regulation S-K. In 2023, both Ms. Lund and Mr. Zagzebski served as CEO of IPALCO. We used Mr. Zagzebski’s annualized compensation, which is consistent with the 2023 values reflected in the Summary Compensation Table, to calculate the CEO pay ratio for IPALCO.

For fiscal 2023, the median employee’s annual total compensation was $189,134, and the total annual compensation of our President and CEO (Mr. Zagzebski) was $1,938,110. Based on this information, the ratio of the total annual compensation of our CEO to the total annual compensation of our median employee for fiscal 2023 is 10.25:1.

The Company has not made any of the adjustments permissible by the SEC, nor have any material assumptions or estimates been made to identify the median employee or to determine total annual compensation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following two tables set forth information regarding the beneficial ownership of IPALCO’s Common Stock as of March 15, 2024 based on 108,907,318 shares outstanding as of such date, and AES’ Common Stock as of March 15, 2024 based on 710,808,795 shares outstanding as of such date by (a) each current Director of IPALCO and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers of IPALCO as a group and (c) all persons who are known by IPALCO to be the beneficial owners of more than five percent (5%) of the Common Stock of IPALCO. Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of IPALCO and AES Common Stock.

Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc. One Monument Circle, Indianapolis, Indiana 46204.
(a)    Common Stock of IPALCO(1)

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of IPALCO Common Stock Outstanding
AES U.S. Investments, Inc.	89,685,177	82.35%
CDP Infrastructures Fund, L.P.
1000, Place Jean-Paul-Riopelle
Montréal (Québec) H2Z 2B3	19,222,141	17.65%
All Directors and Executive Officers as a Group (15 people)	0	0%

(b)    Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (2)(3)	Percent of Class (2)(3)
Jeremy Buchanan	NEO	11,657	*
Stephen Coughlin	Director	107,003	*
Bernerd Da Santos	Director	406,923	*
Brandi Davis-Handy	NEO	9,210	*
Ricardo Falú	Director	84,785	*
Paul L. Freedman	Director	106,838	*
Gustavo Garavaglia	Director	—	*
Susan Harcourt	Director	14,503	*
Brian Hylander	NEO	21,686	*
Frédéric Lesage	Director	—	*
Kristina Lund	NEO	9,000	*
Tish Mendoza	Director	298,902	*
Marc Michael	Director	12,813	*
Ahmed Pasha	NEO	—	*
Olivier Roy Durocher	Director	—	*
Kenneth J. Zagzebski	Director and NEO	47,338	*
All Directors and Executive Officers as a Group (15 people)		1,143,136	*
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

(2)    The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of March 15, 2024, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)    Includes (a) the following shares issuable upon exercise of options outstanding as of March 15, 2024 that are able to be exercised within 60 days of March 15, 2024: Mr. Buchanan – 0 shares; Mr. Coughlin – 0 shares; Mr. Da Santos – 66,250 shares; Ms. Davis-Handy – 0 shares; Mr. Falú – 0 shares; Mr. Freedman - 0 shares; Mr. Garavaglia – 0 shares; Ms. Harcourt – 0 shares; Mr. Hylander – 0 shares; Mr. Lesage - 0 shares; Ms. Lund – 0 shares; Ms. Mendoza – 66,250 shares; Mr. Michael – 0 shares; Mr. Pasha – 0 shares; Mr. Roy Durocher – 0 shares; Mr. Zagzebski – 0 shares; all directors and executive officers as a group - 132,500 shares; (b) the following shares held in The AES Retirement Savings Plan: Mr. Buchanan - 1,106 shares; Mr. Coughlin – 0 shares; Mr. Da Santos - 30,211 shares; Ms. Davis-Handy – 0 shares; Mr. Falú – 0 shares; Mr. Freedman - 2,835 shares; Mr. Garavaglia – 0 shares; Ms. Harcourt - 0 shares; Mr. Hylander – 2,123 shares; Mr. Lesage - 0 shares; Ms. Lund - 0 shares; Ms. Mendoza – 27,276 shares; Mr. Michael - 14 shares; Mr. Pasha – 0 shares; Mr. Roy Durocher - 0 shares; Mr. Zagzebski – 0 shares; all directors and executive officers as a group – 63,565 shares. Data provided for Ms. Lund and Mr. Pasha is as of March 15, 2023, and is adjusted to reflect forfeiture of all of their unvested equity upon their resignation from AES.

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

Equity Securities under Compensation Plans

As described in this Amendment, there are no equity compensation plans under which equity securities of IPALCO are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock. For information regarding AES’ LTC Plan, see the “Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2023)” table in the AES 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Insurance, Employee Benefit Plans and Tax Arrangements with AES

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AES Global Insurance Company, a wholly owned subsidiary of AES. AES Indiana is not self-insured on property insurance but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company but controlled by a third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to AES Indiana of coverage under the property insurance program with AES Global Insurance Company was approximately $11.7 million, $9.5 million and $7.0 million in 2023, 2022 and 2021, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the Consolidated Statements of Operations accompanying the 2023 10-K. As of December 31, 2023, and 2022, we had prepaid approximately $7.5 million and $3.4 million, respectively, for coverage under these plans, which is recorded in “Prepayments and other current assets” on the Consolidated Balance Sheets accompanying the 2023 10-K.

AES Indiana participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $19.0 million, $25.3 million and $23.7 million in 2023, 2022 and 2021, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the Consolidated Statements of Operations accompanying the 2023 10-K. We had no prepaids for coverage under this plan as of December 31, 2023, and 2022, respectively.

AES files federal and state income tax returns, which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $36.5 million and $18.0 million as of December 31, 2023, and 2022, respectively, which is recorded in “Taxes Receivable” on the Consolidated Balance Sheets accompanying the 2023 10-K. See Note 7, "Income Taxes" to the audited consolidated financial statements of IPALCO for more information.

Long Term Compensation Plan
During 2023, 2022 and 2021, many of AES Indiana’s non-union employees received benefits under the AES LTC Plan. This type of plan is a common employee retention tool used in our industry. Benefits under this plan include awards granted in the form of PUs and PCUs payable in cash and AES RSUs and PSUs payable in AES Common Stock. RSUs vest ratably over a three-year period generally subject to continued employment, and PSUs vest, if earned, at the end of a three-year period based on performance and continued employment. The PUs and PCUs are payable in cash and vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2023, 2022 and 2021 was $0.3 million, $0.2 million and $0.2 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations accompanying the 2023 10-K. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets accompanying the 2023 10-K in accordance with ASC 718 “Compensation - Stock Compensation.”

See also Note 8, “Benefit Plans” to the audited consolidated financial statements of AES Indiana for a description of benefits awarded to AES Indiana employees by AES under the RSP.

Service Company
Effective January 1, 2014, the Service Company began providing certain services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US Operations. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Indiana, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company on behalf of IPALCO were $73.8 million, $60.3 million and $58.4 million during 2023, 2022 and 2021, respectively. Total costs incurred by IPALCO on behalf of the Service Company during 2023, 2022 and 2021 were $11.9 million, $10.0 million and $10.4 million, respectively, which are included as a reduction in charges from the Service Company. These costs were included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations accompanying the 2023 10-K. IPALCO had a payable balance with the Service Company of $25.6 million and $2.1 million as of December 31, 2023, and 2022, respectively, which is recorded in “Accounts payable” on the Consolidated Balance Sheets accompanying the 2023 10-K.

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

Related Person Policies and Procedures

IPALCO is owned by two shareholders, one of which is wholly-owned by AES. As such, IPALCO does not maintain the type of separate related person transaction policy that is customarily maintained by more widely-held public companies. The US and Utilities has a designated compliance officer who ensures that the core values of AES and its subsidiaries are communicated to, and followed by, employees throughout the organization as set forth in the Code of Conduct and other policies adopted by IPALCO and its affiliated companies. The Code of Conduct expressly requires that employees avoid conflicts of interests and engage in fair dealing, among other requirements, to ensure that transactions entered into by IPALCO, and other affiliated companies are in the best interests of the organization.

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

Employees of IPALCO and CDPQ Affiliated Companies
None of our Board members are directly employed by IPALCO. All of our Board members are employees of our two shareholders and/or their affiliated companies, and only receive compensation in their capacities as employees of these affiliated entities. The compensation paid to IPALCO directors that are also NEOs for services performed as employees of our affiliates for 2023 is set forth in “Item 11. Executive Compensation” of this Amendment. None of our Board members are compensated for their service on our Board.

The compensation received by each of our executive officers and directors who are employees of companies affiliated with AES was in excess of $120,000 in 2023 for services performed on behalf of AES or the US and Utilities, including for services provided to IPALCO and AES Indiana. The components of the compensation paid to all of our executive officers in 2023 was consistent with the compensation elements for our NEOs as disclosed in “Item 11. Executive Compensation” of this Amendment.

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
Third Supplemental Indenture, dated as of April 1, 1949 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Tenth Supplemental Indenture, dated as of October 1, 1960 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Eighteenth Supplemental Indenture, dated as of February 15, 1974 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Forty-Eighth Supplemental Indenture, dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Third Supplemental Indenture, dated as of October 1, 2006 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 Form 10-K)
Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)
Sixty-Third Supplemental Indenture, dated as of September 1, 2015 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on September 28, 2015)
Sixty-Fourth Supplemental Indenture, dated as of May 1, 2016 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2016 Form 10-Q)
Sixty-Fifth Supplemental Indenture, dated as of December 1, 2016 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2016 Form 10-K)
Sixty-Sixth Supplemental Indenture, dated as of November 1, 2018 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2018 Form 10-K)
Sixty-Seventh Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit No. 4.3A to IPALCO's December 31, 2020 Form 10-K)
Sixty-Eighth Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit No. 4.3B to IPALCO's December 31, 2020 Form 10-K)
Sixty-Ninth Supplemental Indenture, dated as of July 1, 2021 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's June 30, 2021 Form 10-Q)
Seventieth Supplemental Indenture, dated as of July 1, 2021 (Incorporated by reference to Exhibit No. 4.2 to IPALCO's June 30, 2021 Form 10-Q)
Seventy-First Supplemental Indenture, dated as of November 15, 2022 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2022 Form 10-K)

Seventy-Second Supplemental Indenture between AES Indiana and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated March 1, 2024, for the 5.700% First Mortgage Bonds due 2054 (Incorporated by reference to Exhibit No. 4.4 to IPALCO’s Form 8-K dated as of March 18, 2024)

4.4
Indenture between IPALCO Enterprises, Inc. and U.S. Bank, National Association, as Trustee, dated August 22, 2017 for IPALCO’s 3.70% Senior Secured Notes due 2024 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s August 22, 2017 Form 8-K)

4.5
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon trust Company, N.A., as Collateral Agent, dated August 22, 2017 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended (Incorporated by reference to Exhibit No. 4.2 to IPALCO’s August 22, 2017 Form 8-K)

4.6
Indenture between IPALCO Enterprises, Inc. and U.S. Bank National Association, as Trustee, dated April 14, 2020 for the 4.250% Senior Secured Notes due 2030 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's April 14, 2020 Form 8-K)

4.7
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated April 14, 2020 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended and supplemented (Incorporated by reference to Exhibit No. 4.2 to IPALCO's April 14, 2020 Form 8-K)

4.8
Indenture between IPALCO Enterprises, Inc. and U.S. Bank Trust Company, National Association, as trustee, dated March 14, 2024, for the 5.750% Senior Secured Notes due 2034 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s Form 8-K dated as of March 18, 2024)

4.9
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated March 14, 2024 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended and supplemented (Incorporated by reference to Exhibit No. 4.2 to IPALCO’s Form 8-K dated as of March 18, 2024)

4.10
Registration Rights Agreement, dated March 14, 2024, among IPALCO Enterprises, Inc. and J.P. Morgan Securities LLC, PNC Capital Markets LLC and U.S. Bancorp Investments, Inc., as representatives of the initial purchasers of the Notes (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Form 8-K dated as of March 18, 2024)

10.1
Interconnection Agreement, dated April 1, 2008, between American Electric Power Service Corporation, as agent for Indiana Michigan Power Company, and IPL (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.2
Interconnection Agreement, dated December 2, 1968, between IPL and Southern Indiana Gas and Electric Company as modified through Modification Number 11 (Incorporated by reference to Exhibit No. 10.2 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.3
Interconnection Agreement dated December 1, 1981, between IPL and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 6 (Incorporated by reference to Exhibit No. 10.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.4
Tenth Supplemental Agreement to the Interconnection Agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002, amending and completely restating prior agreements (Incorporated by reference to Exhibit No. 10.4 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.5
$350,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, dated December 22, 2022, among Indianapolis Power & Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Joint Bookrunner and Joint Lead Arranger, U.S. Bank, National Association, as Syndication Agent, Joint Bookrunner and Joint Lead Arranger and The Huntington National Bank, as Documentation Agent (Incorporated by reference to Exhibit 10.1 to IPALCO's Current Report on Form 8-K filed on December 23, 2022)

10.6
$300,000,000 Term Loan Agreement by and among Indianapolis Power & Light Company, d/b/a AES Indiana the Lenders Party Hereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Bookrunner and Joint Lead Arranger, U.S. Bank National Association, as Syndication Agent and Joint Lead Arranger, and The Huntington National Bank, as Documentation Agent and Joint Lead Arranger, dated as of November 21, 2023

10.7
Subscription Agreement by and between IPALCO and CDP Infrastructures Fund G.P., a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec dated December 14, 2014 (Incorporated by reference to Exhibit 10.10 to IPALCO’s December 31, 2014 10-K/A)

10.8
IPALCO’s Shareholders’ Agreement by and among AES U.S. Investments, Inc., IPALCO Enterprises, Inc. and CDP Infrastructures Fund G.P. dated as of February 11, 2015 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s March 31, 2015 10-Q)

10.9
The AES Corporation 2023 Long Term Compensation Plan, as amended and restated, dated October 11, 2023 (Incorporated by reference to Exhibit 10.5 of the AES Corporation's Form 10-K for the year ended December 31, 2023)

10.10
The AES Corporation Performance Incentive Plan, as amended and restated on October 10, 2023 (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.11	The AES Corporation Severance Plan, as amended and restated on August 4, 2017 (Incorporated by reference to Exhibit 10.1 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2017)
10.12
The AES Corporation Restoration Supplemental Retirement Plan, as amended and restated, effective October 10, 2023 (Incorporated by reference to Exhibit 10.12 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.13
Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.7 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.14
Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.8 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.15
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.11 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.16
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.4 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2015)

10.17
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.9 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

21	Subsidiaries of IPALCO Enterprises, Inc (Incorporated by reference to Exhibit 21 to IPALCO's December 31, 2023 Form 10-K)
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of IPALCO’s December 31, 2023 Form 10-K)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of IPALCO’s December 31, 2023 Form 10-K)

31.3
Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4
Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2023 Form 10-K)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 of IPALCO’s December 31, 2023 Form 10-K)

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

*Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2024, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2023, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
Date:	April 29, 2024	By:	/s/ Kenneth J. Zagzebski
			Name:	Kenneth J. Zagzebski
			Title:	President and Chief Executive Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to security holders.