Form 10-Q
period 2024-03-31
IPALCO ENTERPRISES, INC.
filed 2024-05-02
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

At May 2, 2024, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2024

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-Q:

2023 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended
2024 IPALCO Notes	$405 million of 3.70% IPALCO Enterprises, Inc. Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
2034 IPALCO Notes	$400 million of 5.75% IPALCO Enterprises, Inc. Senior Secured Notes due April 1, 2034
$300 million Term Loan Agreement	$300 million AES Indiana Term Loan Agreement, dated as of November 21, 2023
ACE	Affordable Clean Energy
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CPCN	Certificate of Public Convenience and Necessity
Credit Agreement	$350 million AES Indiana Revolving Credit Facilities Second Amended and Restated Credit Agreement, dated as of December 22, 2022
CO2	Carbon Dioxide
CWA	U.S. Clean Water Act
EGUs	Electric Generating Units
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts

MWh	Megawatt hours
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
OUCC	Indiana Office of Utility Consumer Counselor
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PTC	Production Tax Credit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable Interest Entity

Throughout this document, the terms “IPALCO,” “the Company,” “we,” “us,” and “our” refer to IPALCO Enterprises, Inc. and its consolidated subsidiaries. The term “IPALCO Enterprises, Inc.” refers only to the parent holding company, IPALCO Enterprises, Inc, excluding its subsidiaries.

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
•catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemics, or the future outbreak of any other highly infectious or contagious disease, including COVID-19, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences; and
•the risks and other factors discussed in this report and other IPALCO filings with the SEC.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2023 Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2023 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in “Part II - Item 1A. Risk Factors”, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
	(In Thousands)
REVENUE	$407,801	$491,386

OPERATING COSTS AND EXPENSES:
Fuel	102,919	189,730
Power purchased	38,633	49,890
Operation and maintenance	115,368	117,899
Depreciation and amortization	80,433	69,852
Taxes other than income taxes	7,895	7,430
Loss on asset disposal	1,523	—
Total operating costs and expenses	346,771	434,801

OPERATING INCOME	61,030	56,585

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	831	1,570
Interest expense	(43,648)	(34,843)
Other income, net	306	1,017
Total other expense, net	(42,511)	(32,256)

INCOME BEFORE INCOME TAX	18,519	24,329

Income tax expense	3,909	5,214
NET INCOME	14,610	19,115

Net loss attributable to noncontrolling interests	(2,552)	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$17,162	$19,115

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
	(In Thousands)
NET INCOME	$14,610	$19,115

Derivative activity:
Change in derivative fair value, net of income tax effect of $(2,193) and $2,824, for each respective period	6,626	(8,532)
Reclassification to earnings, net of income tax effect of $(252) and $(449), for each respective period	760	1,358
Net change in fair value of derivatives	7,386	(7,174)

Other comprehensive income / (loss)	7,386	(7,174)

Comprehensive income	21,996	11,941

Less: comprehensive loss attributable to noncontrolling interests	(2,552)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$24,548	$11,941

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2024	2023
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$435,217	$28,579
Accounts receivable, net of allowance for credit losses of $3,765 and $2,283, respectively	293,660	233,921
Inventories	137,005	143,590
Regulatory assets, current	112,121	89,419
Taxes receivable	34,802	36,481
Derivative assets, current	393	15,682
Prepayments and other current assets	26,911	26,358
Total current assets	1,040,109	574,030
NON-CURRENT ASSETS:
Property, plant and equipment	7,210,985	7,082,443
Less: Accumulated depreciation	2,997,620	2,954,555
	4,213,365	4,127,888
Construction work in progress	637,018	359,014
Total net property, plant and equipment	4,850,383	4,486,902
OTHER NON-CURRENT ASSETS:
Intangible assets - net	232,998	235,656
Regulatory assets, non-current	574,181	541,784
Pension plan assets	40,616	41,172
Other non-current assets	277,926	301,979
Total other non-current assets	1,125,721	1,120,591
TOTAL ASSETS	$7,016,213	$6,181,523
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 5 and 11)	$643,922	$899,159
Accounts payable	282,966	292,851
Accrued taxes	29,022	22,580
Accrued interest	53,667	33,639
Customer deposits	27,594	29,308
Regulatory liabilities, current	3,956	23,371
Accrued and other current liabilities	20,135	27,547
Total current liabilities	1,061,262	1,328,455
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 5 and 11)	3,677,403	2,576,798
Deferred income tax liabilities	368,960	361,488
Regulatory liabilities, non-current	507,764	527,224
Accrued other postretirement benefits	2,832	2,776
Asset retirement obligations	267,872	249,930
Other non-current liabilities	5,148	5,130
Total non-current liabilities	4,829,979	3,723,346
Total liabilities	5,891,241	5,051,801
COMMITMENTS AND CONTINGENCIES (see Note 8)
EQUITY:
Common shareholders’ equity
Common stock (no par value, 290,000,000 shares authorized; 108,907,318 shares issued and outstanding at March 31, 2024 and December 31, 2023)	—	—
Paid in capital	1,022,018	1,021,992
Accumulated other comprehensive income	36,680	29,294
Retained earnings	15,624	25,182
Total common shareholders’ equity	1,074,322	1,076,468
Noncontrolling interests	50,650	53,254
Total equity	1,124,972	1,129,722
TOTAL LIABILITIES AND EQUITY	$7,016,213	$6,181,523

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,610	$19,115
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	80,433	69,852
Amortization of deferred financing costs and debt discounts	1,046	949
Deferred income taxes and investment tax credit adjustments - net	2,000	430
Allowance for equity funds used during construction	(831)	(1,570)
Loss on asset disposal	1,523	—
Change in certain assets and liabilities:
Accounts receivable	(59,739)	10,463
Inventories	3,967	(411)
Prepayments and other current assets	(782)	(32,221)
Accounts payable	(20,692)	(15,339)
Accrued and other current liabilities	(9,126)	(4,090)
Accrued taxes payable/receivable	8,429	8,034
Accrued interest	20,028	16,617
Pension and other postretirement benefit assets and liabilities	613	536
Current and non-current regulatory assets and liabilities	(86,217)	83,926
Other - net	(3,395)	(4,039)
Net cash (used in) / provided by operating activities	(48,133)	152,252
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(259,124)	(143,258)
Project development costs	(339)	(1,166)
Acquisitions	(47,948)	—
Cost of removal payments	(10,268)	(10,518)
Net cash used in investing activities	(317,679)	(154,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	190,000	—
Repayments under revolving credit facilities	(150,000)	—
Short-term borrowings from affiliate	92,000	—
Repayments of short-term borrowings	(392,000)	—
Long-term borrowings	1,050,000	—
Distributions to shareholders	(26,720)	(31,395)
Distributions to noncontrolling interests	(52)	—
Payments for financing fees	(13,892)	(11)
Proceeds received from termination of interest rate swaps	23,114	—
Net cash provided by / (used in) financing activities	772,450	(31,406)
Net change in cash, cash equivalents and restricted cash	406,638	(34,096)
Cash, cash equivalents and restricted cash at beginning of period	28,584	201,553
Cash, cash equivalents and restricted cash at end of period	$435,222	$167,457

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$20,885	$14,562
Non-cash investing activities:
Accruals for capital expenditures	$135,433	$53,587
Changes to right-of-use assets - finance leases	$72,008	$899
Non-cash financing activities:
Changes to financing lease liabilities	$(69,858)	$(899)

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Common Shareholders’ Equity
	Common Stock
(in Thousands)	Outstanding Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings /(Accumulated Deficit)	Total Common Shareholders’ Equity	Noncontrolling Interests
2024
Beginning Balance	108,907	$—	$1,021,992	$29,294	$25,182	$1,076,468	$53,254
Net income / (loss)			—	—	17,162	17,162	(2,552)
Other comprehensive income			—	7,386	—	7,386	—
Distributions to shareholders			—	—	(26,720)	(26,720)	—
Distributions to noncontrolling interests			—	—	—	—	(52)
Other			26	—	—	26	—
Balance at March 31, 2024	108,907	$—	$1,022,018	$36,680	$15,624	$1,074,322	$50,650

2023
Beginning Balance	108,907	$—	$1,068,357	$22,269	$(108)	$1,090,518	$—
Net income			—	—	19,115	19,115	—
Other comprehensive loss			—	(7,174)	—	(7,174)	—
Distributions to shareholders(1)			(12,280)	—	(19,115)	(31,395)	—
Other			31	—	—	31	—
Balance at March 31, 2023	108,907	$—	$1,056,108	$15,095	$(108)	$1,071,095	$—

(1) IPALCO made return of capital payments of $12.3 million during the three months ended March 31, 2023 for the portion of current year distributions to shareholders in excess of current year net income at the time of distribution.

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 524,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations, all within the state of Indiana. The first station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (for further discussion, see Note 2, ”Regulatory Matters - IRP Filings and Replacement Generation”). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of March 31, 2024, AES Indiana’s net electric generation capacity for winter is 3,070 MW and net summer capacity is 2,925 MW.

AES Indiana also owns and operates two renewable energy projects, including a 195 MW solar project located in Clinton County, Indiana (the ”Hardy Hills Solar Project”), which achieved full commercial operations in May 2024, and a 106 MW wind facility located in Benton County, Indiana (the ”Hoosier Wind Project”), which was acquired in February 2024. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" for further information.

In August 2023, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Petersburg Energy Center, LLC, including the development of a 250 MW solar and 45 MW (180 MWh) energy storage facility (the ”Petersburg Energy Center Project”). The Petersburg Energy Center Project is expected to be completed in 2025.

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS Project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. The Pike County BESS Project is expected to be completed in 2024.

For further discussion about AES Indiana’s plans for wind, solar, and battery energy storage projects, please see Note 2, ”Regulatory Matters - IRP Filings and Replacement Generation” to IPALCO’s 2023 Form 10-K.

Consolidation

The accompanying Financial Statements include the accounts of IPALCO Enterprises, Inc., AES Indiana and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. Furthermore, VIEs in which the Company has an ownership interest and is the primary beneficiary, thus controlling the VIE, have been consolidated. All significant intercompany amounts have been eliminated in consolidation.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of expected results for the year ending December 31, 2024.

The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and notes thereto, which are included in IPALCO’s 2023 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported within the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2024	2023
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$435,217	$28,579
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$435,222	$28,584

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(In Thousands)
Accounts receivable, net
Customer receivables	$166,812	$125,715
Unbilled revenue	108,806	91,463
Amounts due from related parties	6,434	5,178
Other	15,373	13,848
Allowance for credit losses	(3,765)	(2,283)
Total accounts receivable, net	$293,660	$233,921

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	For the Three Months Ended March 31,
$ in Thousands	2024	2023
Allowance for credit losses:
Beginning balance	$2,283	$1,117
Current period provision	1,022	983
Write-offs charged against allowance	(159)	(1,522)
Recoveries collected	619	485
Ending Balance	$3,765	$1,063

Inventories

The following table summarizes our inventories balances at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(In Thousands)
Inventories
Fuel	$69,185	$77,198
Materials and supplies, net	67,820	66,392
Total inventories	$137,005	$143,590

ARO

AES Indiana’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability for the three months ended March 31, 2024 and 2023, respectively:

	For the Three Months Ended March 31,
	2024	2023
	(In Thousands)
Balance as of January 1	$249,930	$218,729
Liabilities incurred	7,778	69
Liabilities settled	(1,098)	(3,025)
Revisions to cash flow and timing estimates	8,525	—
Accretion expense	2,737	2,639
Balance as of March 31	$267,872	$218,412

ARO liabilities incurred in 2024 primarily relate to decommissioning costs for AES Indiana’s renewable projects, including liabilities incurred through acquisition of Hoosier Wind Project, LLC. Revisions to AES Indiana's ARO liabilities during 2024 primarily relate to groundwater treatment measures for Eagle Valley ash ponds. As of March 31, 2024 and December 31, 2023, AES Indiana did not have any assets that are legally restricted for settling its ARO liability. For further information on AES Indiana’s ARO, see Note 3, “Property, Plant and Equipment - ARO” to IPALCO’s 2023 Form 10-K.

AFUDC

In accordance with the Uniform System of Accounts prescribed by FERC, AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
	(In Thousands)
AFUDC equity	$831	$1,570
AFUDC debt	$5,276	$2,985

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized over their useful lives. These capitalized software and project development intangible assets range from 7 to 35 year-weighted average amortization periods, respectively.

The following table presents information related to the Company’s intangible assets, including the gross amount capitalized and related amortization:

	March 31,	December 31,
$ in thousands	2024	2023
Capitalized software	$265,224	$261,872
Project development intangible assets	83,940	84,097
Other	797	797
Less: Accumulated amortization	116,963	111,110
Intangible assets - net	$232,998	$235,656

	For the Three Months Ended March 31,
	2024	2023
Amortization expense	$6,940	$2,987

Accumulated Other Comprehensive Income

The amounts reclassified out of AOCI by component during the three months ended March 31, 2024 and 2023 are as follows (in Thousands):

Details about AOCI components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2024	2023
Net losses on cash flow hedges (Note 4):	Interest expense	$1,012	$1,807
	Income tax effect	(252)	(449)
Total reclassifications for the period, net of income taxes		$760	$1,358

See Note 4, “Derivative Instruments and Hedging Activities - Cash Flow Hedges” for further information on the changes in the components of AOCI.

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

		The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	This ASU only affects disclosures, which will be provided when the amendment becomes effective.
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in a jurisdiction that comprises 5% of a company’s total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	This ASU only affects disclosures, which will be provided when the amendment becomes effective.

2. REGULATORY MATTERS

Regulatory Rate Review

On April 17, 2024, the IURC issued an order (the “2024 Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the OUCC and the other intervening parties in AES Indiana’s base rate case filing. Among other matters and consistent with the Stipulation and Settlement Agreement, the 2024 Rate Order approves an increase in AES Indiana's total annual operating revenue of $71 million for AES Indiana’s electric service and provides a return on common equity of 9.9% and cost of long-term debt of 4.90% on a rate base of approximately $3.5 billion. Updated customer rates and charges are expected to be effective in May 2024.

Storm Outage Restoration Inquiry

On July 11, 2023, the OUCC and the Citizens Action Coalition of Indiana (“CAC”) filed a Joint Petition through which they requested the IURC open an investigation into AES Indiana’s practices and procedures regarding storm outage restoration. A technical conference was held on October 2, 2023, to discuss AES Indiana’s response to outages and storm restoration; particularly the storms that occurred between June 29, 2023 and July 2, 2023. In its 2024 Rate Order, the IURC stated, "The uncontested evidence established that AES Indiana’s response to the June 29 storm was equal to or better than the response provided by other utilities, as evidenced by a comparison of storm response with the information other utilities provided at a September 28, 2023 technical conference regarding their respective response. The evidence also established that the priorities used to guide each utility’s restoration efforts and overall effort were the same." Contemporaneous with the 2024 Rate Order, this Joint Petition was dismissed with prejudice.

IRP Filings and Replacement Generation

2022 IRP

In December 2022, AES Indiana filed its 2022 IRP with the IURC, which describes AES Indiana’s Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana’s retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana’s reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas.

Petersburg Repowering

On March 11, 2024, AES Indiana filed for approval of a CPCN with the IURC to convert Petersburg Units 3 and 4 from coal to natural gas and to recover costs through future rates. The conversion of Unit 3 is expected to begin in February 2026 and be completed by June 2026 and the conversion of Unit 4 is expected to begin in June 2026 and be completed by December 2026. A hearing for this case is expected to be held in August 2024, and we expect the IURC to issue an order on this proceeding during the fourth quarter of 2024.

Hardy Hills Solar Project

In December 2023, the first stage of construction for the Hardy Hills Solar Project was completed and placed in service, with initial operations for over half of the project commencing on December 28, 2023. Construction was completed for the remaining MW and the project achieved full commercial operations in May 2024.

Hoosier Wind Project

In August 2023, AES Indiana filed for IURC issuance of a CPCN approving the acquisition of 100% of the membership interests in Hoosier Wind Project, LLC (the “Hoosier Wind Project”), which is an existing 106 MW wind facility located in Benton County, Indiana. IURC approval was received on January 24, 2024, and the transaction closed on February 29, 2024. Immediately following the acquisition of the Hoosier Wind Project, the legal entity was dissolved by AES Indiana. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. Of the total consideration transferred of $92.6 million, including transaction costs, approximately $48.8 million was allocated to the identifiable assets acquired on a relative fair value basis, primarily consisting of tangible wind farm assets and typical working capital items. The remaining consideration was allocated to the termination of the pre-existing power purchase agreement between AES Indiana and the Hoosier Wind Project, which was deferred as a long-term regulatory asset.

3. FAIR VALUE

The fair value of current financial assets and liabilities approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4, “Fair Value” to IPALCO’s 2023 Form 10-K.

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within “Other non-current assets” on the accompanying Condensed Consolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the periods covered by this report. Any unrealized gains or losses are recorded in “Other (expense) / income, net” on the accompanying Condensed Consolidated Statements of Operations.

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

Interest Rate Hedges

In March 2024, IPALCO’s interest rate hedges with a combined notional value of $400.0 million were terminated in conjunction with the issuance of the 2034 IPALCO Notes. See also Note 4, “Derivative Instruments and Hedging Activities - Cash Flow Hedges” for further information.

Recurring Fair Value Measurements

The fair value of assets and liabilities at March 31, 2024 and December 31, 2023 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of March 31, 2024				Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$86	$—	$—	$86	$127	$—	$—	$127
Mutual funds	3,560	—	—	3,560	3,425	—	—	3,425
Total VEBA investments	3,646	—	—	3,646	3,552	—	—	3,552
FTRs	—	—	393	393	—	—	1,388	1,388
Interest rate hedges	—	—	—	—	—	14,294	—	14,294
Total financial assets measured at fair value	$3,646	$—	$393	$4,039	$3,552	$14,294	$1,388	$19,234

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
Beginning Balance	$1,388	$7,545
Settlements	(995)	(4,986)
Ending Balance	$393	$2,559

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	March 31, 2024		December 31, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$4,083,800	$3,875,858	$3,033,800	$2,860,467
Variable-rate	195,000	195,000	455,000	455,000
Total indebtedness	$4,278,800	$4,070,858	$3,488,800	$3,315,467

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $36.4 million and $24.8 million at March 31, 2024 and December 31, 2023, respectively; and

•unamortized discounts of $9.7 million and $6.8 million at March 31, 2024 and December 31, 2023, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, “Overview and Summary of Significant Accounting Policies - Financial Derivatives” and Note 5, “Derivative Instruments and Hedging Activities” to IPALCO’s 2023 Form 10-K.

At March 31, 2024, AES Indiana’s outstanding derivative instruments were as follows:

Commodity	Accounting Treatment	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	1,399	—	1,399

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The fair values of cash flow hedges are determined by current public market prices. IPALCO’s three forward-starting interest rate swaps with a combined notional value of $400 million were terminated for total cash proceeds of $23.1 million, in conjunction with the issuance of the 2034 IPALCO Notes in March 2024. The AOCI associated with the interest rate swaps through the date of the termination will be amortized out of AOCI into interest expense over the 10-year life of the 2034 IPALCO Notes.

The following table provides information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended March 31,
$ in thousands (net of tax)	2024	2023
Beginning accumulated derivative gain	$29,294	$22,269
Net gains / (losses) associated with current period hedging transactions	6,626	(8,532)
Net losses reclassified to interest expense, net of tax	760	1,358
Ending accumulated derivative gain in AOCI	$36,680	$15,095

Net gain expected to be reclassified to earnings in the next twelve months	$1,737

Derivatives Not Designated as Hedge

AES Indiana’s FTRs and forward power contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. The forward power contracts are recorded at fair value using the market approach with changes in the fair value charged or credited to the Condensed Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as “MTM accounting”. Realized gains and losses on the forward power contracts are included in future FAC filings, therefore any realized and unrealized gains and losses are deferred as regulatory liabilities or regulatory assets.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to hedge or MTM accounting and are recognized in the Condensed Consolidated Statements of Operations on an accrual basis.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of March 31, 2024 and December 31, 2023, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO’s derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	March 31, 2024	December 31, 2023
FTRs	Not a Cash Flow Hedge	Derivative assets, current	$393	$1,388
Interest rate hedges	Cash Flow Hedge	Derivative assets, current	$—	$14,294

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		March 31,	December 31,
Series	Due	2024	2023
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	—
Unamortized discount – net		(8,266)	(6,449)
Deferred financing costs		(26,369)	(19,058)
Total AES Indiana first mortgage bonds		2,769,165	2,128,293
Total long-term debt – AES Indiana		2,769,165	2,128,293
Long-term debt – IPALCO:
3.70% Senior Secured Notes	September 2024	405,000	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
5.75% Senior Secured Notes	April 2034	400,000	—
Unamortized discount – net		(1,423)	(319)
Deferred financing costs		(9,044)	(4,554)
Total long-term debt – IPALCO		1,269,533	875,127
Total consolidated IPALCO long-term debt		4,038,698	3,003,420
Less: current portion of long-term debt		445,000	445,000
Net consolidated IPALCO long-term debt		$3,593,698	$2,558,420

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

Line of Credit

As of March 31, 2024 and December 31, 2023, AES Indiana had $195.0 million and $155.0 million in outstanding borrowings on the committed Credit Agreement, respectively.

Significant Transactions

AES Indiana First Mortgage Bonds and AES Indiana Term Loan

In March 2024, AES Indiana issued $650 million aggregate principal amount of first mortgage bonds, 5.70% Series, due April 2054, pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from this offering of approximately $640.5 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering, were used to repay the $300 million Term Loan Agreement, outstanding borrowings on the Credit Agreement and for general corporate purposes.

IPALCO’s Senior Secured Notes

In March 2024, IPALCO completed the sale of the 2034 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The net proceeds from this offering of $394.0 million, together with cash on hand, were used to redeem the 2024 IPALCO Notes on April 13, 2024, and to pay certain related fees and expenses.

Other

In February 2024, AES Indiana received a $92 million short-term loan from AES. This loan was fully repaid in March 2024.

AES Indiana’s mortgage and deed of trust secures first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage and deed of trust, substantially all property owned by AES Indiana is subject to a direct first mortgage lien. In addition, IPALCO’s outstanding debt obligations are secured by its pledge of all of the outstanding common stock of AES Indiana.

6. INCOME TAXES

IPALCO’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rate was 21.1% for the three months ended March 31, 2024, as compared to 21.4% for the three months ended March 31, 2023. The rate for the three months ended March 31, 2024 is different from the combined federal and state statutory rate of 24.9% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Indiana, which was partially offset by the net tax expense related to the amortization of allowance for equity funds used during construction.

IPALCO’s income tax expense for the three months ended March 31, 2024, was calculated using the estimated annual effective income tax rate for 2024 of 21.4% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss. Starting in the second quarter of 2024, the annual effective tax rate is expected to increase due to the timing of the implementation of base rates in the 2024 Rate Order and the resulting change to pre-tax income and the flowthrough of the reversal of excess deferred taxes. See Note 2, "Regulatory Matters - Regulatory Rate Review" for further information.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The following table presents the net periodic benefit cost of the Pension Plans combined:

	For the Three Months Ended
	March 31,
	2024	2023
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,253	$1,297
Interest cost	6,739	7,455
Expected return on plan assets	(7,443)	(8,276)
Amortization of prior service cost	475	543
Amortization of actuarial loss	1,207	1,536
Net periodic benefit cost	$2,231	$2,555

The components of net periodic benefit cost other than service cost are included in “Other (expense) / income, net” in the Condensed Consolidated Statements of Operations.

In addition, AES Indiana provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation were not material to the Financial Statements in the periods covered by this report.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of March 31, 2024 and December 31, 2023, respectively.

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of March 31, 2024 and December 31, 2023, respectively.

9. BUSINESS SEGMENTS

IPALCO manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) before income tax as management has concluded that this measure best reflects the underlying business performance of IPALCO and is the most relevant measure considered in IPALCO’s internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Indiana, a vertically integrated electric utility. with all other nonutility business activities aggregated separately. The “Other” nonutility category primarily includes the 2024 IPALCO Notes, 2030 IPALCO Notes, 2034 IPALCO Notes and related interest expense, balances associated with IPALCO’s interest rate hedges, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. See Note 1, "Overview and Summary of Significant Accounting Policies" to IPALCO’s 2023 Form 10-K for further information.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Utility	Other	Total	Utility	Other	Total
Revenue	$407,801	$—	$407,801	$491,386	$—	$491,386
Depreciation and amortization	$80,433	$—	$80,433	$69,852	$—	$69,852
Interest expense	$32,377	$11,271	$43,648	$23,875	$10,968	$34,843
Income/(loss) before income tax	$28,971	$(10,452)	$18,519	$35,502	$(11,173)	$24,329

	As of March 31, 2024			As of December 31, 2023
	Utility	Other	Total	Utility	Other	Total
Total assets	$6,570,826	$445,387	$7,016,213	$6,129,581	$51,942	$6,181,523

10. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. Please see Note 13, “Revenue” to IPALCO’s 2023 Form 10-K for further discussion of our retail, wholesale and miscellaneous revenue.

AES Indiana’s revenue from contracts with customers were $401.2 million and $482.9 million for the three months ended March 31, 2024 and 2023, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Retail Revenue
Retail revenue from contracts with customers:
Residential	$180,969	$204,748
Small commercial and industrial	63,196	69,879
Large commercial and industrial	125,209	170,978
Public lighting	14,655	2,614
Other (1)	2,179	4,657
Total retail revenue from contracts with customers	386,208	452,876
Alternative revenue programs	5,706	7,739
Wholesale Revenue
Wholesale revenue from contracts with customers:	12,622	24,251
Miscellaneous Revenue
Capacity revenue	7	4,848
Transmission and other revenue	2,380	906
Total miscellaneous revenue from contracts with customers	2,387	5,754
Other miscellaneous revenue (2)	878	766
Total Revenue	$407,801	$491,386

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were $276.1 million and $218.8 million as of March 31, 2024 and December 31, 2023, respectively. Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, unless a customer qualifies for payment extension.

11. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Condensed Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	March 31, 2024	December 31, 2023
Assets
Right-of-use assets — finance leases	Other non-current assets	$88,249	$16,357
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	$4,312	$—
Finance lease liabilities (noncurrent)	Long-term debt	83,315	17,769
Total finance lease liabilities		$87,627	$17,769

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted-average remaining lease term — finance leases	36 years	35 years
Weighted-average discount rate — finance leases	5.54%	5.30%

The following table summarizes the components of lease expense recognized in “Operating Costs and Expenses” on the accompanying Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended March 31,
Components of Lease Cost	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$116	$102
Interest on lease liabilities	241	226
Total lease cost	$357	$328

Operating cash outflows from finance leases were $2.1 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of March 31, 2024 for 2024 through 2028 and thereafter (in thousands):

Finance Leases
2024	$1,687
2025	4,446
2026	4,535
2027	4,625
2028	4,718
Thereafter	315,194
Total	$335,205
Less: Imputed interest	(247,578)
Present value of lease payments	$87,627

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenues on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Total lease revenue	$533	$401

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	March 31, 2024	December 31, 2023
Gross assets	$4,341	$4,341
Less: Accumulated depreciation	(1,264)	(1,222)
Net assets	$3,077	$3,119

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future lease receipts as of March 31, 2024 for the remainder of 2024 through 2028 and thereafter (in thousands):

Operating Leases
2024	$408
2025	553
2026	554
2027	554
2028	354
Thereafter	891
Total	$3,314

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q.

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2023 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and uncertainties that may affect our business.

OVERVIEW OF OUR BUSINESS

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is AES Indiana, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through AES Indiana. Our business segments are “utility” and “other.” For additional information regarding our business, see “Item 1. Business” of IPALCO’s 2023 Form 10-K.

EXECUTIVE SUMMARY

Compared with the same period in the prior year, the results for the three months ended March 31, 2024 reflect lower income before income tax of $5.8 million, or 23.9%, primarily due to factors including, but not limited to:

Three Months Ended
March 31,
$ in millions	2024 vs. 2023
Decrease due to higher depreciation expense from additional assets placed in service and higher amortization of regulatory assets	$(10.6)
Decrease due to higher interest expense primarily from increased borrowings	(8.8)
Increase in TDSIC rider revenue	7.1
Increase in retail margin primarily due to higher volumes driven by weather and higher retail demand	5.6
Other	0.9
Net change in income before income tax	$(5.8)

See “Results of Operations” below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended
	March 31,
$ in Thousands	2024	2023	$ Change	% Change

REVENUE	$407,801	$491,386	$(83,585)	(17.0)%

OPERATING COSTS AND EXPENSES:
Fuel	102,919	189,730	(86,811)	(45.8)%
Power purchased	38,633	49,890	(11,257)	(22.6)%
Operation and maintenance	115,368	117,899	(2,531)	(2.1)%
Depreciation and amortization	80,433	69,852	10,581	15.1%
Taxes other than income taxes	7,895	7,430	465	6.3%
Loss on asset disposal	1,523	—	1,523	100.0%
Total operating costs and expenses	346,771	434,801	(88,030)	(20.2)%

OPERATING INCOME	61,030	56,585	4,445	7.9%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	831	1,570	(739)	(47.1)%
Interest expense	(43,648)	(34,843)	(8,805)	25.3%
Other income, net	306	1,017	(711)	(69.9)%
Total other expense, net	(42,511)	(32,256)	(10,255)	31.8%

INCOME BEFORE INCOME TAX	18,519	24,329	(5,810)	(23.9)%

Income tax expense	3,909	5,214	(1,305)	(25.0)%
NET INCOME	14,610	19,115	(4,505)	(23.6)%

Net loss attributable to noncontrolling interests	(2,552)	—	(2,552)	(100.0)%

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$17,162	$19,115	$(1,953)	(10.2)%

Revenue

Revenue during the three months ended March 31, 2024 decreased $83.6 million compared to the same period in 2023, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Revenue:
Retail revenue	$391,914	$460,615	$(68,701)	(14.9)%
Wholesale revenue	12,622	24,251	(11,629)	(48.0)%
Miscellaneous revenue	3,265	6,520	(3,255)	(49.9)%
Total revenue	$407,801	$491,386	$(83,585)	(17.0)%

Heating degree days:
Actual	2,329	2,267	62	2.7%
30-year average	2,713	2,738

The following table presents additional data on kWh sold:

	Three Months Ended
	March 31,
	2024	2023	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,431	1,342	89	6.6%
Small commercial and industrial	471	451	20	4.4%
Large commercial and industrial	1,399	1,417	(18)	(1.3)%
Public lighting	5	5	—	—%
Sales – retail customers	3,306	3,215	91	2.8%
Wholesale	360	709	(349)	(49.2)%
Total kWh sold	3,666	3,924	(258)	(6.6)%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended March 31, 2024 as compared to the same period in the prior year:

During the three months ended March 31, 2024, revenue decreased $83.6 million compared to the same period of the prior year primarily due to the following:

$ in millions	Three Months Ended March 31, 2024 vs. 2023
Retail revenue:

Volume:
Net increase in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$14.6
Price:
Net decrease in the weighted average price of retail kWh sold primarily due to lower fuel revenue.	(78.8)

Other:	(4.5)

Net change in retail revenue	(68.7)

Wholesale revenue:

Volume:
Net increase in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	0.3
Price:
Net decrease in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	(11.9)

Net change in wholesale revenue	(11.6)

Miscellaneous revenue	(3.3)

Net change in revenue	$(83.6)

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three months ended March 31, 2024 compared to the same period in 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Operating costs and expenses:
Fuel	$102,919	$189,730	$(86,811)	(45.8)%
Power purchased	38,633	49,890	(11,257)	(22.6)%
Operation and maintenance	115,368	117,899	(2,531)	(2.1)%
Depreciation and amortization	80,433	69,852	10,581	15.1%
Taxes other than income taxes	7,895	7,430	465	6.3%
Loss on asset disposal	1,523	—	1,523	100.0%
Total operating costs and expenses	$346,771	$434,801	$(88,030)	(20.2)%

Fuel

The decrease in fuel costs of $86.8 million during the three months ended March 31, 2024 compared to the same period of the prior year was primarily due to the following changes:

$ in millions	Three Months Ended March 31, 2024 vs. 2023
Volume:
Coal	$(19.1)
Natural gas	24.4
Oil	(0.2)
Net change in volume	5.1
Price:
Coal	9.2
Natural gas	(21.9)
Oil	(0.3)
Deferred fuel	(78.9)
Net change in price	(91.9)

Net change in fuel expense	$(86.8)

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

Power Purchased

The decrease in power purchased of $11.3 million during the three months ended March 31, 2024 compared to the same period of the prior year was primarily due to the following changes:

$ in millions	Three Months Ended March 31, 2024 vs. 2023
Volume:
Net decrease in volume of power purchased primarily due to acquisition of the Hoosier Wind Project	$(2.1)
Price:
Market prices	7.4
Deferred purchased power	(18.4)
Net change in price	(11.0)

Other, net (mostly due to changes in capacity purchases)	1.8

Net change in power purchased costs	$(11.3)

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

Operation and Maintenance

The decrease in Operation and maintenance of $2.5 million during the three months ended March 31, 2024 compared to the same period of the prior year was primarily due to the following changes:

$ in millions	Three Months Ended March 31, 2024 vs. 2023
Decrease in contracted services expenses primarily due to lower generation maintenance and outage costs	$(4.2)
Other, net	1.7
Net change in operation and maintenance costs	$(2.5)

Depreciation and Amortization

The increase in Depreciation and amortization expense of $10.6 million during the three months ended March 31, 2024 compared to the same period of the prior year was mostly attributed to the impact of additional assets placed in service and higher amortization of regulatory assets.

Other (Expense) / Income, Net

The following table illustrates our changes in Other (expense) / income, net during the three months ended March 31, 2024 compared to the same period in 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Other (expense) / income, net
Allowance for equity funds used during construction	$831	$1,570	$(739)	(47.1)%
Interest expense	(43,648)	(34,843)	(8,805)	25.3%
Other income, net	306	1,017	(711)	(69.9)%
Total other expense, net	$(42,511)	$(32,256)	$(10,255)	31.8%

Interest Expense

The increase in Interest expense of $8.8 million during the three months ended March 31, 2024 compared to the same period of the prior year was primarily due to (i) higher interest expense on debt of $11.6 million (mostly due to new debt issuances and higher borrowings on the committed Credit Agreement), partially offset by (ii) an increase in the allowance for borrowed funds used during construction of $2.3 million.

Income Tax Expense

The following table illustrates our changes in Income tax expense during the three months ended March 31, 2024 compared to the same period of the prior year (in thousands):

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Income tax expense	$3,909	$5,214	$(1,305)	(25.0)%

The decrease in Income tax expense of $1.3 million during the three months ended March 31, 2024 was primarily driven by lower pre-tax income as compared to the comparable period of the prior year.

Net Loss Attributable to Noncontrolling Interests

The following table illustrates changes in Net loss attributable to noncontrolling interests during the three months ended March 31, 2024 compared to the same period of the prior year (in thousands):

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Net loss attributable to noncontrolling interests	$(2,552)	$—	$(2,552)	(100.0)%

The Net loss attributable to noncontrolling interests of $2.6 million for the three months ended March 31, 2024 relates to the allocation of earnings using the HLBV method for the Hardy Hills Solar Project, which began initial operations in December 2023. See Note 2, “Regulatory Matters - IRP Filings and Replacement Generation - Hardy Hills Solar Project ” to the Financial Statements included in IPALCO’s 2023 Form 10-K for more information.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2024 and beyond, we expect that our financial results will be driven primarily by retail demand, weather and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:

•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•timely recovery of capital expenditures and operation and maintenance costs.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2023 Form 10-K.

Operational

Trade Restrictions and Supply Chain

On March 29, 2022, the U.S. Department of Commerce (“Commerce”) announced the initiation of an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand and Vietnam (“Southeast Asia”) are circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. This investigation resulted in disruptions to the import of solar panels from Southeast Asia. On June 6, 2022, President Biden issued a Proclamation waiving any circumvention duties on imported solar cells and panels from Southeast Asia that result from this investigation for a 24-month period ending June 6, 2024. Suppliers resumed importing cells and panels from Southeast Asia into the U.S. pursuant to a Commerce certification regime implementing the Proclamation.

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

On April 24, 2024, new Commerce regulations with respect to the administration of AD/CVD cases went into effect, including regulations pertaining to transnational subsidization and particular market situations. On the same day, several companies filed a petition requesting that Commerce initiate an investigation into whether new AD/CVD duties should be imposed on cells and modules imported from Thailand, Cambodia, Malaysia and Vietnam. If Commerce initiates such an investigation, it could cause disruptions to the import of solar cells and panels from such countries.

While we have executed agreements for AES Indiana’s existing solar projects, further disruptions may impact our suppliers’ ability or willingness to meet their contractual agreements with respect to these projects on terms that we deem satisfactory and these and future disruptions may impact the availability or costs of future projects. The impact of new Commerce investigations or any adverse Commerce determinations or other tariff disputes or litigation, the impact of the UFLPA, potential future disruptions to the solar panel supply chain and their effect on AES Indiana’s solar project development and construction activities remain uncertain. AES Indiana will continue to monitor developments and take prudent steps towards managing our renewables projects.

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

Macroeconomic and Political

IRA and U.S. Renewable Energy Tax Credits

The IRA was signed into law in the United States. The IRA includes provisions that are expected to benefit the Company’s planned clean energy projects, including increases, extensions, direct transfers and/or new tax credits for wind, solar, and storage. We expect that the extension of the current solar ITCs, as well as higher credits available for projects that satisfy wage and apprenticeship requirements, as well as the “technology neutral” clean electricity PTC and ITC will provide incremental benefits for our current and future planned renewable projects. For further discussion of our renewable projects, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of IPALCO’s 2023 Form 10-K.

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

U.S. Income Tax

The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to future tax law.

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

Interest Rates

In the U.S. there has been a rise in interest rates since 2021, and interest rates are expected to remain volatile in the near term. Although all of our existing IPALCO and AES Indiana long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under our Credit Agreement. For future IPALCO debt financings, IPALCO manages a hedging program and evaluates pre-issuance hedges to reduce uncertainty and exposure to future interest rates.

Regulatory

Regulatory Rate Review

On April 17, 2024, the IURC issued an order (the “2024 Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the OUCC and the other intervening parties in AES Indiana’s base rate case filing. Please see Note 2, "Regulatory Matters - Regulatory Rate Review" to the Financial Statements included in this Form 10-Q for further discussion.

2022 IRP

AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. Please see Note 2, "Regulatory Matters" to the Financial Statements included in this Form 10-Q and Note 2, “Regulatory Matters” to the Financial Statements included in IPALCO’s 2023 Form 10-K for further discussion of these and other regulatory matters.

Environmental

We are subject to numerous environmental and climate change laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental and climate change laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal or beneficial reuse of CCR) and certain air emissions, such as SO2, NOx, particulate matter and mercury and other hazardous air pollutants, and species and habitat protections. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. The following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Environmental Matters” in IPALCO’s 2023 Form 10-K.

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

On April 24, 2023, EPA published the proposed MATS Risk and Technology Review (RTR) Rule to lower certain emissions limits and revise certain other aspects of MATS. On April 25, 2024, EPA released a pre-publication version of the final MATS RTR Rule. We are currently reviewing the rule and it is too early to predict any potential impact. However, the existing requirements of MATS would not apply to AES Indiana upon conversion of the remaining two coal-fired units at Petersburg to natural gas.

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
On May 18, 2023, EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule to include inactive surface impoundments at inactive generating facilities as well as additional inactive and closed landfills and certain other accumulations of CCR. On April 25, 2024, EPA released the pre-publication version of the final rule which we are currently reviewing. It is too early to predict any potential impact.

The CCR Rule, current or proposed amendments to, or EPA interpretations of, the CCR Rule, Indiana CCR regulations, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, "Property, Plant and Equipment - ARO" and Note 10, "Commitments and Contingencies - Contingencies - Legal Matters - Coal Ash Insurance Litigation" to the Financial Statements of IPALCO’s 2023 Form 10-K for further discussion.

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

On May 23, 2023, EPA published a proposed rule that would vacate the ACE Rule, establish emissions guidelines in the form of CO2 emissions limitations for certain existing EGUs and would require states to develop State Plans that establish standards of performance for such EGUs that are at least as stringent as EPA’s emissions guidelines. Depending on various EGU-specific factors, the bases of proposed emissions guidelines range from routine methods of operations to carbon capture and sequestration or co-firing low-GHG hydrogen starting in the 2030s. On April 25, 2024, EPA released a prepublication version of the final NSPSs for GHGs for new, modified, and reconstructed fossil-fuel fired EGUs, Emissions Guidelines for existing fossil fuel-fired EGUs, and the Repeal of the ACE Rule. We are currently reviewing these rules.

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

Ozone and NOx. On April 15, 2024, EPA published a proposed rule to retain the secondary NOx NAAQS.

Fine Particulate Matter. On April 15, 2024, EPA published a proposed rule to retain the current secondary PM NAAQS.

SO2. On April 15, 2024, EPA published a proposed rule to revise the secondary SO2 NAAQS.

Based on current and potential national ambient air quality standards, the state of Indiana is required to determine whether certain areas within the state meet the NAAQS. With respect to Marion, Morgan and Pike Counties, as well as any other areas determined to be in "nonattainment," the state of Indiana will be required to modify its SIP to detail how the state will regain its attainment status. As part of this process, it is possible that the IDEM or the EPA may require reductions of emissions from our generating stations to reach attainment status for ozone, fine particulate matter or SO2. At this time, we cannot predict what the impact will be to AES Indiana with respect to new ambient standards, but it could be material.

CWA – Facility Response Plan

On March 28, 2022, the EPA published a proposed rule to establish Facility Response Plan (“FRP”) requirements for non-transportation onshore facilities that store CWA hazardous substances and meet certain criteria and thresholds. On March 28, 2024, the EPA published in the Federal Register the final CWA Hazardous Substance Facility Response Plans rule. The final rule will become effective on May 27, 2024. It is too early to determine whether this final rule may have a material impact on our business, financial condition or results of operation.

CWA - Environmental Wastewater Requirements and Regulation of Water Discharge

In November 2015, the EPA published its final Steam ELG rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology applications. In 2020, EPA issued a final rule, known as the 2020 Reconsideration Rule, revising certain aspects of the 2015 ELG rule. Wastewater treatment technologies already installed and operated at Petersburg met the requirements of these rules. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, EPA published a proposed rule revising the 2020 Reconsideration Rule. The proposed rule would establish new best available technology economically achievable effluent limits for flue gas desulfurization wastewater, bottom ash treatment water, and combustion residual leachate. On April 25, 2024, EPA issued a pre-publication version of the final rule. We are currently reviewing this rule and it is too early to determine whether any outcome of this final rule, litigation or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

CWA – NPDES Permits

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

In 2017, IDEM also issued to Harding Street and Petersburg NPDES permits regulating water discharges associated with operation of their power plant operations. As part of the normal course of business, AES Indiana submitted timely applications for renewal for both Harding Street and Petersburg NPDES permits in March 2022. On November 29, 2023, IDEM issued the final NPDES permit renewal for Harding Street with an effective date of January 1, 2024. The permit includes a 316(b) determination requiring the installation of modified traveling screens and fish handling return system and an entrainment study. The permit also includes other new requirements, including new thermal limitations, that could result in the need for AES Indiana to take additional actions to ensure compliance with the final permit. On December 14, 2023, AES Indiana filed a petition for appeal of certain new requirements, including the new thermal limitations, in the final Harding Street NPDES permit. A stay of the appealed requirements was granted on January 4, 2024, and is in effect until July 26, 2024 (extended from April 16, 2024), which could be further extended. It is too early to determine the potential impact, but final or future permits could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard. The renewal application for the Petersburg NPDES permit remains pending.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of March 31, 2024, we had unrestricted cash and cash equivalents of $435.2 million and available borrowing capacity of $155 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 26, 2024. In February 2024, AES Indiana received an order from the IURC granting authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $350 million remains available under the order as of March 31, 2024. This order also grants authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $400 million remains available under the order as of March 31, 2024. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of March 31, 2024. The amount of new debt that we issue is additionally restricted as a result of contractual obligations of AES and by the covenants included in our existing debt obligations. Under such restrictions, AES Indiana is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Net cash (used in) / provided by operating activities	$(48,133)	$152,252	$(200,385)
Net cash used in investing activities	(317,679)	(154,942)	(162,737)
Net cash provided by / (used in) financing activities	772,450	(31,406)	803,856
Net change in cash, cash equivalents and restricted cash	406,638	(34,096)	440,734
Cash, cash equivalents and restricted cash at beginning of period	28,584	201,553	(172,969)
Cash, cash equivalents and restricted cash at end of period	$435,222	$167,457	$267,765

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Net income	$14,610	$19,115	$(4,505)
Depreciation and amortization	80,433	69,852	10,581
Deferred income taxes and investment tax credit adjustments - net	2,000	430	1,570
Other adjustments to net income	1,738	(621)	2,359
Net income, adjusted for non-cash items	98,781	88,776	10,005
Net change in operating assets and liabilities(1)	(146,914)	63,476	(210,390)
Net cash provided by operating activities	$(48,133)	$152,252	$(200,385)

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by changes in the following (in thousands):

Increase from current and non-current regulatory assets and liabilities primarily due to lower FAC collections in the current year and the settlement of a pre-existing power purchase agreement	$(170,143)
Increase from accounts receivable driven primarily by the timing of the collections, including billing delays	(70,202)
Increase in prepaid and other assets due to timing of payments and a decrease in advanced capacity purchases	31,439
Other	(1,484)
Net change in operating assets and liabilities	$(210,390)

Investing Activities

Net cash used in investing activities increased $162.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures related with renewable energy projects, higher T&D maintenance related capital expenditures and growth related capital expenditures primarily from TDSIC Plan	$(115,866)
Payments for an acquisition made in the current year	(47,948)
Other	1,077
Net change in investing activities	$(162,737)

Financing Activities

Net cash provided by financing activities increased $803.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which was primarily driven by (in thousands):

Increase due to long-term debt issuances at IPALCO and AES Indiana	$1,050,000
Increase due to short-term borrowings	92,000
Increase due to higher net revolver draws on AES Indiana's revolving credit facility	40,000
Decrease due to repayment of the term loan issued in 2023 and other short-term borrowings	(392,000)
Other	13,856
Net change in financing activities	$803,856

Liquidity

We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing Credit Agreement will be adequate to meet our anticipated operating needs, including interest expense on our debt and dividends to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to interest rate and commodity hedges, taxes and dividend payments. In 2024 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing, funds from tax equity contributions, and parent capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under our existing Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

Indebtedness

For further discussion of our significant debt transactions, please see Note 6, “Debt” to IPALCO’s 2023 Form 10-K and Note 5, “Debt” to the Financial Statements of this Form 10-Q.

Line of Credit

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at March 31, 2024
AES Indiana	Revolving	December 2027	$350.0	$155.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2024 through 2026 (including amounts already expended in the first three months of 2024) is currently estimated to cost approximately $3.2 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

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

(1) Includes spending for AES Indiana’s power generation and renewable energy projects.
(2) Additions, improvements and extensions to AES Indiana’s transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities.

(3) Includes spending under AES Indiana’s TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through March 31, 2024 were $725.5 million.

The amounts described in the capital expenditure program above include estimated spending under AES Indiana’s 2022 IRP filed with the IURC in December 2022. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP" to the Financial Statements of IPALCO’s 2023 Form 10-K for further discussion. Additionally, estimated capital expenditure spending on environmental compliance costs for the three-year period from 2024 through 2026 is approximately $90 million. Please see “Item 1. Business - Environmental Matters" of IPALCO’s 2023 Form 10-K for additional details.

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

(a) Ratings relate to IPALCO’s Senior Secured Notes.
(b) Ratings relate to AES Indiana’s first mortgage bonds.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first three months of 2024 and 2023, IPALCO paid $26.7 million and $31.4 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, “Overview and Summary of Significant Accounting Policies” of IPALCO’s 2023 Form 10-K. The Company’s critical accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2023 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in IPALCO’s 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

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

The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of March 31, 2024, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2024 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As disclosed in our Form 10-K for the fiscal year ended December 31, 2023, the Company determined that a material weakness in internal control over financial reporting existed as of December 31, 2023 related to the fourth quarter implementation of SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. We identified control deficiencies that aggregated to a material weakness in the design and operation of information technology general controls (“ITGCs”) which support the Company’s internal control processes for revenue recognition and related accounts and disclosures impacted by revenue recognition. The design deficiencies relate to user access and program change-management controls. Business process controls (automated and manual) and management review controls reliant on SAP IS-U were deemed ineffective as they were adversely impacted by the ineffective information technology general controls.

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

Changes in Internal Controls over Financial Reporting

Except as discussed above, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management and our Board of Directors are committed to the remediation of this material weakness as well as the continued improvement of the Company’s overall system of internal control over financial reporting.

Notwithstanding the existence of the material weaknesses as described above, we believe that the consolidated financial statements in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

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

Please see Note 2, “Regulatory Matters” and Note 8, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2023 and the Notes to IPALCO’s Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Forms 10-K and our Form 10-Qs.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A.—Risk Factors of IPALCO’s 2023 Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

4.3
Registration Rights Agreement, dated March 14, 2024, among IPALCO Enterprises, Inc. and J.P. Morgan Securities LLC, PNC Capital Markets LLC and U.S. Bancorp Investments, Inc., as representatives of the initial purchasers of the Notes (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Form 8-K dated as of March 18, 2024)

4.4
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

IPALCO ENTERPRISES, INC.

Date:	May 2, 2024	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2024	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(Principal Accounting Officer)