Form 10-Q
period 2024-06-30
IPALCO ENTERPRISES, INC.
filed 2024-08-01
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
(The registrant was a voluntary filer during 2024 until its May 28, 2024 Registration Statement on Form S-4 filed with the Securities and Exchange Commission was declared effective on June 6, 2024. The registrant has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

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

At August 1, 2024, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2024

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-Q:

2023 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended
2024 Base Rate Order	The order issued in April 2024 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $71 million annually
2024 IPALCO Notes	$405 million of 3.70% IPALCO Enterprises, Inc. Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
2034 IPALCO Notes	$400 million of 5.75% IPALCO Enterprises, Inc. Senior Secured Notes due April 1, 2034
$300 million Term Loan Agreement	$300 million AES Indiana Term Loan Agreement, dated as of November 21, 2023
ACE	Affordable Clean Energy
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CPCN	Certificate of Public Convenience and Necessity
Credit Agreement	$350 million AES Indiana Revolving Credit Facilities Second Amended and Restated Credit Agreement, dated as of December 22, 2022
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
ECCRA	Environmental Compliance Cost Recovery Adjustment
EGUs	Electric Generating Units
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FIP	Federal Implementation Plan
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
Hardy Hills JV	Hardy Hills JV, LLC
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana

IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
OUCC	Indiana Office of Utility Consumer Counselor
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PTC	Production Tax Credit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable Interest Entity

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Thousands)
REVENUE	$397,594	$396,307	$805,395	$887,693

OPERATING COSTS AND EXPENSES:
Fuel	77,639	125,436	180,558	315,166
Power purchased	44,103	36,772	82,736	86,662
Operation and maintenance	109,092	117,629	224,460	235,528
Depreciation and amortization	82,920	70,419	163,353	140,271
Taxes other than income taxes	6,547	5,990	14,442	13,420
Loss on asset disposal	14	—	1,537	—
Total operating costs and expenses	320,315	356,246	667,086	791,047

OPERATING INCOME	77,279	40,061	138,309	96,646

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	1,269	2,385	2,100	3,955
Interest expense	(43,835)	(35,196)	(87,483)	(70,039)
Other (expense) / income, net	(1,056)	403	(750)	1,420
Total other expense, net	(43,622)	(32,408)	(86,133)	(64,664)

INCOME BEFORE INCOME TAX	33,657	7,653	52,176	31,982

Income tax expense / (benefit)	12,610	(353)	16,519	4,861
NET INCOME	21,047	8,006	35,657	27,121

Net loss attributable to noncontrolling interests	(20,747)	—	(23,299)	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$41,794	$8,006	$58,956	$27,121

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Thousands)
NET INCOME	$21,047	$8,006	$35,657	$27,121

Derivative activity:
Change in derivative fair value, net of income tax effect of $0, $(2,772), $(2,193) and $52, for each respective period	—	8,374	6,626	(158)
Reclassification to earnings, net of income tax effect of $144, $(449), $(108) and $(898), for each respective period	(434)	1,358	326	2,716
Net change in fair value of derivatives	(434)	9,732	6,952	2,558

Other comprehensive (loss) / income	(434)	9,732	6,952	2,558

Comprehensive income	20,613	17,738	42,609	29,679

Less: comprehensive loss attributable to noncontrolling interests	(20,747)	—	(23,299)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$41,360	$17,738	$65,908	$29,679

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2024	2023
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,408	$28,579
Accounts receivable, net of allowance for credit losses of $7,021 and $2,283, respectively	308,732	233,921
Inventories	134,353	143,590
Regulatory assets, current	123,426	89,419
Taxes receivable	26,625	36,481
Derivative assets, current	3,968	15,682
Prepayments and other current assets	46,387	26,358
Total current assets	676,899	574,030
NON-CURRENT ASSETS:
Property, plant and equipment	7,479,055	7,082,443
Less: Accumulated depreciation	2,958,797	2,954,555
	4,520,258	4,127,888
Construction work in progress	731,988	359,014
Total net property, plant and equipment	5,252,246	4,486,902
OTHER NON-CURRENT ASSETS:
Intangible assets - net	232,798	235,656
Regulatory assets, non-current	467,812	541,784
Pension plan assets	40,059	41,172
Other non-current assets	201,593	301,979
Total other non-current assets	942,262	1,120,591
TOTAL ASSETS	$6,871,407	$6,181,523
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 5 and 12)	$280,180	$899,159
Accounts payable	263,526	292,851
Accrued taxes	24,224	22,580
Accrued interest	46,434	33,639
Customer deposits	23,475	29,308
Regulatory liabilities, current	8,667	23,371
Accrued and other current liabilities	29,265	27,547
Total current liabilities	675,771	1,328,455
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 5 and 12)	3,681,156	2,576,798
Deferred income tax liabilities	374,802	361,488
Regulatory liabilities, non-current	468,421	527,224
Accrued other postretirement benefits	2,889	2,776
Asset retirement obligations	342,540	249,930
Other non-current liabilities	14,276	5,130
Total non-current liabilities	4,884,084	3,723,346
Total liabilities	5,559,855	5,051,801
COMMITMENTS AND CONTINGENCIES (see Note 9)
EQUITY:
Common shareholders’ equity
Common stock (no par value, 290,000,000 shares authorized; 108,907,318 shares issued and outstanding at June 30, 2024 and December 31, 2023)	—	—
Paid in capital	1,172,047	1,021,992
Accumulated other comprehensive income	36,246	29,294
Retained earnings	27,044	25,182
Total common shareholders’ equity	1,235,337	1,076,468
Noncontrolling interests	76,215	53,254
Total equity	1,311,552	1,129,722
TOTAL LIABILITIES AND EQUITY	$6,871,407	$6,181,523

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2024	2023
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,657	$27,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,353	140,271
Amortization of deferred financing costs and debt discounts	1,884	1,919
Deferred income taxes and investment tax credit adjustments - net	5,984	33,750
Allowance for equity funds used during construction	(2,100)	(3,955)
Loss on asset disposal	1,537	—
Change in certain assets and liabilities:
Accounts receivable	(56,359)	41,473
Inventories	6,263	(12,834)
Prepayments and other current assets	(10,471)	(24,175)
Accounts payable	(27,191)	11,308
Accrued and other current liabilities	(8,997)	1,252
Accrued taxes payable/receivable	15,043	(29,893)
Accrued interest	12,795	(810)
Pension and other postretirement benefit assets and liabilities	1,227	854
Current and non-current regulatory assets and liabilities	(101,421)	129,825
Other non-current liabilities	2,007	(13,793)
Other - net	(8,464)	(11,387)
Net cash provided by operating activities	30,747	290,926
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(537,870)	(308,277)
Project development costs	(1,178)	(3,269)
Acquisitions	(47,948)	—
Cost of removal payments	(17,259)	(26,385)
Insurance proceeds	—	4,900
Net cash used in investing activities	(604,255)	(333,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	475,000	—
Repayments under revolving credit facilities	(390,000)	—
Short-term borrowings from affiliate	92,000	—
Repayments of short-term borrowings	(392,000)	—
Long-term borrowings	1,050,000	—
Retirement of long-term borrowings	(405,000)	—
Distributions to shareholders	(57,094)	(66,941)
Equity contributions from shareholders	150,000	—
Distributions to noncontrolling interests	(675)	—
Sales to noncontrolling interests	46,935	—
Payments for financing fees	(13,922)	(11)
Proceeds received from termination of interest rate swaps	23,114	—
Other	(21)	(313)
Net cash provided by / (used in) financing activities	578,337	(67,265)
Net change in cash, cash equivalents and restricted cash	4,829	(109,370)
Cash, cash equivalents and restricted cash at beginning of period	28,584	201,553
Cash, cash equivalents and restricted cash at end of period	$33,413	$92,183

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$72,191	$63,642
Non-cash investing activities:
Accruals for capital expenditures	$122,492	$70,677
Changes to right-of-use assets - finance leases	$72,066	$1,380
Non-cash financing activities:
Changes to financing lease liabilities	$(69,114)	$1,380

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Common Shareholders’ Equity
	Common Stock
(in Thousands)	Outstanding Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests
2024
Beginning Balance	108,907	$—	$1,021,992	$29,294	$25,182	$1,076,468	$53,254
Net income / (loss)			—	—	17,162	17,162	(2,552)
Other comprehensive income			—	7,386	—	7,386	—
Distributions to shareholders			—	—	(26,720)	(26,720)	—
Distributions to noncontrolling interests			—	—	—	—	(52)
Other			26	—	—	26	—
Balance at March 31, 2024	108,907	$—	$1,022,018	$36,680	$15,624	$1,074,322	$50,650
Net income / (loss)			—	—	41,794	41,794	(20,747)
Other comprehensive loss			—	(434)	—	(434)	—
Distributions to shareholders			—	—	(30,374)	(30,374)	—
Sales to noncontrolling interests			—	—	—	—	46,935
Distributions to noncontrolling interests			—	—	—	—	(623)
Contributions from shareholders			150,000	—	—	150,000	—
Other			29	—	—	29	—
Balance at June 30, 2024	108,907	$—	$1,172,047	$36,246	$27,044	$1,235,337	$76,215

2023
Beginning Balance	108,907	$—	$1,068,357	$22,269	$(108)	$1,090,518	$—
Net income			—	—	19,115	19,115	—
Other comprehensive loss			—	(7,174)	—	(7,174)	—
Distributions to shareholders(1)			(12,280)	—	(19,115)	(31,395)	—
Other			31	—	—	31	—
Balance at March 31, 2023	108,907	$—	$1,056,108	$15,095	$(108)	$1,071,095	$—
Net income			—	—	8,006	8,006	—
Other comprehensive income				9,732		9,732	—
Distributions to shareholders(1)			(34,177)	—	(1,369)	(35,546)	—
Other			16	—	—	16	—
Balance at June 30, 2023	108,907	$—	$1,021,947	$24,827	$6,529	$1,053,303	$—

(1) IPALCO made return of capital payments of $46.5 million during the six months ended June 30, 2023 for the portion of current year distributions to shareholders in excess of current year net income at the time of distribution.

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 526,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations, all within the state of Indiana. The first station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (for further discussion, see Note 2, ”Regulatory Matters - IRP Filings and Replacement Generation”). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of June 30, 2024, AES Indiana’s net electric generation capacity for winter is 3,070 MW and net summer capacity is 2,925 MW.

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of expected results for the year ending December 31,

2024. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and notes thereto, which are included in IPALCO’s 2023 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported within the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2024	2023
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$33,408	$28,579
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$33,413	$28,584

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(In Thousands)
Accounts receivable, net
Customer receivables	$164,570	$125,715
Unbilled revenue	107,605	91,463
Amounts due from related parties	3,017	5,178
Other	40,561	13,848
Allowance for credit losses	(7,021)	(2,283)
Total accounts receivable, net	$308,732	$233,921

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	Six Months Ended June 30,
$ in Thousands	2024	2023
Allowance for credit losses:
Beginning balance	$2,283	$1,117
Current period provision	3,987	3,327
Net write-offs charged against allowance	(320)	(4,401)
Recoveries collected	1,071	912
Ending Balance	$7,021	$955

Inventories

The following table summarizes our inventories balances at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(In Thousands)
Inventories
Fuel	$66,004	$77,198
Materials and supplies, net	68,349	66,392
Total inventories	$134,353	$143,590

ARO

AES Indiana’s ARO relates primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liability for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,
	2024	2023
	(In Thousands)
Balance as of January 1	$249,930	$218,729
Liabilities incurred	8,507	236
Liabilities settled	(1,802)	(6,537)
Revisions to cash flow and timing estimates	80,221	—
Accretion expense	5,684	5,021
Balance as of June 30	$342,540	$217,449

ARO liabilities incurred in 2024 primarily relate to decommissioning costs for AES Indiana’s renewable projects, including liabilities incurred through acquisition of Hoosier Wind Project, LLC. AES Indiana recorded revisions to its ARO liabilities in 2024 primarily to reflect revisions to cash flow estimates due to increases in closure costs and groundwater treatment measures for ash ponds and landfills. As of June 30, 2024 and December 31, 2023, AES Indiana did not have any assets that are legally restricted for settling its ARO liability. For further information on AES Indiana’s ARO, see Note 3, “Property, Plant and Equipment - ARO” to IPALCO’s 2023 Form 10-K.

AFUDC

AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the periods indicated:

$ in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AFUDC equity	$1,269	$2,385	$2,100	$3,955
AFUDC debt	$6,411	$2,679	$11,687	$5,664

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized over their useful lives. These capitalized software and project development intangible assets range from 7 to 35 year-weighted average amortization periods, respectively.

The following table presents information related to the Company’s intangible assets, including the gross amount capitalized and related amortization:

	June 30,	December 31,
$ in thousands	2024	2023
Capitalized software	$271,812	$261,872
Project development intangible assets	83,710	84,097
Other	797	797
Less: Accumulated amortization	123,521	111,110
Intangible assets - net	$232,798	$235,656

	Three Months Ended June 30,
	2024	2023
Amortization expense	$6,788	$3,024

	Six Months Ended June 30,
	2024	2023
Amortization expense	$13,728	$6,011

Accumulated Other Comprehensive Income

The amounts reclassified out of AOCI by component during the three and six months ended June 30, 2024 and 2023 are as follows (in Thousands):

Details about AOCI components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Net (gain) / losses on cash flow hedges (Note 4):	Interest expense	$(578)	$1,807	$434	$3,614
	Income tax effect	144	(449)	(108)	(898)
Total reclassifications for the period, net of income taxes		$(434)	$1,358	$326	$2,716

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

2. REGULATORY MATTERS

Regulatory Rate Review

On April 17, 2024, the IURC issued an order (the “2024 Base Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the OUCC and the other intervening parties in AES Indiana’s base rate case filing. Among other matters and consistent with the Stipulation and Settlement Agreement, the 2024 Base Rate Order approves an increase in AES Indiana's total annual operating revenue of $71 million for AES Indiana’s electric service and provides a return on common equity of 9.9% and cost of long-term debt of 4.90% on a rate base of approximately $3.5 billion. Updated customer rates and charges became effective on May 9, 2024.

Storm Outage Restoration Inquiry

On July 11, 2023, the OUCC and the Citizens Action Coalition of Indiana (“CAC”) filed a Joint Petition through which they requested the IURC open an investigation into AES Indiana’s practices and procedures regarding storm outage restoration. A technical conference was held on October 2, 2023, to discuss AES Indiana’s response to outages and storm restoration; particularly the storms that occurred between June 29, 2023 and July 2, 2023. In its 2024 Base Rate Order, the IURC stated, "The uncontested evidence established that AES Indiana’s response to the June 29 storm was equal to or better than the response provided by other utilities, as evidenced by a comparison of storm response with the information other utilities provided at a September 28, 2023 technical conference regarding their respective response. The evidence also established that the priorities used to guide each utility’s restoration efforts and overall effort were the same." Contemporaneous with the 2024 Base Rate Order, this Joint Petition was dismissed with prejudice.

DSM

AES Indiana filed a petition with the IURC on May 31, 2024 asking for approval of a two year DSM plan for the 2025-2026 program years. The petition includes requested recovery of program operating costs as well as net lost revenues and financial incentives, depending on the level of success of the programs consistent with prior DSM plans. We expect the IURC to issue an order on this proceeding by the end of 2024.

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

On August 1, 2024, AES Indiana executed an agreement for the acquisition of a development stage solar and BESS project to be developed in southern Indiana. AES Indiana plans to build 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be completed in 2027. This transaction is subject to approval from the IURC. AES Indiana expects to file a petition and case-in-chief with the IURC in August 2024, seeking a CPCN for this project.

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

Hardy Hills Solar Project

In December 2023, the first stage of construction for the Hardy Hills Solar Project was completed and placed in service, with initial operations for over half of the project commencing on December 28, 2023. Construction was completed for the remaining MW and the project achieved full commercial operations in May 2024. Upon the final stage of the project being placed in service, the Company recognized $21.4 million of earnings from tax attributes using the HLBV method.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at June 30, 2024 and December 31, 2023 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of June 30, 2024				Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$87	$—	$—	$87	$127	$—	$—	$127
Mutual funds	3,638	—	—	3,638	3,425	—	—	3,425
Total VEBA investments	3,725	—	—	3,725	3,552	—	—	3,552
FTRs	—	—	3,968	3,968	—	—	1,388	1,388
Interest rate hedges	—	—	—	—	—	14,294	—	14,294
Total financial assets measured at fair value	$3,725	$—	$3,968	$7,693	$3,552	$14,294	$1,388	$19,234

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands)
Beginning Balance	$393	$2,559	$1,388	$7,545
Issuances	3,811	3,624	3,811	3,624
Settlements	(236)	(2,889)	(1,231)	(7,875)
Ending Balance	$3,968	$3,294	$3,968	$3,294

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	June 30, 2024		December 31, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,678,800	$3,437,209	$3,033,800	$2,860,467
Variable-rate	240,000	240,000	455,000	455,000
Total indebtedness	$3,918,800	$3,677,209	$3,488,800	$3,315,467

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $35.5 million and $24.8 million at June 30, 2024 and December 31, 2023, respectively; and

•unamortized discounts of $9.6 million and $6.8 million at June 30, 2024 and December 31, 2023, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, “Overview and Summary of Significant Accounting Policies - Financial Derivatives” and Note 5, “Derivative Instruments and Hedging Activities” to IPALCO’s 2023 Form 10-K.

At June 30, 2024, AES Indiana’s outstanding derivative instruments were as follows:

Commodity	Accounting Treatment	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	9,399	—	9,399

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

The following table provides information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended June 30,		Interest Rate Hedges for the Six Months Ended June 30,
$ in thousands (net of tax)	2024	2023	2024	2023
Beginning accumulated derivative gain	$36,680	$15,095	$29,294	$22,269
Net gains / (losses) associated with current period hedging transactions	—	8,374	6,626	(158)
Net (gains) / losses reclassified to interest expense, net of tax	(434)	1,358	326	2,716
Ending accumulated derivative gain in AOCI	$36,246	$24,827	$36,246	$24,827

Net gain expected to be reclassified to earnings in the next twelve months	1,737

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

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of June 30, 2024 and December 31, 2023, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO’s derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	June 30, 2024	December 31, 2023
FTRs	Not a Cash Flow Hedge	Derivative assets, current	$3,968	$1,388
Interest rate hedges	Cash Flow Hedge	Derivative assets, current	$—	$14,294

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		June 30,	December 31,
Series	Due	2024	2023
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	—
Unamortized discount – net		(8,208)	(6,449)
Deferred financing costs		(26,022)	(19,058)
Total AES Indiana first mortgage bonds		2,769,570	2,128,293
Total long-term debt – AES Indiana		2,769,570	2,128,293
Long-term debt – IPALCO:
3.70% Senior Secured Notes	September 2024	—	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
5.75% Senior Secured Notes	April 2034	400,000	—
Unamortized discount – net		(1,375)	(319)
Deferred financing costs		(8,703)	(4,554)
Total long-term debt – IPALCO		864,922	875,127
Total consolidated IPALCO long-term debt		3,634,492	3,003,420
Less: current portion of long-term debt		40,000	445,000
Net consolidated IPALCO long-term debt		$3,594,492	$2,558,420

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

Line of Credit

As of June 30, 2024 and December 31, 2023, AES Indiana had $240.0 million and $155.0 million in outstanding borrowings on the committed Credit Agreement, respectively.

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

Pursuant to a registration rights agreement dated March 14, 2024, IPALCO agreed to register the 2034 IPALCO Notes under the Securities Act by filing an exchange offer registration statement or, under specified circumstances, a shelf registration statement with the SEC. IPALCO filed a registration statement on Form S-4 with respect to the 2034 IPALCO Notes with the SEC on May 28, 2024 in respect of its obligations under such registration rights agreement, and this registration statement was declared effective on June 6, 2024. The exchange offer closed on July 12, 2024.

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

6. INCOME TAXES

IPALCO’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective tax rate	37.5%	(4.6)%	31.7%	15.2%

The year-to-date rate is different from the combined federal and state statutory rate of 24.9% primarily due to the impact of taxes on noncontrolling interest in subsidiaries and the net tax expense related to the amortization of allowance for equity funds used during construction, which is partially offset by the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of AES Indiana.

IPALCO’s income tax expense for the six months ended June 30, 2024, was calculated using the estimated annual effective income tax rate for 2024 of 21.9% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss. Starting in the second quarter of 2024, the annual effective tax rate increased due to the timing of the implementation of base rates in the 2024 Base Rate Order and the resulting change to pre-tax income and the flowthrough of the reversal of excess deferred taxes. See Note 2, "Regulatory Matters - Regulatory Rate Review" for further information.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The following table presents the net periodic benefit cost of the Pension Plans combined:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,253	$1,298	$2,506	$2,595
Interest cost	6,739	7,455	13,478	14,910
Expected return on plan assets	(7,443)	(8,277)	(14,886)	(16,553)
Amortization of prior service cost	475	543	950	1,086
Amortization of actuarial loss	1,207	1,536	2,414	3,072
Net periodic benefit cost	$2,231	$2,555	$4,462	$5,110

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

8. EQUITY

Paid In Capital

On May 24, 2024, AES U.S. Investments received equity capital contributions totaling $123.5 million, of which $105 million was contributed by AES U.S. Holdings, LLC and $18.5 million was contributed by CDPQ. IPALCO then received equity capital contributions totaling $150.0 million, of which $123.5 million was contributed by AES U.S. Investments and $26.5 million was contributed by CDPQ. IPALCO then made the same investments in AES Indiana. The proceeds from the equity contribution are intended primarily for funding needs related to AES Indiana’s capital expenditure program. The capital contributions were made on a proportional share basis and, therefore, did not change CDPQ’s or AES’ ownership interests in IPALCO or AES U.S. Investments.

Equity Transactions with Noncontrolling Interests

The Hardy Hills Solar Project has been financed with a tax equity structure, in which a tax equity investor receives a portion of the economic attributes of the facility, including tax attributes, that vary over the life of the project. On December 1, 2023, AES Indiana, through a wholly-owned subsidiary (the "Class B Member"), and a third-party investor (the "Class A Member"), entered into an Equity Capital Contribution Agreement, pursuant to which each member made certain capital contributions to Hardy Hills JV. Through June 30, 2024, the Class A member has made total contributions of $126.2 million under the agreement, including $46.9 million contributed in May 2024 upon final completion of the project. A noncontrolling interest was recorded by AES Indiana at the amount of cash contributed by the Class A Member.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of June 30, 2024 and December 31, 2023, respectively.

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of June 30, 2024 and December 31, 2023, respectively.

10. BUSINESS SEGMENTS

IPALCO manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) before income tax as management has concluded that this measure best reflects the underlying business performance of IPALCO and is the most relevant measure considered in IPALCO’s internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Indiana, a vertically integrated electric utility. with all other nonutility business activities aggregated separately. The “Other” nonutility category primarily includes the 2024 IPALCO Notes, 2030 IPALCO Notes, 2034 IPALCO Notes and related interest expense, balances associated with IPALCO’s interest rate hedges, cash and other immaterial balances. See Note 4 "Derivatives instruments and hedging activities" and Note 6 "Debt" for further information on the interest rate swaps related to the 2024 IPALCO Notes. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. See Note 1, "Overview and Summary of Significant Accounting Policies" to IPALCO’s 2023 Form 10-K for further information.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	Utility	Other	Total	Utility	Other	Total
Revenue	$397,594	$—	$397,594	$396,307	$—	$396,307
Depreciation and amortization	$82,920	$—	$82,920	$70,419	$—	$70,419
Interest expense	$32,885	$10,950	$43,835	$24,227	$10,969	$35,196
Income/(loss) before income tax	$43,978	$(10,321)	$33,657	$18,616	$(10,963)	$7,653

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	Utility	Other	Total	Utility	Other	Total
Revenue	$805,395	$—	$805,395	$887,693	$—	$887,693
Depreciation and amortization	$163,353	$—	$163,353	$140,271	$—	$140,271
Interest expense	$65,262	$22,221	$87,483	$48,102	$21,937	$70,039
Income/(loss) before income tax	$72,949	$(20,773)	$52,176	$54,118	$(22,136)	$31,982

	As of June 30, 2024			As of December 31, 2023
	Utility	Other	Total	Utility	Other	Total
Total assets	$6,838,640	$32,767	$6,871,407	$6,129,581	$51,942	$6,181,523

11. REVENUE

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

AES Indiana’s revenue from contracts with customers were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from contracts with customers	$390,717	$388,189	$791,934	$871,070

The following table presents our revenue from contracts with customers and other revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retail Revenue
Retail revenue from contracts with customers:
Residential	$158,899	$148,641	$339,868	$353,389
Small commercial and industrial	61,031	57,657	123,745	127,536
Large commercial and industrial	156,008	161,217	293,528	332,195
Public lighting	2,197	2,470	5,023	5,084
Other (1)	2,812	4,376	4,991	9,033
Total retail revenue from contracts with customers	380,947	374,361	767,155	827,237
Alternative revenue programs	6,269	7,537	11,975	15,276
Wholesale Revenue
Wholesale revenue from contracts with customers:	6,698	9,444	19,320	33,695
Miscellaneous Revenue
Capacity revenue	—	3,307	—	8,155
Transmission and other revenue	3,072	1,077	5,459	1,983
Total miscellaneous revenue from contracts with customers	3,072	4,384	5,459	10,138
Other miscellaneous revenue (2)	608	581	1,486	1,347
Total Revenue	$397,594	$396,307	$805,395	$887,693

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were as follows (in thousands):

	June 30, 2024	December 31, 2023
Revenue from contracts with customers	$278,926	$218,822

Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, unless a customer qualifies for payment extension.

12. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Condensed Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	June 30, 2024	December 31, 2023
Assets
Right-of-use assets — finance leases	Other non-current assets	$87,539	$16,357
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	$218	$—
Finance lease liabilities (noncurrent)	Long-term debt	86,664	17,769
Total finance lease liabilities		$86,882	$17,769

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	June 30, 2024	December 31, 2023
Weighted-average remaining lease term — finance leases	36 years	35 years
Weighted-average discount rate — finance leases	5.67%	5.30%

Operating cash outflows from finance leases were $2.9 million and $0.0 million for the six months ended June 30, 2024 and 2023, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of June 30, 2024 for 2024 through 2028 and thereafter (in thousands):

Finance Leases
2024	$446
2025	4,446
2026	4,535
2027	4,625
2028	4,718
Thereafter	209,278
Total	$228,048
Less: Imputed interest	(141,166)
Present value of lease payments	$86,882

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenues on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total lease revenue	$263	$308	$798	$821

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	June 30, 2024	December 31, 2023
Gross assets	$4,386	$4,341
Less: Accumulated depreciation	(1,342)	(1,222)
Net assets	$3,044	$3,119

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future lease receipts as of June 30, 2024 for the remainder of 2024 through 2028 and thereafter (in thousands):

Operating Leases
2024	$272
2025	553
2026	554
2027	554
2028	354
Thereafter	891
Total	$3,178

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

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three months ended June 30, 2024 reflect higher income before income tax of $26.0 million, or 339.8% and the results for the six months ended June 30, 2024 reflect higher income before income tax of $20.2 million, or 63.1%, primarily due to factors including, but not limited to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Increase in retail margin due to higher prices (primarily driven by the 2024 Base Rate Order)	$20.9	$17.8
Increase in retail margin due to higher volumes (primarily driven by weather and higher retail demand)	11.0	16.6
Increase due to lower contracted service expenses primarily due to lower generation maintenance and outage costs	8.8	12.6
Increase in ECCRA rider revenue due to revised rates that include recovery for certain renewable projects	8.1	11.6
Increase in TDSIC rider revenue	1.0	8.2
Decrease due to higher depreciation expense from additional assets placed in service and higher amortization of regulatory assets	(12.5)	(23.1)
Decrease due to higher interest expense primarily from increased borrowings	(8.6)	(17.4)
Decrease due to higher charges from the Service Company	(2.4)	(5.0)
Other	(0.3)	(1.1)
Net change in income before income tax	$26.0	$20.2

See “Results of Operations” below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended				Six Months Ended
	June 30,				June 30,
$ in Thousands	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

REVENUE	$397,594	$396,307	$1,287	0.3%	$805,395	$887,693	$(82,298)	(9.3)%

OPERATING COSTS AND EXPENSES:
Fuel	77,639	125,436	(47,797)	(38.1)%	180,558	315,166	(134,608)	(42.7)%
Power purchased	44,103	36,772	7,331	19.9%	82,736	86,662	(3,926)	(4.5)%
Operation and maintenance	109,092	117,629	(8,537)	(7.3)%	224,460	235,528	(11,068)	(4.7)%
Depreciation and amortization	82,920	70,419	12,501	17.8%	163,353	140,271	23,082	16.5%
Taxes other than income taxes	6,547	5,990	557	9.3%	14,442	13,420	1,022	7.6%
Loss on asset disposal	14	—	14	100.0%	1,537	—	1,537	100.0%
Total operating costs and expenses	320,315	356,246	(35,931)	(10.1)%	667,086	791,047	(123,961)	(15.7)%

OPERATING INCOME	77,279	40,061	37,218	92.9%	138,309	96,646	41,663	43.1%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	1,269	2,385	(1,116)	(46.8)%	2,100	3,955	(1,855)	(46.9)%
Interest expense	(43,835)	(35,196)	(8,639)	24.5%	(87,483)	(70,039)	(17,444)	24.9%
Other (expense) / income, net	(1,056)	403	(1,459)	(362.0)%	(750)	1,420	(2,170)	(152.8)%
Total other expense, net	(43,622)	(32,408)	(11,214)	34.6%	(86,133)	(64,664)	(21,469)	33.2%

INCOME BEFORE INCOME TAX	33,657	7,653	26,004	339.8%	52,176	31,982	20,194	63.1%

Income tax expense / (benefit)	12,610	(353)	12,963	(3,672.2)%	16,519	4,861	11,658	239.8%
NET INCOME	21,047	8,006	13,041	162.9%	35,657	27,121	8,536	31.5%

Net loss attributable to noncontrolling interests	(20,747)	—	(20,747)	(100.0)%	(23,299)	—	(23,299)	(100.0)%

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$41,794	$8,006	$33,788	422.0%	$58,956	$27,121	$31,835	117.4%

Revenue

Revenue during the three and six months ended June 30, 2024 increased/(decreased) $1.3 million and $82.3 million, respectively, compared to the same periods in 2023, which resulted from the following changes (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue:
Retail revenue	$387,216	$381,898	$5,318	1.4%	$779,130	$842,513	$(63,383)	(7.5)%
Wholesale revenue	6,698	9,444	(2,746)	(29.1)%	19,320	33,695	(14,375)	(42.7)%
Miscellaneous revenue	3,680	4,965	(1,285)	(25.9)%	6,945	11,485	(4,540)	(39.5)%
Total revenue	$397,594	$396,307	$1,287	0.3%	$805,395	$887,693	$(82,298)	(9.3)%

Heating degree days:
Actual	327	457	(130)	(28.4)%	2,656	2,724	(68)	(2.5)%
30-year average	488	496			3,201	3,234

Cooling degree days:
Actual	465	309	156	50.5%	465	309	156	50.5%
30-year average	349	347			352	350

The following table presents additional data on kWh sold:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	kWh Change	% Change	2024	2023	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,109	1,024	85	8.3%	2,540	2,366	174	7.4%
Small commercial and industrial	424	398	26	6.5%	895	849	46	5.4%
Large commercial and industrial	1,512	1,476	36	2.4%	2,911	2,893	18	0.6%
Public lighting	16	3	13	433.3%	21	8	13	162.5%
Sales – retail customers	3,061	2,901	160	5.5%	6,367	6,116	251	4.1%
Wholesale	118	277	(159)	(57.4)%	478	986	(508)	(51.5)%
Total kWh sold	3,179	3,178	1	—%	6,845	7,102	(257)	(3.6)%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended June 30, 2024 as compared to the same period in the prior year:

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the six months ended June 30, 2024 as compared to the same period in the prior year:

During the three months ended June 30, 2024, revenue increased $1.3 million compared to the same period of the prior year, and during the six months ended June 30, 2024, revenue decreased $82.3 million compared to the same period of the prior year. These changes were primarily due to the following:

$ in millions	Three Months Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
Retail revenue:

Volume:
Net increase in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$28.5	$42.4
Price:
Net decrease in the weighted average price of retail kWh sold primarily due to lower fuel revenue, partially offset by higher prices due to the 2024 Base Rate Order.	(20.4)	(98.5)

Other:
Primarily due to decreases in alternative revenue programs and miscellaneous charges to customers (including reconnection and late fee charges)	(2.8)	(7.3)

Net change in retail revenue	5.3	(63.4)

Wholesale revenue:

Volume:
Net decrease in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	(5.4)	(17.4)
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	2.7	3.0

Net change in wholesale revenue	(2.7)	(14.4)

Miscellaneous revenue	(1.3)	(4.5)

Net change in revenue	$1.3	$(82.3)

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating costs and expenses:
Fuel	$77,639	$125,436	$(47,797)	(38.1)%	$180,558	$315,166	$(134,608)	(42.7)%
Power purchased	44,103	36,772	7,331	19.9%	82,736	86,662	(3,926)	(4.5)%
Operation and maintenance	109,092	117,629	(8,537)	(7.3)%	224,460	235,528	(11,068)	(4.7)%
Depreciation and amortization	82,920	70,419	12,501	17.8%	163,353	140,271	23,082	16.5%
Taxes other than income taxes	6,547	5,990	557	9.3%	14,442	13,420	1,022	7.6%
Loss on asset disposal	14	—	14	100%	1,537	—	1,537	100.0%
Total operating costs and expenses	$320,315	$356,246	$(35,931)	(10.1)%	$667,086	$791,047	$(123,961)	(15.7)%

Fuel

The decrease in fuel costs of $47.8 million and $134.6 million during the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
Volume:
Coal	$(8.5)	$(27.8)
Natural gas	1.3	21.2
Oil	—	(0.2)
Net change in volume	(7.2)	(6.8)
Price:
Coal	7.3	16.7
Natural gas	(6.9)	(24.3)
Oil	(0.2)	(0.5)
Deferred fuel	(40.8)	(119.7)
Net change in price	(40.6)	(127.8)

Net change in fuel expense	$(47.8)	$(134.6)

The decreases in the volume of coal are mostly attributed to the retirement of Petersburg Unit 2 in June 2023. The changes in the price of fuel are reflective of market prices for coal and natural gas. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The increase / (decrease) in power purchased of $7.3 million and $(3.9) million during the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
Volume:
Net change in the volume of power purchased primarily due to AES Indiana's generation units running less frequently, partially offset by the impact of acquiring the Hoosier Wind Project	$15.1	$15.4
Price:
Market prices	(2.0)	4.1
Deferred purchased power	(11.4)	(29.8)
Net change in price	(13.4)	(25.7)

Other, net (mostly due to changes in capacity purchases)	5.6	6.4

Net change in power purchased costs	$7.3	$(3.9)

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

Operation and Maintenance

The decreases in Operation and maintenance of $8.5 million and $11.1 million during the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
Decrease in contracted services expenses primarily due to lower generation maintenance and outage costs	$(8.8)	$(12.6)
Increase in charges from the Service Company	2.4	5.0
Other, net	(2.1)	(3.5)
Net change in operation and maintenance costs	$(8.5)	$(11.1)

Depreciation and Amortization

The increases in Depreciation and amortization expense of $12.5 million and $23.1 million during the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year were mostly attributed to the impact of additional assets placed in service, higher amortization of regulatory assets and changes in depreciation rates as a result of the 2024 Base Rate Order.

Other (Expense) / Income, Net

The following table illustrates our changes in Other (expense) / income, net during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other (expense) / income, net
Allowance for equity funds used during construction	$1,269	$2,385	$(1,116)	(46.8)%	$2,100	$3,955	$(1,855)	(46.9)%
Interest expense	(43,835)	(35,196)	(8,639)	24.5%	(87,483)	(70,039)	(17,444)	24.9%
Other (expense) / income, net	(1,056)	403	(1,459)	(362.0)%	(750)	1,420	(2,170)	(152.8)%
Total other expense, net	$(43,622)	$(32,408)	$(11,214)	34.6%	$(86,133)	$(64,664)	$(21,469)	33.2%

Interest Expense

The increases in Interest expense of $8.6 million and $17.4 million during the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year were primarily due to (i) higher interest expense on debt of $15.9 million and $27.5 million, respectively, mostly due to new debt issuances and higher borrowings on the committed Credit Agreement, partially offset by (ii) an increase in the allowance for borrowed funds used during construction of $3.7 million and $6.0 million, respectively.

Income Tax Expense / (Benefit)

The following table illustrates our changes in Income tax expense / (benefit) during the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income tax expense / (benefit)	$12,610	$(353)	$12,963	(3,672.2)%	$16,519	$4,861	$11,658	239.8%

The increases in Income tax expense / (benefit) of $13.0 million and $11.7 million during the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year were primarily driven by higher pre-tax income, a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Indiana resulting from the 2024 Base Rate Order, and the tax effects associated with HLBV in the current period.

Net Loss Attributable to Noncontrolling Interests

The following table illustrates changes in Net loss attributable to noncontrolling interests during the three and six months ended June 30, 2024, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net loss attributable to noncontrolling interests	$(20,747)	$—	$(20,747)	(100.0)%	$(23,299)	$—	$(23,299)	(100.0)%

The Net loss attributable to noncontrolling interests of $20.7 million and $23.3 million for the three and six months ended June 30, 2024, respectively, relates to the allocation of earnings using the HLBV method for the Hardy Hills Solar Project, which began initial operations in December 2023. See Note 2, “Regulatory Matters - IRP Filings and Replacement Generation - Hardy Hills Solar Project ” to the Financial Statements included in IPALCO’s 2023 Form 10-K for more information.

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

Operational

Trade Restrictions and Supply Chain

On March 29, 2022, the U.S. Department of Commerce (“Commerce”) announced the initiation of an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand and Vietnam (“Southeast Asia”) are circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. This investigation resulted in significant systemic disruptions to the import of solar panels from Southeast Asia. On June 6, 2022, President Biden issued a Proclamation waiving any circumvention duties on imported solar cells and panels from Southeast Asia that result from this investigation for a 24-month period ending June 6, 2024. Suppliers resumed importing cells and panels from Southeast Asia into the U.S. pursuant to a Commerce certification regime implementing the Proclamation.

On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four Southeast Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to several but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers comprising the cells and panels were manufactured outside of China or if no more than two out of six specifically identified panel components were produced in China. On August 18, 2023, Commerce issued its final determinations and affirmed its preliminary findings in most respects. Commerce found that three of the specific companies it investigated were not circumventing. Several parties have challenged Commerce’s circumvention final determinations before the U.S. Court of International Trade (“CIT”), arguing that the determinations were not supported by substantial evidence or otherwise rendered in accordance with governing law.

On December 29, 2023, Auxin Solar and Concept Clean Energy filed a lawsuit before CIT, challenging certain aspects of the final rule promulgated by Commerce to implement the Proclamation. The lawsuit specifically challenges Commerce’s decisions not to suspend the final disposition of certain entries of imported solar cells and panels from Southeast Asia made prior to June 6, 2024, and not to collect AD/CVD deposits with respect to those entries. Certain U.S. developers, associations, and foreign solar producers have intervened in the case to support Commerce’s final rule. The CIT denied motions to dismiss filed by the U.S. Department of Justice, and the defendant-intervenors, and on July 22, 2024 plaintiffs filed their opening brief on the merits.

On April 24, 2024, new Commerce regulations with respect to the administration of AD/CVD cases went into effect, including regulations pertaining to transnational subsidization and particular market situations. On the same day, several companies filed a petition requesting that Commerce initiate an investigation into whether new AD/CVD duties should be imposed on cells and modules imported from Thailand, Cambodia, Malaysia and Vietnam. These petitions cover exports of cells and panels from Southeast Asia that are not otherwise subject to the Commerce circumvention determinations. On May 14, 2024, Commerce initiated new AD/CVD investigations with respect to all four countries, and the U.S. International Trade Commission preliminarily voted to continue its investigations on June 7, 2024. Commerce is scheduled to announce its preliminary determinations and duty rates in these investigations in the fall of 2024. The U.S. International Trade Commission will conduct its final injury investigation with respect to these exports from Southeast Asia in the first half of 2024. If the Commerce and U.S. International Trade Commission investigations result in Commerce issuing AD/CVD orders, the orders are likely to be imposed in the second or third quarter of 2025.

Separately, the U.S. maintains a global tariff (currently 14.25% ad valorem) on solar cells and modules pursuant to the Section 201 Safeguard Action on crystalline silicon photovoltaic products, which became effective in February 2018. On June 21, 2024, President Biden issued Proclamation 10779, revoking the exclusion of bifacial panels from safeguard relief previously proclaimed in Proclamation 10339, and reinstating bifacial panels under the Section 201 Safeguard Action, subject to certain qualifications.

Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) seeks to block the import of products made with forced labor in certain areas of China and may lead to certain suppliers being blocked from importing solar cells and panels to the U.S. While this has impacted the U.S. market, we have managed this issue without significant impact to our projects. Further disruptions may impact our suppliers’ ability or willingness to meet their contractual agreements or to continue to supply cells or panels into the U.S. market on terms that we deem satisfactory.

While we have executed agreements for AES Indiana’s existing solar projects that mitigate these risks, further disruptions may impact our suppliers’ ability or willingness to meet their contractual agreements with respect to these projects on terms that we deem satisfactory and these and future disruptions may impact the availability or costs of future projects. The impact of new Commerce investigations or any adverse Commerce determinations or other tariff disputes or litigation, the impact of the UFLPA, potential future disruptions to the solar panel supply chain and their effect on AES Indiana’s solar project development and construction activities remain uncertain. AES Indiana will continue to monitor developments and take prudent steps towards managing our renewable projects.

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

Macroeconomic and Political

IRA and U.S. Renewable Energy Tax Credits

The IRA includes provisions that benefit the Company’s planned clean energy projects, including increases, extensions, direct transfers and/or new tax credits for wind, solar, and storage. The IRA extends solar ITCs and provides higher credits for projects that satisfy wage and apprenticeship requirements, as well as the “technology neutral” clean electricity PTC and ITC will provide incremental benefits for our current and future planned renewable projects. For further discussion of our renewable projects, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of IPALCO’s 2023 Form 10-K.

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

Regulatory

Regulatory Rate Review

On April 17, 2024, the IURC issued an order (the “2024 Base Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the OUCC and the other intervening parties in AES Indiana’s base rate case filing. Please see Note 2, "Regulatory Matters - Regulatory Rate Review" to the Financial Statements included in this Form 10-Q for further discussion.

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

On April 24, 2023, EPA published the proposed MATS Risk and Technology Review (RTR) Rule. On May 7, 2024, EPA published a final rule to revise MATS for coal and oil-fired EGUs. The final rule is effective on July 8, 2024. The final rule lowers certain emissions limits and revises certain other aspects of MATS. We are still reviewing the rule and it is too early to determine any potential impact. However, the existing requirements of MATS would not apply to AES Indiana upon conversion of the remaining two coal-fired units at Petersburg to natural gas.

Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.

Waste Management and CCR

The EPA's final CCR rule became effective in October 2015 (the "CCR Rule").

The EPA has indicated that they will implement a phased approach to amending the CCR Rule, which is ongoing. On May 18, 2023, EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule. On May 8, 2024, EPA published final revisions to the CCR rule which are effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. We are still reviewing this rule and it is too early to determine any potential impact.

The CCR Rule, current or future amendments to, or EPA interpretations of, the CCR Rule, Indiana CCR regulations, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, "Property, Plant and Equipment - ARO" and Note 10, "Commitments and Contingencies - Contingencies - Legal Matters - Coal Ash Insurance Litigation" to the Financial Statements of IPALCO’s 2023 Form 10-K for further discussion.

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

The final NSPS for CO2 emissions from new, modified and reconstructed fossil-fuel-fired power plants were published in the Federal Register on October 23, 2015. Several states and industry groups challenged the NSPS for CO2 in the D.C. Circuit Court. On December 20, 2018, the EPA published proposed revisions to the final NSPS for new, modified and reconstructed coal-fired electric utility steam generating units. The EPA proposed that the Best System of Emissions Reduction (BSER) for these units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and sub-critical steam conditions for smaller units, and not partial carbon capture and sequestration (CCS), which had been the BSER for these units in the 2015 final NSPS. The EPA did not include revisions for natural-gas combined cycle or simple cycle units in the December 20, 2018 proposal. Challenges to the GHG NSPS remain held in abeyance at this time. On May 23, 2023, EPA published a proposed rule that would establish CO2 emissions limits for certain new fossil-fuel fired stationary combustion turbines that commence construction or are modified after May 23, 2023. On May 9, 2024, EPA published the final NSPS requiring carbon capture and sequestration for new and reconstructed baseload stationary combustion turbines, among other requirements. EPA did not finalize revisions to the NSPS for newly constructed or reconstructed coal-fired electric utility steam generating units as proposed in 2018.

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

On May 23, 2023, EPA published a proposed rule that would vacate the ACE Rule, establish emissions guidelines in the form of CO2 emissions limitations for certain existing EGUs and would require states to develop State Plans that establish standards of performance for such EGUs that are at least as stringent as EPA’s emissions guidelines. On May 9, 2024, EPA published the final rule regulating GHGs from existing EGUs pursuant to Section 111(d) of the Clean Air Act and effective on July 8, 2024. Existing EGUs are those that were constructed prior to January 8, 2014. Depending on various EGU-specific factors, the bases of emissions guidelines for natural gas-fired units include the use of uniform fuels and routine methods of operation and maintenance and the bases of emissions guidelines for coal-fired units include 40% natural gas co-firing or carbon capture and sequestration with 90% capture of CO2 depending on the date that coal operations cease. Specific standards for performance for EGUs will be established through a State Plan (or a Federal Plan if the state of Indiana were to not submit an approvable plan).

We are still reviewing the final rules and it is too early to determine any potential impact. GHG regulations, current or future amendments to, resulting state or federal plans, or pending or future litigation associated with such regulations or plans could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

Based on the above, there is some uncertainty with respect to the impact of GHG rules on AES Indiana. The EPA, states and other utilities are still evaluating potential impacts of the GHG regulations in our industry. In light of these uncertainties, we cannot predict the impact of the EPA’s current and future GHG regulations, or resulting state or federal plans, on our consolidated results of operations, cash flows, and financial condition, but it could be material.

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

On June 5, 2023, the EPA published a final Federal Implementation Plan ("FIP") to address air quality impacts with respect to the 2015 Ozone NAAQS. The rule established a revised CSAPR NOx Ozone Season Group 3 trading program for 22 states, including Indiana and became effective during 2023 and includes enhancements in the revised Group 3 trading program. On June 27, 2024, the U.S. Supreme Court issued an order granting a stay of EPA’s 2023 FIP pending resolution of legal challenges to the FIP.

At this time we cannot predict the impact of these rule revisions or potential future legal outcomes, but any such impact could include the need to purchase additional allowances or make operational adjustments or could otherwise be material to our business, financial condition or results of operation.

CWA – Facility Response Plan

On March 28, 2022, the EPA published a proposed rule to establish Facility Response Plan (“FRP”) requirements for non-transportation onshore facilities that store CWA hazardous substances and meet certain criteria and thresholds. On March 28, 2024, the EPA published the final CWA Hazardous Substance Facility Response Plans rule which became effective on May 27, 2024. It is too early to determine whether this final rule may have a material impact on our business, financial condition or results of operation.

CWA - Environmental Wastewater Requirements and Regulation of Water Discharge

In November 2015, the EPA published its final Steam ELG rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology applications. In 2020, EPA issued a final rule, known as the 2020

Reconsideration Rule, revising certain aspects of the 2015 ELG rule. Wastewater treatment technologies already installed and operated at Petersburg met the requirements of these rules. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, EPA published a proposed rule revising the 2020 Reconsideration Rule. On May 9, 2024, EPA published the final rule which is effective on July 8, 2024. The final rule establishes more stringent best available technology limits for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate and established a new set of definitions and new limits for combustion residual leachate and legacy wastewater. We are currently reviewing this rule and it is too early to determine whether any outcome of this final rule, litigation or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

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

In 2017, IDEM also issued to Harding Street and Petersburg NPDES permits regulating water discharges associated with operation of their power plant operations. As part of the normal course of business, AES Indiana submitted timely applications for renewal for both Harding Street and Petersburg NPDES permits in March 2022. On November 29, 2023, IDEM issued the final NPDES permit renewal for Harding Street with an effective date of January 1, 2024. The permit includes a 316(b) determination requiring the installation of modified traveling screens and fish handling return system and an entrainment study. The permit also includes other new requirements, including new thermal limitations, that could result in the need for AES Indiana to take additional actions to ensure compliance with the final permit. On December 14, 2023, AES Indiana filed a petition for appeal of certain new requirements, including the new thermal limitations, in the final Harding Street NPDES permit. A stay of the appealed requirements was granted on January 4, 2024, and is in effect until October 28, 2024 (extended from July 26, 2024), which could be further extended. It is too early to determine the potential impact, but final or future permits could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard. The renewal application for the Petersburg NPDES permit remains pending.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of June 30, 2024, we had unrestricted cash and cash equivalents of $33.4 million and available borrowing capacity of $110 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 29, 2026. In February 2024, AES Indiana received an order from the IURC granting authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $350 million remains available under the order as of June 30, 2024. This order also grants authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $400 million remains available under the order as of June 30, 2024. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of June 30, 2024. The amount of new debt that we issue is additionally restricted as a result of contractual obligations of AES and by the covenants included in our existing debt obligations. Under such restrictions, AES Indiana is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change
Net cash provided by operating activities	$30,747	$290,926	$(260,179)
Net cash used in investing activities	(604,255)	(333,031)	(271,224)
Net cash provided by / (used in) financing activities	578,337	(67,265)	645,602
Net change in cash, cash equivalents and restricted cash	4,829	(109,370)	114,199
Cash, cash equivalents and restricted cash at beginning of period	28,584	201,553	(172,969)
Cash, cash equivalents and restricted cash at end of period	$33,413	$92,183	$(58,770)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change
Net income	$35,657	$27,121	$8,536
Depreciation and amortization	163,353	140,271	23,082
Deferred income taxes and investment tax credit adjustments - net	5,984	33,750	(27,766)
Other adjustments to net income	1,321	(2,036)	3,357
Net income, adjusted for non-cash items	206,315	199,106	7,209
Net change in operating assets and liabilities(1)	(175,568)	91,820	(267,388)
Net cash provided by operating activities	$30,747	$290,926	$(260,179)

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was driven by changes in the following (in thousands):

Decrease from current and non-current regulatory assets and liabilities primarily due to lower FAC collections in the current year and the settlement of a pre-existing power purchase agreement	$(231,246)
Decrease from accounts receivable driven primarily by the timing of the collections, including billing delays and an increase in revenues mainly due higher retail volumes	(97,832)
Increase in income tax receivables	44,936
Increase in prepaid and other assets due to timing of payments and a decrease in advanced capacity purchases	13,704
Other	3,050
Net change in operating assets and liabilities	$(267,388)

Investing Activities

Net cash used in investing activities increased $271.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures related with renewable energy projects and growth related capital expenditures primarily from TDSIC Plan	$(229,593)
Payments for an acquisition made in the current year	(47,948)
Other	6,317
Net change in investing activities	$(271,224)

Financing Activities

Net cash provided by financing activities increased $645.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which was primarily driven by (in thousands):

Increase due to long-term debt issuances at IPALCO and AES Indiana	$1,050,000
Increase due to equity capital contributions from shareholders	150,000
Increase due to short-term borrowings	92,000
Increase due to higher net revolver draws on AES Indiana's revolving credit facility	85,000
Increase due to sale to noncontrolling interests	46,935
Decrease due to repayments of Senior Secured Notes	(405,000)
Decrease due to repayment of the term loan issued in 2023 and other short-term borrowings	(392,000)
Other	18,667
Net change in financing activities	$645,602

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

Line of Credit

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at June 30, 2024
AES Indiana	Revolving	December 2027	$350.0	$110.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2024 through 2026 (including amounts already expended in the first six months of 2024) is currently estimated to cost approximately $3.2 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

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

(3) Includes spending under AES Indiana’s TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through June 30, 2024 were $776.7 million.

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

The following table presents the debt ratings and credit ratings (issuer/corporate rating) and outlook for IPALCO and AES Indiana.

Debt ratings	IPALCO	AES Indiana	Outlook
Fitch Ratings	BBB (a)	A (b)	Stable
Moody’s Investors Service	Baa3 (a)	A2 (b)	Negative
S&P Global Ratings	BBB- (a)	A- (b)	Stable

Credit ratings	IPALCO	AES Indiana	Outlook
Fitch Ratings	BBB-	BBB+	Stable
Moody’s Investors Service	—	Baa1	Negative
S&P Global Ratings	BBB	BBB	Stable

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first six months of 2024 and 2023, IPALCO paid $57.1 million and $66.9 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory and legal considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, “Overview and Summary of Significant Accounting Policies” of IPALCO’s 2023 Form 10-K. The Company’s critical accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2023 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended June 30, 2024.

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

The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of June 30, 2024, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company conducted an assessment of the effectiveness of its internal control over financial reporting as of June 30, 2024 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As disclosed in our Form 10-K for the fiscal year ended December 31,

2023, the Company determined that a material weakness in internal control over financial reporting existed as of December 31, 2023 related to the fourth quarter implementation of SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. We identified control deficiencies that aggregated to a material weakness in the design and operation of information technology general controls (“ITGCs”) which support the Company’s internal control processes for revenue recognition and related accounts and disclosures impacted by revenue recognition. The design deficiencies related to user access and program change-management controls. Business process controls (automated and manual) and management review controls reliant on SAP IS-U were deemed ineffective as they were adversely impacted by the ineffective information technology general controls.

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

Changes in Internal Controls over Financial Reporting

Except as discussed above, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management and our Board of Directors are committed to the remediation of this material weakness as well as the continued improvement of the Company’s overall system of internal control over financial reporting.

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

Please see Note 2, “Regulatory Matters” and Note 9, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2023 and the Notes to IPALCO’s Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Forms 10-K and our Form 10-Qs.

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

IPALCO ENTERPRISES, INC.

Date:	August 1, 2024	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2024	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(Principal Accounting Officer)