Form 10-Q
period 2024-09-30
IPALCO ENTERPRISES, INC.
filed 2024-11-01
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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

At October 31, 2024, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2024

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-Q:

2023 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended
2024 Base Rate Order	The order issued in April 2024 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $71 million annually
2024 IPALCO Notes	$405 million of 3.70% IPALCO Enterprises, Inc. Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
2034 IPALCO Notes	$400 million of 5.75% IPALCO Enterprises, Inc. Senior Secured Notes due April 1, 2034
$300 million Term Loan Agreement	$300 million AES Indiana Term Loan Agreement, dated as of November 21, 2023
$400 million Term Loan Agreement	$400 million AES Indiana Term Loan Agreement, dated as of August 14, 2024
ACE	Affordable Clean Energy
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CAC	Citizens Action Coalition
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
CPCN	Certificate of Public Convenience and Necessity
Credit Agreement	$350 million AES Indiana Revolving Credit Facilities Second Amended and Restated Credit Agreement, dated as of December 22, 2022
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
ECCRA	Environmental Compliance Cost Recovery Adjustment
EGUs	Electric Generating Units
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FIP	Federal Implementation Plan
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
Hardy Hills JV	Hardy Hills JV, LLC
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries

IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
OUCC	Indiana Office of Utility Consumer Counselor
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PTC	Production Tax Credit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable Interest Entity

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
•cyber-attacks, information security breaches or information system failures;
•catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemics, or the future outbreak of any other highly infectious or contagious disease, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences, including as a result of climate change; and
•the risks and other factors discussed in this report and other IPALCO filings with the SEC.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2023 Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2023 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2024 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in “Part II - Item 1A. Risk Factors”, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

SOURCES OF OTHER INFORMATION

We encourage investors, the media, our customers and others interested in the Company to review the information we post at www.aesindiana.com. None of the information on our website is incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any reference to our website is intended to be an inactive textual reference only.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In Thousands)
REVENUE	$449,171	$402,887	$1,254,566	$1,290,580

OPERATING COSTS AND EXPENSES:
Fuel	96,103	96,698	276,661	411,864
Power purchased	31,100	35,748	113,836	122,410
Operation and maintenance	125,849	120,858	350,309	356,386
Depreciation and amortization	85,493	72,021	248,846	212,292
Taxes other than income taxes	6,130	6,359	20,572	19,779
(Gain) / loss on asset disposals	(115)	—	1,422	—
Total operating costs and expenses	344,560	331,684	1,011,646	1,122,731

OPERATING INCOME	104,611	71,203	242,920	167,849

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	1,485	3,134	3,585	7,089
Interest expense	(44,198)	(34,471)	(131,681)	(104,510)
Other income / (expense), net	484	(633)	(266)	787
Total other expense, net	(42,229)	(31,970)	(128,362)	(96,634)

INCOME BEFORE INCOME TAX	62,382	39,233	114,558	71,215

Income tax expense	8,314	3,802	24,833	8,663
NET INCOME	54,068	35,431	89,725	62,552

Net loss attributable to noncontrolling interests	(872)	—	(24,171)	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$54,940	$35,431	$113,896	$62,552

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In Thousands)
NET INCOME	$54,068	$35,431	$89,725	$62,552

Derivative activity:
Change in derivative fair value, net of income tax effect of $0, $(2,477), $(2,193) and $(2,425), for each respective period	—	7,482	6,626	7,325
Reclassification to earnings, net of income tax effect of $144, $(449), $36 and $(1,348), for each respective period	(434)	1,358	(108)	4,073
Net change in fair value of derivatives	(434)	8,840	6,518	11,398

Other comprehensive (loss) / income	(434)	8,840	6,518	11,398

Comprehensive income	53,634	44,271	96,243	73,950

Less: comprehensive loss attributable to noncontrolling interests	(872)	—	(24,171)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$54,506	$44,271	$120,414	$73,950

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2024	2023
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,308	$28,579
Accounts receivable, net of allowance for credit losses of $17,087 and $2,283, respectively	322,701	233,921
Inventories	125,090	143,590
Regulatory assets, current	126,470	89,419
Taxes receivable	20,723	36,481
Derivative assets, current	2,817	15,682
Prepayments and other current assets	35,936	26,358
Total current assets	682,045	574,030
NON-CURRENT ASSETS:
Property, plant and equipment	7,560,533	7,082,443
Less: Accumulated depreciation	2,995,834	2,954,555
	4,564,699	4,127,888
Construction work in progress	869,363	359,014
Total net property, plant and equipment	5,434,062	4,486,902
OTHER NON-CURRENT ASSETS:
Intangible assets - net	234,136	235,656
Regulatory assets, non-current	474,963	541,784
Pension plan assets	39,502	41,172
Other non-current assets	168,235	301,979
Total other non-current assets	916,836	1,120,591
TOTAL ASSETS	$7,032,943	$6,181,523
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 5 and 12)	$430,383	$899,159
Accounts payable	278,667	292,851
Accrued taxes	29,898	22,580
Accrued interest	83,813	33,639
Customer deposits	21,319	29,308
Regulatory liabilities, current	8,322	23,371
Asset retirement obligations, current	26,384	—
Accrued and other current liabilities	28,548	27,547
Total current liabilities	907,334	1,328,455
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 5 and 12)	3,641,207	2,576,798
Deferred income tax liabilities	387,512	361,488
Regulatory liabilities, non-current	443,691	527,224
Accrued other postretirement benefits	2,946	2,776
Asset retirement obligations, non-current	320,166	249,930
Other non-current liabilities	19,726	5,130
Total non-current liabilities	4,815,248	3,723,346
Total liabilities	5,722,582	5,051,801
COMMITMENTS AND CONTINGENCIES (see Note 9)
EQUITY:
Common shareholders’ equity
Common stock (no par value, 290,000,000 shares authorized; 108,907,318 shares issued and outstanding at September 30, 2024 and December 31, 2023)	—	—
Paid in capital	1,172,058	1,021,992
Accumulated other comprehensive income	35,812	29,294
Retained earnings	28,932	25,182
Total common shareholders’ equity	1,236,802	1,076,468
Noncontrolling interests	73,559	53,254
Total equity	1,310,361	1,129,722
TOTAL LIABILITIES AND EQUITY	$7,032,943	$6,181,523

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2024	2023
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,725	$62,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248,846	212,292
Amortization of deferred financing costs and debt discounts	2,735	2,889
Deferred income taxes and investment tax credit adjustments - net	8,072	32,735
Allowance for equity funds used during construction	(3,585)	(7,089)
Loss on asset disposal	1,422	—
Change in certain assets and liabilities:
Accounts receivable	(69,259)	32,200
Inventories	16,845	(30,264)
Prepayments and other current assets	819	(9,728)
Accounts payable	(52,219)	(28,669)
Accrued and other current liabilities	(11,292)	2,137
Accrued taxes payable/receivable	26,944	(20,103)
Accrued interest	50,174	11,325
Pension and other postretirement benefit assets and liabilities	1,840	1,390
Current and non-current regulatory assets and liabilities	(119,289)	100,822
Other non-current liabilities	5,173	(9,226)
Other - net	(5,707)	(6,176)
Net cash provided by operating activities	191,244	347,087
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(727,152)	(453,671)
Project development costs	(3,164)	(4,589)
Acquisitions	(48,368)	—
Purchase of intangible assets	—	(44,650)
Cost of removal payments	(26,080)	(36,749)
Insurance proceeds	—	4,900
Net cash used in investing activities	(804,764)	(534,759)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	570,000	75,000
Repayments under revolving credit facilities	(675,000)	—
Short-term borrowings	300,000	—
Short-term borrowings from affiliate	92,000	—
Repayments of short-term borrowings	(392,000)	—
Long-term borrowings	1,050,000	—
Retirement of long-term borrowings	(405,000)	—
Distributions to shareholders	(110,146)	(66,941)
Equity contributions from shareholders	150,000	—
Distributions to noncontrolling interests	(2,459)	—
Sales to noncontrolling interests	46,935	—
Payments for financing fees	(14,173)	(85)
Proceeds received from termination of interest rate swaps	23,114	—
Other	(22)	(313)
Net cash provided by financing activities	633,249	7,661
Net change in cash, cash equivalents and restricted cash	19,729	(180,011)
Cash, cash equivalents and restricted cash at beginning of period	28,584	201,553
Cash, cash equivalents and restricted cash at end of period	$48,313	$21,542

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$78,842	$82,541
Non-cash investing activities:
Accruals for capital expenditures	$162,662	$106,674
Changes to right-of-use assets - finance leases	$72,066	$983
Non-cash financing activities:
Changes to financing lease liabilities	$(69,089)	$(1,408)

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Common Shareholders’ Equity
	Common Stock
(in Thousands)	Outstanding Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests
2024
Beginning Balance	108,907	$—	$1,021,992	$29,294	$25,182	$1,076,468	$53,254
Net income / (loss)			—	—	17,162	17,162	(2,552)
Other comprehensive income			—	7,386	—	7,386	—
Distributions to shareholders			—	—	(26,720)	(26,720)	—
Distributions to noncontrolling interests			—	—	—	—	(52)
Other			26	—	—	26	—
Balance at March 31, 2024	108,907	$—	$1,022,018	$36,680	$15,624	$1,074,322	$50,650
Net income / (loss)			—	—	41,794	41,794	(20,747)
Other comprehensive loss			—	(434)	—	(434)	—
Distributions to shareholders			—	—	(30,374)	(30,374)	—
Sales to noncontrolling interests			—	—	—	—	46,935
Distributions to noncontrolling interests			—	—	—	—	(623)
Contributions from shareholders			150,000	—	—	150,000	—
Other			29	—	—	29	—
Balance at June 30, 2024	108,907	$—	$1,172,047	$36,246	$27,044	$1,235,337	$76,215
Net income / (loss)			—	—	54,940	54,940	(872)
Other comprehensive loss			—	(434)	—	(434)	—
Distributions to shareholders			—	—	(53,052)	(53,052)	—
Distributions to noncontrolling interests			—	—	—	—	(1,784)
Other			11	—	—	11	—
Balance at September 30, 2024	108,907	$—	$1,172,058	$35,812	$28,932	$1,236,802	$73,559

2023
Beginning Balance	108,907	$—	$1,068,357	$22,269	$(108)	$1,090,518	$—
Net income			—	—	19,115	19,115	—
Other comprehensive loss			—	(7,174)	—	(7,174)	—
Distributions to shareholders(1)			(12,280)	—	(19,115)	(31,395)	—
Other			31	—	—	31	—
Balance at March 31, 2023	108,907	$—	$1,056,108	$15,095	$(108)	$1,071,095	$—
Net income			—	—	8,006	8,006	—
Other comprehensive income				9,732		9,732	—
Distributions to shareholders(1)			(34,177)	—	(1,369)	(35,546)	—
Other			16	—	—	16	—
Balance at June 30, 2023	108,907	$—	$1,021,947	$24,827	$6,529	$1,053,303	$—
Net income			—	—	35,431	35,431	—
Other comprehensive income			—	8,840	—	8,840	—
Other			21	—	—	21	—
Balance at September 30, 2023	108,907	$—	$1,021,968	$33,667	$41,960	$1,097,595	$—

(1) IPALCO made return of capital payments of $46.5 million during the nine months ended September 30, 2023 for the portion of current year distributions to shareholders in excess of current year net income at the time of distribution.

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 530,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations, all within the state of Indiana. The first station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (for further discussion, see Note 2, ”Regulatory Matters - IRP Filings and Replacement Generation”). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of September 30, 2024, AES Indiana’s net electric generation capacity at these generating stations for winter is 3,070 MW and net summer capacity is 2,925 MW.

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

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS Project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. The Pike County BESS Project is expected to be completed in early 2025.

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

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of expected results for the year ending December

31, 2024. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2023 audited consolidated financial statements and notes thereto, which are included in IPALCO’s 2023 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported within the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2024	2023
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$48,308	$28,579
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$48,313	$28,584

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(In Thousands)
Accounts receivable, net
Customer receivables	$196,714	$125,715
Unbilled revenue	98,194	91,463
Amounts due from related parties	7,005	5,178
Other	37,875	13,848
Allowance for credit losses	(17,087)	(2,283)
Total accounts receivable, net	$322,701	$233,921

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	Nine Months Ended September 30,
$ in Thousands	2024	2023
Allowance for credit losses:
Beginning balance	$2,283	$1,117
Current period provision	14,018	5,536
Net write-offs charged against allowance	(577)	(6,940)
Recoveries collected	1,363	1,351
Ending Balance	$17,087	$1,064

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. During 2024, the current period provision and allowance for credit losses has increased due to higher past due customer receivables. AES Indiana temporarily paused customer disconnections and certain collection efforts and write-off processes after the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023. This has resulted in higher past due customer receivables and a higher allowance for credit losses as of September 30, 2024. AES Indiana currently anticipates reinstituting the customer disconnections process and collection efforts and write-off processes in the fourth quarter of 2024.

Inventories

The following table summarizes our inventory balances at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(In Thousands)
Inventories
Fuel	$55,977	$77,198
Materials and supplies, net	69,113	66,392
Total inventories	$125,090	$143,590

ARO

AES Indiana’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liabilities for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,
	2024	2023
	(In Thousands)
Balance as of January 1	$249,930	$218,729
Liabilities incurred	8,864	656
Liabilities settled	(3,202)	(9,946)
Revisions to cash flow and timing estimates	81,714	—
Accretion expense	9,244	7,352
Balance as of September 30	$346,550	$216,791
Less: ARO liabilities, current	26,384	—
ARO liabilities, non-current	$320,166	$216,791

ARO liabilities incurred in 2024 primarily relate to decommissioning costs for AES Indiana’s renewable projects, including liabilities incurred through acquisition of Hoosier Wind Project, LLC. AES Indiana recorded revisions to its ARO liabilities in 2024 primarily to reflect revisions to cash flow estimates due to increases in closure costs and groundwater treatment measures for ash ponds and landfills. As of September 30, 2024 and December 31, 2023, AES Indiana did not have any assets that are legally restricted for settling its ARO liability. For further information on AES Indiana’s ARO, see Note 3, “Property, Plant and Equipment - ARO” to IPALCO’s 2023 Form 10-K.

AFUDC

AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the periods indicated:

$ in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AFUDC equity	$1,485	$3,134	$3,585	$7,089
AFUDC debt	$7,436	$3,841	$19,123	$9,505

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized over their useful lives. These capitalized software and project development intangible assets range from 7 to 35 year-weighted average amortization periods, respectively.

The following table presents information related to the Company’s intangible assets, including the gross amount capitalized and related amortization:

	September 30,	December 31,
$ in thousands	2024	2023
Capitalized software	$279,878	$261,872
Project development intangible assets	83,430	84,097
Other	797	797
Less: Accumulated amortization	129,969	111,110
Intangible assets - net	$234,136	$235,656

	Three Months Ended September 30,
	2024	2023
Amortization expense	$6,729	$3,654

	Nine Months Ended September 30,
	2024	2023
Amortization expense	$20,458	$9,665

Accumulated Other Comprehensive Income

The amounts reclassified out of AOCI by component during the three and nine months ended September 30, 2024 and 2023 are as follows (in Thousands):

Details about AOCI components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Net (gains) / losses on cash flow hedges (Note 4):	Interest expense	$(578)	$1,807	$(144)	$5,421
	Income tax effect	144	(449)	36	(1,348)
Total reclassifications for the period, net of income taxes		$(434)	$1,358	$(108)	$4,073

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

Storm Outage Restoration Inquiry

On July 11, 2023, the OUCC and the CAC filed a Joint Petition through which they requested the IURC open an investigation into AES Indiana’s practices and procedures regarding storm outage restoration. A technical conference was held on October 2, 2023, to discuss AES Indiana’s response to outages and storm restoration; particularly the storms that occurred between June 29, 2023 and July 2, 2023. In its 2024 Base Rate Order, the IURC stated, "The uncontested evidence established that AES Indiana’s response to the June 29 storm was equal to or better than the response provided by other utilities, as evidenced by a comparison of storm response with the information other utilities provided at a September 28, 2023 technical conference regarding their respective response. The evidence also established that the priorities used to guide each utility’s restoration efforts and overall effort were the same." Contemporaneous with the 2024 Base Rate Order, this Joint Petition was dismissed with prejudice.

DSM

AES Indiana filed a petition with the IURC on May 31, 2024 asking for approval of a two year DSM plan for the 2025-2026 program years. The petition includes requested recovery of program operating costs as well as net lost revenue and financial incentives, depending on the level of success of the programs consistent with prior DSM plans. On October 1, 2024, AES Indiana and the OUCC filed settlement testimony with the IURC in support of approval of a Stipulation and Settlement Agreement reached between the settling parties (AES Indiana, OUCC, and CAC). An evidentiary hearing on this matter was held by the IURC on October 22, 2024. We expect the IURC to issue an order on this proceeding by the end of 2024.

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

Petersburg Repowering

On March 11, 2024, AES Indiana filed for approval of a CPCN with the IURC to convert Petersburg Units 3 and 4 from coal to natural gas and to recover costs through future rates. The conversion of Unit 3 is expected to begin in February 2026 and be completed by June 2026 and the conversion of Unit 4 is expected to begin in June 2026 and be completed by December 2026. An evidentiary hearing on this matter was held by the IURC on August 6, 2024. We expect the IURC to issue an order on this proceeding in the fourth quarter of 2024.

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

Crossvine Project

On August 1, 2024, AES Indiana executed an agreement for the acquisition of a development stage solar and BESS project to be developed in Dubois County, Indiana. AES Indiana plans to build 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be completed in mid-2027. This transaction is subject to approval from the IURC. AES Indiana filed a petition and case-in-chief with the IURC in August 2024, seeking a CPCN for this project.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at September 30, 2024 and December 31, 2023 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of September 30, 2024				Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$83	$—	$—	$83	$127	$—	$—	$127
Mutual funds	3,855	—	—	3,855	3,425	—	—	3,425
Total VEBA investments	3,938	—	—	3,938	3,552	—	—	3,552
FTRs	—	—	2,817	2,817	—	—	1,388	1,388
Interest rate hedges	—	—	—	—	—	14,294	—	14,294
Total financial assets measured at fair value	$3,938	$—	$2,817	$6,755	$3,552	$14,294	$1,388	$19,234

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Beginning Balance	$3,968	$3,294	$1,388	$7,545
Issuances	—	—	3,811	3,624
Settlements	(1,151)	(943)	(2,382)	(8,818)
Ending Balance	$2,817	$2,351	$2,817	$2,351

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	September 30, 2024		December 31, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,678,800	$3,644,584	$3,033,800	$2,860,467
Variable-rate	350,000	350,000	455,000	455,000
Total indebtedness	$4,028,800	$3,994,584	$3,488,800	$3,315,467

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $35.3 million and $24.8 million at September 30, 2024 and December 31, 2023, respectively; and

•unamortized discounts of $9.5 million and $6.8 million at September 30, 2024 and December 31, 2023, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, “Overview and Summary of Significant Accounting Policies - Financial Derivatives” and Note 5, “Derivative Instruments and Hedging Activities” to IPALCO’s 2023 Form 10-K.

At September 30, 2024, AES Indiana’s outstanding derivative instruments were as follows:

Commodity	Accounting Treatment	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	6,987	—	6,987

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

The following table provides information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended September 30,		Interest Rate Hedges for the Nine Months Ended September 30,
$ in thousands (net of tax)	2024	2023	2024	2023
Beginning accumulated derivative gain	$36,246	$24,827	$29,294	$22,269
Net gains associated with current period hedging transactions	—	7,482	6,626	7,325
Net (gains) / losses reclassified to interest expense, net of tax	(434)	1,358	(108)	4,073
Ending accumulated derivative gain in AOCI	$35,812	$33,667	$35,812	$33,667

Net gain expected to be reclassified to earnings in the next twelve months	1,737

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

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of September 30, 2024 and December 31, 2023, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO’s derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	September 30, 2024	December 31, 2023
FTRs	Not a Cash Flow Hedge	Derivative assets, current	$2,817	$1,388
Interest rate hedges	Cash Flow Hedge	Derivative assets, current	$—	$14,294

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		September 30,	December 31,
Series	Due	2024	2023
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$40,000	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	—
Unamortized discount – net		(8,150)	(6,449)
Deferred financing costs		(25,770)	(19,058)
Total AES Indiana first mortgage bonds		2,769,880	2,128,293
Total long-term debt – AES Indiana		2,769,880	2,128,293
Long-term debt – IPALCO:
3.70% Senior Secured Notes	September 2024	—	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
5.75% Senior Secured Notes	April 2034	400,000	—
Unamortized discount – net		(1,353)	(319)
Deferred financing costs		(8,490)	(4,554)
Total long-term debt – IPALCO		865,157	875,127
Total consolidated IPALCO long-term debt		3,635,037	3,003,420
Less: current portion of long-term debt		80,000	445,000
Net consolidated IPALCO long-term debt		$3,555,037	$2,558,420

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

Line of Credit

As of September 30, 2024 and December 31, 2023, AES Indiana had $50.0 million and $155.0 million in outstanding borrowings on the committed Credit Agreement, respectively.

Significant Transactions

AES Indiana First Mortgage Bonds and AES Indiana Term Loans

In August 2024, AES Indiana entered into an unsecured $400 million 364-day term loan agreement ("$400 million Term Loan Agreement"), which can be drawn in two tranches. AES Indiana drew $300 million at closing and drew the remaining $100 million in October 2024, with the proceeds being used for general corporate purposes. This agreement matures on August 13, 2025, and bears interest at variable rates as described in the $400 million Term

Loan Agreement. The $400 million Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Indiana's Credit Agreement. AES Indiana has classified the $400 million Term Loan Agreement, including the $300 million outstanding as of September 30, 2024, as short-term indebtedness as it matures August 2025. Management plans to repay the $400 million Term Loan Agreement through a combination of funds from debt financings and parent equity capital contributions.

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

6. INCOME TAXES

IPALCO’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective tax rate	13.3%	9.7%	21.7%	12.2%

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

IPALCO’s income tax expense for the nine months ended September 30, 2024, was calculated using the estimated annual effective income tax rate for 2024 of 17.3% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The following table presents the net periodic benefit cost of the Pension Plans combined:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,253	$1,297	$3,759	$3,892
Interest cost	6,739	7,455	20,217	22,365
Expected return on plan assets	(7,443)	(8,277)	(22,329)	(24,830)
Amortization of prior service cost	475	543	1,425	1,629
Amortization of actuarial loss	1,207	1,536	3,621	4,608
Net periodic benefit cost	$2,231	$2,554	$6,693	$7,664

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

8. EQUITY

Paid In Capital

On May 24, 2024, AES U.S. Investments received equity capital contributions totaling $123.5 million, of which $105 million was contributed by AES U.S. Holdings, LLC and $18.5 million was contributed by CDPQ. IPALCO then received equity capital contributions totaling $150.0 million, of which $123.5 million was contributed by AES U.S. Investments and $26.5 million was contributed by CDPQ. IPALCO then made the same investments in AES Indiana. The proceeds from the equity capital contributions are intended primarily for funding needs related to AES Indiana’s capital expenditure program. The equity capital contributions were made on a proportional share basis and, therefore, did not change CDPQ’s or AES’ ownership interests in IPALCO or AES U.S. Investments.

Equity Transactions with Noncontrolling Interests

The Hardy Hills Solar Project has been financed with a tax equity structure, in which a tax equity investor receives a portion of the economic attributes of the facility, including tax attributes, that vary over the life of the project. On December 1, 2023, AES Indiana, through a wholly-owned subsidiary (the "Class B Member"), and a third-party investor (the "Class A Member"), entered into an Equity Capital Contribution Agreement, pursuant to which each member made certain capital contributions to Hardy Hills JV. Through September 30, 2024, the Class A member has made total contributions of $126.2 million under the agreement, including $46.9 million contributed in May 2024 upon final completion of the project. A noncontrolling interest was recorded by AES Indiana at the amount of cash contributed by the Class A Member.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of September 30, 2024 and December 31, 2023, respectively.

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of September 30, 2024 and December 31, 2023, respectively.

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

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Utility	Other	Total	Utility	Other	Total
Revenue	$449,171	$—	$449,171	$402,887	$—	$402,887
Depreciation and amortization	$85,493	$—	$85,493	$72,021	$—	$72,021
Interest expense	$33,745	$10,453	$44,198	$23,502	$10,969	$34,471
Income/(loss) before income tax	$73,109	$(10,727)	$62,382	$49,887	$(10,654)	$39,233

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Utility	Other	Total	Utility	Other	Total
Revenue	$1,254,566	$—	$1,254,566	$1,290,580	$—	$1,290,580
Depreciation and amortization	$248,846	$—	$248,846	$212,292	$—	$212,292
Interest expense	$99,007	$32,674	$131,681	$71,604	$32,906	$104,510
Income/(loss) before income tax	$146,058	$(31,500)	$114,558	$104,005	$(32,790)	$71,215

	As of September 30, 2024			As of December 31, 2023
	Utility	Other	Total	Utility	Other	Total
Total assets	$6,998,420	$34,523	$7,032,943	$6,129,581	$51,942	$6,181,523

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

AES Indiana’s revenue from contracts with customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from contracts with customers	$441,973	$393,940	$1,233,907	$1,265,010

The following table presents our revenue from contracts with customers and other revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retail Revenue
Retail revenue from contracts with customers:
Residential	$183,757	$162,531	$523,625	$515,920
Small commercial and industrial	66,786	58,777	190,531	186,313
Large commercial and industrial	170,657	156,995	464,185	489,190
Public lighting	3,009	2,369	8,032	7,453
Other (1)	3,585	4,253	8,576	13,286
Total retail revenue from contracts with customers	427,794	384,925	1,194,949	1,212,162
Alternative revenue programs	6,482	7,877	18,457	23,153
Wholesale Revenue
Wholesale revenue from contracts with customers:	10,183	7,794	29,503	41,489
Miscellaneous Revenue
Capacity revenue	97	—	97	8,155
Transmission and other revenue	3,898	1,221	9,357	3,204
Total miscellaneous revenue from contracts with customers	3,995	1,221	9,454	11,359
Other miscellaneous revenue (2)	717	1,070	2,203	2,417
Total Revenue	$449,171	$402,887	$1,254,566	$1,290,580

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were as follows (in thousands):

	September 30, 2024	December 31, 2023
Revenue from contracts with customers	$300,681	$218,822

Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, unless a customer qualifies for payment extension. AES Indiana temporarily paused customer disconnections and certain collection efforts and write-off processes to support the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023. In the third quarter of 2024, AES Indiana began offering extended payment plans for customers who may need assistance in paying their past due bills. See Note 1, “Overview and Summary of Significant Accounting Policies – Accounts Receivable and Allowance for Credit Losses” for further information on AES Indiana’s receivable balances.

12. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Condensed Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	September 30, 2024	December 31, 2023
Assets
Right-of-use assets — finance leases	Other non-current assets	$86,934	$16,357
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	$218	$—
Finance lease liabilities (noncurrent)	Long-term debt	86,640	17,769
Total finance lease liabilities		$86,858	$17,769

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	September 30, 2024	December 31, 2023
Weighted-average remaining lease term — finance leases	36 years	35 years
Weighted-average discount rate — finance leases	5.67%	5.30%

Operating cash outflows from finance leases were $3.4 million and $0.0 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of September 30, 2024 for 2024 through 2028 and thereafter (in thousands):

Finance Leases
2024	$446
2025	4,446
2026	4,535
2027	4,625
2028	4,718
Thereafter	209,278
Total	$228,048
Less: Imputed interest	(141,190)
Present value of lease payments	$86,858

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total lease revenue	$358	$455	$1,156	$1,275

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	September 30, 2024	December 31, 2023
Gross assets	$4,387	$4,341
Less: Accumulated depreciation	(1,381)	(1,222)
Net assets	$3,006	$3,119

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future lease receipts as of September 30, 2024 for the remainder of 2024 through 2028 and thereafter (in thousands):

Operating Leases
2024	$136
2025	553
2026	554
2027	554
2028	354
Thereafter	891
Total	$3,042

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

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three months ended September 30, 2024 reflect higher income before income tax of $23.1 million, or 59.0% and the results for the nine months ended September 30, 2024 reflect higher income before income tax of $43.3 million, or 60.9%, primarily due to factors including, but not limited to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2024 vs. 2023	2024 vs. 2023
Increase in retail margin due to higher prices (primarily driven by the 2024 Base Rate Order, including the impact of certain riders now included in base rates)	$35.6	$50.5
Increase in retail margin due to higher volumes (primarily driven by weather and higher retail demand)	4.1	20.8
Increase in ECCRA rider revenue due to recovery of certain renewable project investments	9.0	19.4
Increase due to lower contracted service expenses and materials and supplies inventory consumption, primarily due to lower generation maintenance and outage costs	6.0	22.2
Decrease due to higher depreciation expense from additional assets placed in service, higher amortization of regulatory assets and changes in depreciation rates as a result of the 2024 Base Rate Order	(13.5)	(36.6)
Decrease due to higher interest expense primarily from increased borrowings	(9.7)	(27.2)
Decrease due to higher expected credit losses	(7.9)	(8.5)
Other	(0.5)	2.7
Net change in income before income tax	$23.1	$43.3

See “Results of Operations” below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenue and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
$ in Thousands	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

REVENUE	$449,171	$402,887	$46,284	11.5%	$1,254,566	$1,290,580	$(36,014)	(2.8)%

OPERATING COSTS AND EXPENSES:
Fuel	96,103	96,698	(595)	(0.6)%	276,661	411,864	(135,203)	(32.8)%
Power purchased	31,100	35,748	(4,648)	(13.0)%	113,836	122,410	(8,574)	(7.0)%
Operation and maintenance	125,849	120,858	4,991	4.1%	350,309	356,386	(6,077)	(1.7)%
Depreciation and amortization	85,493	72,021	13,472	18.7%	248,846	212,292	36,554	17.2%
Taxes other than income taxes	6,130	6,359	(229)	(3.6)%	20,572	19,779	793	4.0%
(Gain) / loss on asset disposals	(115)	—	(115)	(100.0)%	1,422	—	1,422	100.0%
Total operating costs and expenses	344,560	331,684	12,876	3.9%	1,011,646	1,122,731	(111,085)	(9.9)%

OPERATING INCOME	104,611	71,203	33,408	46.9%	242,920	167,849	75,071	44.7%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	1,485	3,134	(1,649)	(52.6)%	3,585	7,089	(3,504)	(49.4)%
Interest expense	(44,198)	(34,471)	(9,727)	28.2%	(131,681)	(104,510)	(27,171)	26.0%
Other income / (expense), net	484	(633)	1,117	(176.5)%	(266)	787	(1,053)	(133.8)%
Total other expense, net	(42,229)	(31,970)	(10,259)	32.1%	(128,362)	(96,634)	(31,728)	32.8%

INCOME BEFORE INCOME TAX	62,382	39,233	23,149	59.0%	114,558	71,215	43,343	60.9%

Income tax expense	8,314	3,802	4,512	118.7%	24,833	8,663	16,170	186.7%
NET INCOME	54,068	35,431	18,637	52.6%	89,725	62,552	27,173	43.4%

Net loss attributable to noncontrolling interests	(872)	—	(872)	(100.0)%	(24,171)	—	(24,171)	(100.0)%

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$54,940	$35,431	$19,509	55.1%	$113,896	$62,552	$51,344	82.1%

Revenue

Revenue during the three and nine months ended September 30, 2024 increased / (decreased) $46.3 million and $(36.0) million, respectively, compared to the same periods in 2023, which resulted from the following changes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue:
Retail revenue	$434,276	$392,802	$41,474	10.6%	$1,213,406	$1,235,315	$(21,909)	(1.8)%
Wholesale revenue	10,183	7,794	2,389	30.7%	29,503	41,489	(11,986)	(28.9)%
Miscellaneous revenue	4,712	2,291	2,421	105.7%	11,657	13,776	(2,119)	(15.4)%
Total revenue	$449,171	$402,887	$46,284	11.5%	$1,254,566	$1,290,580	$(36,014)	(2.8)%

Heating degree days:
Actual	18	6	12	200.0%	2,674	2,730	(56)	(2.1)%
30-year average	49	51			3,250	3,285

Cooling degree days:
Actual	835	788	47	6.0%	1,300	1,097	203	18.5%
30-year average	808	802			1,160	1,152

The following table presents additional data on kWh sold:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	kWh Change	% Change	2024	2023	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,325	1,291	34	2.6%	3,865	3,657	208	5.7%
Small commercial and industrial	468	459	9	2.0%	1,363	1,308	55	4.2%
Large commercial and industrial	1,683	1,654	29	1.8%	4,594	4,547	47	1.0%
Public lighting	8	4	4	100.0%	29	12	17	141.7%
Sales – retail customers	3,484	3,408	76	2.2%	9,851	9,524	327	3.4%
Wholesale	174	195	(21)	(10.8)%	652	1,181	(529)	(44.8)%
Total kWh sold	3,658	3,603	55	1.5%	10,503	10,705	(202)	(1.9)%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the three months ended September 30, 2024 as compared to the same period in the prior year:

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the nine months ended September 30, 2024 as compared to the same period in the prior year:

During the three months ended September 30, 2024, revenue increased $46.3 million compared to the same period of the prior year, and during the nine months ended September 30, 2024, revenue decreased $36.0 million compared to the same period of the prior year. These changes were primarily due to the following:

$ in millions	Three Months Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
Retail revenue:

Volume:
Net increase in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$11.4	$52.9
Price:
Net increase / (decrease) in the weighted average price of retail kWh sold primarily due to the 2024 Base Rate Order and lower FAC revenue primarily in the first half of 2024.	32.2	(65.4)

Other:
Primarily due to decreases in alternative revenue programs and miscellaneous charges to customers (including reconnection and late fee charges)	(2.1)	(9.4)

Net change in retail revenue	41.5	(21.9)

Wholesale revenue:

Volume:
Net decrease in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	(0.9)	(18.6)
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	3.3	6.6

Net change in wholesale revenue	2.4	(12.0)

Miscellaneous revenue	2.4	(2.1)

Net change in revenue	$46.3	$(36.0)

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating costs and expenses:
Fuel	$96,103	$96,698	$(595)	(0.6)%	$276,661	$411,864	$(135,203)	(32.8)%
Power purchased	31,100	35,748	(4,648)	(13.0)%	113,836	122,410	(8,574)	(7.0)%
Operation and maintenance	125,849	120,858	4,991	4.1%	350,309	356,386	(6,077)	(1.7)%
Depreciation and amortization	85,493	72,021	13,472	18.7%	248,846	212,292	36,554	17.2%
Taxes other than income taxes	6,130	6,359	(229)	(3.6)%	20,572	19,779	793	4.0%
(Gain) / loss on asset disposals	(115)	—	(115)	100%	1,422	—	1,422	100.0%
Total operating costs and expenses	$344,560	$331,684	$12,876	3.9%	$1,011,646	$1,122,731	$(111,085)	(9.9)%

Fuel

The decreases in fuel costs of $0.6 million and $135.2 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
Volume:
Coal	$(12.2)	$(40.4)
Natural gas	20.0	42.2
Oil	0.2	—
Net change in volume	8.0	1.8
Price:
Coal	1.5	18.6
Natural gas	(16.6)	(41.7)
Oil	0.1	(0.6)
Deferred fuel	6.4	(113.3)
Net change in price	(8.6)	(137.0)

Net change in fuel expense	$(0.6)	$(135.2)

The changes in the volume of coal and natural gas are mostly attributed to the retirement of Petersburg Unit 2 in June 2023. The changes in the price of fuel are reflective of market prices for coal and natural gas. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The decreases in power purchased of $4.6 million and $8.6 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
Volume:
Net (decrease) / increase in the volume of power purchased primarily due to AES Indiana's generation units running (more) / less frequently during the respective periods, and the impact of acquiring the Hoosier Wind Project in the first quarter of 2024.	$(8.1)	$3.9
Price:
Market prices	1.9	9.4
Deferred purchased power	5.5	(24.4)
Net change in price	7.4	(15.0)

Other, net (mostly due to changes in capacity purchases)	(3.9)	2.5

Net change in power purchased costs	$(4.6)	$(8.6)

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

Operation and Maintenance

The increase / (decrease) in Operation and maintenance of $5.0 million and $(6.1) million during the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year were primarily due to the following changes:

$ in millions	Three Months Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
Decrease in contracted services expenses, and lower materials and supplies inventory consumption, primarily due to lower generation maintenance and outage costs	$(6.0)	$(22.2)
Increase in charges from the Service Company	5.0	10.3
Increase due to higher expected credit losses	7.9	8.5
Other, net	(1.9)	(2.7)
Net change in operation and maintenance costs	$5.0	$(6.1)

Depreciation and Amortization

The increases in Depreciation and amortization expense of $13.5 million and $36.6 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year were mostly attributed to the impact of additional assets placed in service, higher amortization of regulatory assets and changes in depreciation rates as a result of the 2024 Base Rate Order.

Other (Expense) / Income, Net

The following table illustrates our changes in Other (expense) / income, net during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other (expense) / income, net
Allowance for equity funds used during construction	$1,485	$3,134	$(1,649)	(52.6)%	$3,585	$7,089	$(3,504)	(49.4)%
Interest expense	(44,198)	(34,471)	(9,727)	28.2%	(131,681)	(104,510)	(27,171)	26.0%
Other income / (expense), net	484	(633)	1,117	(176.5)%	(266)	787	(1,053)	(133.8)%
Total other expense, net	$(42,229)	$(31,970)	$(10,259)	32.1%	$(128,362)	$(96,634)	$(31,728)	32.8%

Interest Expense

The increases in Interest expense of $9.7 million and $27.2 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year were primarily due to (i) higher interest expense on debt of $13.0 million and $37.3 million, respectively, mostly due to new debt issuances and higher borrowings on the committed Credit Agreement, partially offset by (ii) an increase in the allowance for borrowed funds used during construction of $3.6 million and $9.6 million, respectively.

Income Tax Expense

The following table illustrates our changes in Income tax expense during the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income tax expense	$8,314	$3,802	$4,512	118.7%	$24,833	$8,663	$16,170	186.7%

The increases in Income tax expense of $4.5 million and $16.2 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year were primarily driven by higher pre-tax income, a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Indiana resulting from the 2024 Base Rate Order, and the tax effects associated with HLBV in the current period; partially offset by the reversal of certain excess deferred taxes which are not probable to cause a reduction in future base customer rates.

Net Loss Attributable to Noncontrolling Interests

The following table illustrates changes in Net loss attributable to noncontrolling interests during the three and nine months ended September 30, 2024, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net loss attributable to noncontrolling interests	$(872)	$—	$(872)	(100.0)%	$(24,171)	$—	$(24,171)	(100.0)%

The Net loss attributable to noncontrolling interests of $0.9 million and $24.2 million for the three and nine months ended September 30, 2024, respectively, relates to the allocation of earnings using the HLBV method for the Hardy Hills Solar Project, which began initial operations in December 2023 and achieved full commercial operations in May 2024. See Note 2, “Regulatory Matters - IRP Filings and Replacement Generation - Hardy Hills Solar Project ” to the Financial Statements included in IPALCO’s 2023 Form 10-K for more information.

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

Operational

Trade Restrictions and Supply Chain

On April 1, 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand and Vietnam (“Southeast Asia”) are circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China.

This investigation resulted in significant systemic disruptions to the import of solar cells and panels from Southeast Asia. On June 6, 2022, President Biden issued a Proclamation waiving any circumvention duties on imported solar cells and panels from Southeast Asia that result from this investigation for a 24-month period ending June 6, 2024. Suppliers resumed importing cells and panels from Southeast Asia into the U.S. pursuant to a Commerce certification regime implementing the Proclamation.

On December 2, 2022, Commerce issued country-wide affirmative preliminary determinations that circumvention had occurred in each of the four Southeast Asian countries. Commerce also evaluated numerous individual companies and issued preliminary determinations that circumvention had occurred with respect to several but not all of these companies. Additionally, Commerce issued a preliminary determination that circumvention would not be deemed to occur for any solar cells and panels imported from the four countries if the wafers comprising the cells and panels were manufactured outside of China or if no more than two out of six specifically identified panel components were produced in China. On August 23, 2023, Commerce published its final determinations and affirmed its preliminary findings in most respects. Commerce found that three of the specific companies it investigated were not circumventing. Several parties have challenged Commerce’s circumvention final determinations before the U.S. Court of International Trade (“CIT”), arguing that the determinations were not supported by substantial evidence or otherwise rendered in accordance with governing law.

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

On April 24, 2024, new Commerce regulations with respect to the administration of AD/CVD cases went into effect, including regulations pertaining to transnational subsidization and particular market situations. On the same day, several companies filed a petition requesting that Commerce initiate an investigation into whether new AD/CVD duties should be imposed on cells and modules imported from Thailand, Cambodia, Malaysia and Vietnam. These petitions cover exports of cells and panels from Southeast Asia that are not otherwise subject to the Commerce circumvention determinations. On May 14, 2024, Commerce initiated new AD/CVD investigations with respect to all four countries, and the U.S. International Trade Commission preliminarily voted to continue its investigations on June 7, 2024. On October 4, 2024, Commerce published its CVD preliminary determinations, establishing CVD cash deposit requirements, which may be applied retroactively with respect to Thailand and Vietnam. Commerce is scheduled to announce its AD preliminary determinations in these investigations in late November of 2024. The U.S. International Trade Commission will conduct its final injury investigation with respect to these exports from Southeast Asia in the first half of 2025. If the Commerce and U.S. International Trade Commission investigations result in Commerce issuing AD/CVD orders, the orders are likely to be imposed in the second or third quarter of 2025.

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

Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) seeks to block the import of products made with forced labor in certain areas of China, at any point in the supply chain, and may lead to certain suppliers being blocked from importing solar cells and panels to the U.S. While this has impacted the U.S. market, we have managed this issue without significant impact to our projects. Further disruptions may impact our suppliers’ ability or willingness to meet their contractual agreements or to continue to supply cells or panels into the U.S. market on terms that we deem satisfactory.

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

We account for renewable projects according to GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity investors at the time of its creation, which for projects utilizing the ITC, begins in the quarter the project is placed in service. For projects utilizing the PTC, this value is recognized over 10 years as the facility produces energy. In 2023, we recognized $26.1 million of earnings from tax attributes using the HLBV method upon the first stage of the Hardy Hills Solar Project being placed in service. Upon the final stage of the project being placed in service in May 2024, the Company recognized $21.4 million of earnings from tax attributes using the HLBV method. As we progress in our plan of integrating additional renewable energy projects under our 2022 IRP, as discussed further below, we anticipate additional earnings associated with the tax attributes of these projects.

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

Interest Rates

In the U.S. there has been a rise in interest rates since 2021, and interest rates are expected to remain volatile in the near term. Although all of our existing IPALCO and AES Indiana long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under our Credit Agreement and

$400 million Term Loan Agreement. For future IPALCO debt financings, IPALCO manages a hedging program and evaluates pre-issuance hedges to reduce uncertainty and exposure to future interest rates.

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

On April 24, 2023, EPA published the proposed MATS Risk and Technology Review (RTR) Rule. On May 7, 2024, EPA published a final rule to revise MATS for coal and oil-fired EGUs. The final rule is effective on July 8, 2024. The final rule lowers certain emissions limits and revises certain other aspects of MATS. It is too early to determine any potential impact. However, the existing requirements of MATS would not apply to AES Indiana upon conversion of the remaining two coal-fired units at Petersburg to natural gas. The MATS RTR Rule is subject to legal challenges. On October 4, 2024, the U.S. Supreme Court denied emergency stay applications.

Further rulemakings and/or proceedings are possible; however, in the meantime, MATS remains in effect. We currently cannot predict the outcome of the regulatory or judicial process, or its impact, if any, on our MATS compliance planning or ultimate costs.

Waste Management and CCR

The EPA's final CCR rule became effective in October 2015 (the "CCR Rule").

The EPA has indicated that they will implement a phased approach to amending the CCR Rule, which is ongoing. On May 18, 2023, EPA published a proposed rule that would expand the scope of CCR units regulated by the CCR Rule. On May 8, 2024, EPA published final revisions to the CCR rule which are effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. It is too early to determine any potential impact from this rule.

On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana establishes a final state-level CCR permit program, AES Indiana could eventually be required to apply for a federal CCR permit from the EPA. On December 21, 2022, IDEM published in the Indiana Register a Second Notice of Comment Period for its proposed CCR rulemaking which would include regulation of CCR through a state permitting program. On August 7, 2024, in response to changes to Indiana statute, as well as comments received during the Second Notice of Comment Period, IDEM published a Continuation of the Second Notice of Comment Period for proposed amendments to the draft rule language for a State CCR Permitting Program.

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

On May 23, 2023, EPA published a proposed rule that would vacate the ACE Rule, establish emissions guidelines in the form of CO2 emissions limitations for certain existing EGUs and would require states to develop State Plans that establish standards of performance for such EGUs that are at least as stringent as EPA’s emissions guidelines. On May 9, 2024, EPA published the final rule regulating GHGs from existing EGUs pursuant to Section 111(d) of the Clean Air Act and effective on July 8, 2024. Existing EGUs are those that were constructed prior to January 8, 2014. Depending on various EGU-specific factors, the bases of emissions guidelines for natural gas-fired units include the use of uniform fuels and routine methods of operation and maintenance and the bases of emissions guidelines for coal-fired units include 40% natural gas co-firing or carbon capture and sequestration with 90% capture of CO2 depending on the date that coal operations cease. Specific standards for performance for EGUs will be established through a State Plan (or a Federal Plan if the state of Indiana were to not submit an approvable plan). The May 2024 rule is subject to legal challenges. On October 16, 2024, the U.S. Supreme Court denied emergency stay applications.

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

CWA - Environmental Wastewater Requirements and Regulation of Water Discharge

In November 2015, the EPA published its final Steam Electric Power Generating Effluent Limitation Guidelines (ELG) rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology applications. In 2020, EPA issued a final rule, known as the 2020 Reconsideration Rule, revising certain aspects of the 2015 ELG rule. Wastewater treatment technologies already installed and operated at Petersburg met the requirements of these rules. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, EPA published a proposed rule revising the 2020 Reconsideration Rule. On May 9, 2024, EPA published the final rule which became effective on July 8, 2024. The final rule establishes more stringent best available technology limits for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate and established a new set of definitions and new limits for combustion residual leachate and legacy wastewater. The May 2024 rule is subject to legal challenges. On October 10, 2024, the Eighth Circuit Court denied stay applications. It is too early to determine whether any outcome of this final rule, litigation or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

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

In 2017, IDEM also issued to Harding Street and Petersburg NPDES permits regulating water discharges associated with operation of their power plant operations. As part of the normal course of business, AES Indiana submitted timely applications for renewal for both Harding Street and Petersburg NPDES permits in March 2022. On November 29, 2023, IDEM issued the final NPDES permit renewal for Harding Street with an effective date of January 1, 2024. The permit includes a 316(b) determination requiring the installation of modified traveling screens and fish handling return system and an entrainment study. The permit also includes other new requirements, including new thermal limitations, that could result in the need for AES Indiana to take additional actions to ensure compliance with the final permit. On December 14, 2023, AES Indiana filed a petition for appeal of certain new requirements, including the new thermal limitations, in the final Harding Street NPDES permit. A stay of the appealed requirements was initially granted on January 4, 2024, and is in effect until January 28, 2025 (as extended from October 28, 2024), which could be further extended. The renewal application for the Petersburg NPDES permit remains pending. IDEM published the draft Petersburg NPDES permit for public notice on September 19, 2024, with the comment period closing October 21, 2024. It is too early to determine the potential impact, but final or future permits could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of September 30, 2024, we had unrestricted cash and cash equivalents of $48.3 million and available borrowing capacity of $300 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 29, 2026. In February 2024, AES Indiana received an order from the IURC granting authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $350 million remains available under the order as of September 30, 2024. This order also grants authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $0 million remains available under the order as of September 30, 2024. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of September 30, 2024. The amount of new debt that we issue is additionally restricted as a result of contractual obligations of AES and by the covenants included in our existing debt obligations. Under such restrictions, AES Indiana is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change
Net cash provided by operating activities	$191,244	$347,087	$(155,843)
Net cash used in investing activities	(804,764)	(534,759)	(270,005)
Net cash provided by financing activities	633,249	7,661	625,588
Net change in cash, cash equivalents and restricted cash	19,729	(180,011)	199,740
Cash, cash equivalents and restricted cash at beginning of period	28,584	201,553	(172,969)
Cash, cash equivalents and restricted cash at end of period	$48,313	$21,542	$26,771

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change
Net income	$89,725	$62,552	$27,173
Depreciation and amortization	248,846	212,292	36,554
Deferred income taxes and investment tax credit adjustments - net	8,072	32,735	(24,663)
Other adjustments to net income	572	(4,200)	4,772
Net income, adjusted for non-cash items	347,215	303,379	43,836
Net change in operating assets and liabilities(1)	(155,971)	43,708	(199,679)
Net cash provided by operating activities	$191,244	$347,087	$(155,843)

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was driven by changes in the following (in thousands):

Decrease from current and non-current regulatory assets and liabilities primarily due to lower FAC collections in the current year and the settlement of a pre-existing power purchase agreement	$(220,111)
Decrease from accounts receivable driven primarily by the timing of the collections, including billing delays and an increase in revenue mainly due to higher retail volumes	(101,459)
Increase from income tax receivables	47,047
Increase from inventories mainly due to due to lower purchases of fuel inventory in the current year	47,109
Increase from accrued interest due to higher interest expense primarily from increased borrowings	38,849
Other	(11,114)
Net change in operating assets and liabilities	$(199,679)

Investing Activities

Net cash used in investing activities increased $270.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was primarily driven by (in thousands):

Higher cash outflows for capital expenditures related with renewable energy projects and growth related capital expenditures primarily from TDSIC investments	$(273,481)
Payments for an acquisition made in the current year	(48,368)
Purchase of intangibles in 2023	44,650
Other	7,194
Net change in investing activities	$(270,005)

Financing Activities

Net cash provided by financing activities increased $625.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was primarily driven by (in thousands):

Increase due to long-term debt issuances at IPALCO and AES Indiana	$1,050,000
Increase due to short-term borrowings	392,000
Increase due to equity capital contributions from shareholders	150,000
Increase due to sale to noncontrolling interests	46,935
Decrease due to repayment of Senior Secured Notes	(405,000)
Decrease due to repayment of the term loan issued in 2023 and other short-term borrowings	(392,000)
Decrease due to higher net revolver draws on AES Indiana's revolving credit facility	(180,000)
Decrease due to higher distributions to shareholders	(43,205)
Other	6,858
Net change in financing activities	$625,588

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

Line of Credit

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at September 30, 2024
AES Indiana	Revolving	December 2027	$350.0	$300.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2024 through 2026 (including amounts already expended in the first nine months of 2024) is currently estimated to cost approximately $3.2 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

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

(3) Includes spending under AES Indiana’s TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through September 30, 2024 were $825.7 million.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first nine months of 2024 and 2023, IPALCO paid $110.1 million and $66.9 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory and legal considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

Credit Losses

We use a forward-looking "expected loss" model to recognize allowances for credit losses on customer and other receivables. The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers' ability to pay amounts due, which have required a higher degree of estimation given the increases seen in past due customer receivables in 2024. We believe such estimates and judgments are reasonable and the related allowance for credit losses is adequate as of September 30, 2024; however, changes in such estimates and judgments could result in a different conclusion, which could be material. See Note 1, “Overview and Summary of Significant Accounting Policies – Accounts Receivable and Allowance for Credit Losses” for further information on AES Indiana’s receivable balances.

The Company’s significant accounting policies are described in Note 1, “Overview and Summary of Significant Accounting Policies” of IPALCO’s 2023 Form 10-K. The Company’s other critical accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2023 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the

Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2024.

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

The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of September 30, 2024, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company conducted an assessment of the effectiveness of its internal control over financial reporting as of September 30, 2024 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As disclosed in our Form 10-K for the fiscal year ended December 31, 2023, the Company determined that a material weakness in internal control over financial reporting existed as of December 31, 2023 related to the fourth quarter implementation of SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. We identified control deficiencies that aggregated to a material weakness in the design and operation of information technology general controls (“ITGCs”) which support the Company’s internal control processes for revenue recognition and related accounts and disclosures impacted by revenue recognition. The design deficiencies related to user access and program change-management controls. Business process controls (automated and manual) and management review controls reliant on SAP IS-U were deemed ineffective as they were adversely impacted by the ineffective information technology general controls.

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

Changes in Internal Controls over Financial Reporting

Except as discussed above, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management and our Board of Directors are committed to the remediation of this material weakness as well as the continued improvement of the Company’s overall system of internal control over financial reporting.

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

10.1
$400,000,000 Term Loan Agreement, dated August 14, 2024, among Indianapolis Power & Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Bookrunner and Joint Lead Arranger, and U.S. Bank National Association, as Syndication Agent and Joint Lead Arranger (Incorporated by reference to Exhibit No. 10.1 of IPALCO's Form 8-K filed on August 14, 2024)

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

IPALCO ENTERPRISES, INC.

Date:	October 31, 2024	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2024	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(Principal Accounting Officer)