Form 10-K
period 2024-12-31
IPALCO ENTERPRISES, INC.
filed 2025-03-05
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

At March 5, 2025, 108,907,318 shares of IPALCO Enterprises, Inc. common stock, no par value, were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its annual meeting of stockholders are incorporated by reference in Part III hereof.

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-K:

2016 Base Rate Order	The order issued in March 2016 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $30.8 million annually
2018 Base Rate Order	The order issued in October 2018 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $43.9 million annually
2024 Base Rate Order	The order issued in April 2024 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $71 million annually
2024 IPALCO Notes	$405 million of 3.70% IPALCO Enterprises, Inc. Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
2034 IPALCO Notes	$400 million of 5.75% IPALCO Enterprises, Inc. Senior Secured Notes due April 1, 2034
$200 million Term Loan Agreement	$200 million AES Indiana Term Loan Agreement, dated as of June 23, 2022
$300 million Term Loan Agreement	$300 million AES Indiana Term Loan Agreement, dated as of November 21, 2023
$400 million Term Loan Agreement	$400 million AES Indiana Term Loan Agreement, dated as of August 14, 2024
ACE	Affordable Clean Energy
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES U.S. Investments	AES U.S. Investments, Inc.
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
BTA	Best Technology Available
CAA	U.S. Clean Air Act
CAC	Citizens Action Coalition
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
Credit Agreement	$350 million AES Indiana Revolving Credit Facilities Second Amended and Restated Credit Agreement, dated as of December 22, 2022
CSAPR	Cross-State Air Pollution Rule
Cumulative Deficiencies	Cumulative Net Operating Income Deficiencies. The Cumulative Deficiencies calculation provides that only five years' worth of historical earnings deficiencies or surpluses are included, unless it has been greater than five years since the most recent rate case.
CWA	U.S. Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Defined Benefit Pension Plan	Employees’ Retirement Plan of AES Indiana
DOJ	U.S. Department of Justice
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EGUs	Electrical Generating Units
ELG	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
EPAct	Energy Policy Act of 2005
ERISA	Employee Retirement Income Security Act of 1974

EV	Electric Vehicle
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
Financial Statements	Audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in Part II of this Form 10-K
FIP	Federal Implementation Plan
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
Hardy Hills JV	Hardy Hills JV, LLC
HLBV	Hypothetical Liquidation Book Value
IBEW	International Brotherhood of Electrical Workers
IDEM	Indiana Department of Environmental Management
IOSHA	Indiana Occupational Safety and Health Administration
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRA	U.S. Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
Mid-America	Mid-America Capital Resources, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
NSR	New Source Review
OUCC	Indiana Office of Utility Consumer Counselor
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
Petersburg Energy Center	Petersburg Energy Center, LLC
Pike County Energy Storage JV	Pike County Energy Storage JV, LLC
PTC	Production Tax Credit
PM2.5	Fine particulate matter or particulate matter with an aerodynamic diameter less than or equal to a nominal 2.5 micrometers
PSD	Prevention of Significant Deterioration
RF	ReliabilityFirst
RFP	Request for Proposal
RSP	AES Retirement Savings Plan
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Service Company	AES US Services, LLC

SIP	State Implementation Plan
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
Supplemental Retirement Plan	Supplemental Retirement Plan of AES Indiana
TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
Third Amended and Restated Articles of Incorporation	Third Amended and Restated Articles of Incorporation of IPALCO Enterprises, Inc.
Thrift Plan	Employees’ Thrift Plan of AES Indiana
URT	Utility Receipts Tax
U.S.	United States of America
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable Interest Entity
WOTUS	Waters of the U.S.

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
▪cyber-attacks, information security breaches or information system failures;
▪catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemics, or the future outbreak of any other highly infectious or contagious disease, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts, or other similar occurrences, including as a result of climate change; and
▪the risks and other factors discussed in this report and other IPALCO filings with the SEC.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See "Item 1A - Risk Factors" to Part I in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in this Annual Report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

ITEM 1. BUSINESS

OVERVIEW

IPALCO is a holding company incorporated under the laws of the state of Indiana whose principal subsidiary is AES Indiana. AES Indiana is a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through AES Indiana. Our business segments are “utility” and “other.” All of our operations are conducted within the U.S. and principally within the state of Indiana. Please see Note 13, “Business Segments” to the Financial Statements of this Annual Report on Form 10-K.

AES INDIANA

IPALCO owns all of the outstanding common stock of AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 531,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana's service area covers about 528 square miles with an estimated population of approximately 968,000. AES Indiana’s generation, transmission and distribution facilities, and changes to our sources of electric generation, are further described below under “Properties.” There have been no significant changes in the services rendered by AES Indiana during 2024.

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

HUMAN CAPITAL MANAGEMENT

AES Indiana's employees are essential to delivering and maintaining reliable service to our customers. As of December 31, 2024, AES Indiana had 1,175 employees, of whom 1,127 were full time. Of the total employees, 797 were represented by the IBEW in two bargaining units: a physical unit and a clerical-technical unit. In January 2025, the IBEW physical unit ratified a three-year agreement with AES Indiana that expires on December 5, 2027. In February 2023, the membership of the IBEW clerical-technical unit ratified a three-year labor agreement with AES Indiana that expires on February 12, 2026. Both collective bargaining agreements continue in full force and effect from year-to-year unless either party provides prior written notice at least sixty (60) days prior to the expiration, or anniversary thereof, of its desire to amend or terminate the agreement. As of December 31, 2024, neither IPALCO nor any of its majority-owned subsidiaries, other than AES Indiana, had any employees.

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

We believe that our individual differences make us stronger. Our Global Diversity and Inclusion Program is led by the AES Diversity and Inclusion Officer. Governance and standards are guided by the AES Chief Human Resources Officer, with input from members of AES' Global Leadership Team.

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

SERVICE COMPANY

The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of certain AES U.S. companies, including among other companies, IPALCO and AES Indiana. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Indiana, are not subsidizing costs incurred for the benefit of other businesses. Please see Note 12, “Related Party Transactions – Service Company” to the Financial Statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for additional details.

PROPERTIES

Our executive offices are located at One Monument Circle, Indianapolis, Indiana. This facility and the remainder of our material properties in our business and operations are owned directly by AES Indiana. The following is a description of these material properties.

We own two distribution service centers in Indianapolis. We also own the building in Indianapolis that houses our customer back-office billing team.

AES Indiana owns and operates four generating stations, all within the state of Indiana. The first station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of this Annual Report on Form 10-K). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. AES Indiana's net electric generation design capacity at these generating stations for winter is 3,070 MW and net summer capacity is 2,925 MW. Our highest summer peak level of 3,139 MW was recorded in August 2007 and the highest winter peak level of 2,971 MW was recorded in January 2009.

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

In August 2023, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Petersburg Energy Center, LLC, including the development of a 250 MW solar and 45 MW (180 MWh) energy storage facility (the "Petersburg Energy Center Project"). The Petersburg Energy Center Project is expected to be placed in service during the fourth quarter of 2025.

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS Project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. The Pike County BESS Project is expected to be placed in service during the first quarter of 2025.

Our sources of electric generation are as follows:

AES Indiana Generating Stations:

			Winter Capacity		Summer Capacity
Fuel	Name	Number of Units	Gross (MW)	Net (MW)	Gross (MW)	Net (MW)	Location
Gas	Harding Street	6	1,053	1,026	990	963	Marion County, Indiana
	Eagle Valley	1	735	719	705	689	Morgan County, Indiana
	Georgetown	2	200	200	158	158	Marion County, Indiana
	Total	9	1,988	1,945	1,853	1,810
Coal	Petersburg(1)	2	1,152	1,064	1,152	1,064	Pike County, Indiana
	Total	2	1,152	1,064	1,152	1,064
Oil	Petersburg	3	8	8	8	8	Pike County, Indiana
	Harding Street	3	53	53	43	43	Marion County, Indiana
	Total	6	61	61	51	51
Total		17	3,201	3,070	3,056	2,925

AES Indiana Renewable Energy Projects(2):

Solar	Hardy Hills Solar Project	1	195	195	195	195	Clinton County, Indiana
Wind	Hoosier Wind Project	1	106	106	106	106	Benton County, Indiana
Total		2	301	301	301	301

Grand Total		19	3,502	3,371	3,357	3,226

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
(2) See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of this Annual Report on Form 10-K for further discussion of our renewable projects that have been placed into service.

Net electrical generation during 2024 at our Eagle Valley, Harding Street, Petersburg and Georgetown plants accounted for approximately 41%, 32%, 23% and 1%, respectively, of our total net generation. Our renewable energy projects accounted for the remaining 3% of total net generation. Even though the capacity of our Harding Street plant far exceeds that of the Eagle Valley CCGT plant, we expect the generation at Eagle Valley to continue to far exceed that of Harding Street due to the relatively lower cost to produce electricity at Eagle Valley.

The following table summarizes our renewable projects under construction (see further discussion in Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K):

Type	Project Name	Solar Capacity (MW)	Storage Capacity (MWh)	Date filed with IURC	Date of IURC approval	Estimated Completion	Location
Storage	Pike County BESS Project	—	800	7/19/2023	1/17/2024	Q1 2025	Pike County, Indiana
Solar & Storage	Petersburg Energy Center Project	250	180	7/30/2021	11/24/2021	Q4 2025	Pike County, Indiana

Our electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, CenterPoint Indiana (formerly Vectren Corporation), Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Indiana, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. Our transmission system includes 458 circuit miles of 345,000 volt lines and 408 circuit miles of 138,000 volt lines. The distribution system consists of 5,392 circuit miles of underground primary and secondary cables and 6,085 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 790 circuit miles of underground cable. Also included in the system are 130 substations. Depending on the voltage levels at the substation, some substations may be considered both a bulk power substation and a distribution substation. There are 76 bulk power substations and 109 distribution substations; 55 substations are considered both bulk power and distribution substations.

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

SEASONALITY

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenue and associated operating expenses are not generated evenly by month during the year. AES Indiana’s business is not dependent on any single customer or group of customers. Additionally, retail kWh sales, after adjustments for weather variations, are impacted by changes in service territory economic activity and the number of retail customers we have, as well as DSM energy efficiency programs implemented by AES Indiana. For the ten years ending in 2024, AES Indiana’s retail kWh sales have decreased at a compound annual rate of 0.8%. Conversely, the number of our retail customers grew at a compound annual rate of 1.0% during that same period. Please see Note 2, “Regulatory Matters – DSM” to the Financial Statements of this Annual Report on Form 10-K for more details. AES Indiana’s electricity sales for 2020 through 2024 are set forth in the table of statistical information included at the end of this section.

Weather and Weather-Related Damage in our Service Area

Extreme high and low temperatures in our service area have a significant impact on revenue as many of our retail customers use electricity to power air conditioners, electric furnaces and heat pumps. The impact on customers is partially mitigated by our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. The effect is generally more significant with high temperatures than with low temperatures as many of our customers use gas heat. In addition, because extreme temperatures have the effect of increasing demand for electricity, the wholesale price for electricity generally increases during periods of extreme hot or cold weather, however 100% of annual wholesale margins AES Indiana earns above (or below) the benchmark of $28.6 million (previously $16.3 million prior to the 2024 Base Rate Order) are passed back (or charged) to customers through a rider.

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, thereby causing power outages, which reduce revenue and increase repair costs. Partially mitigating this impact is AES Indiana’s ability to timely recover certain operation and maintenance repair costs related to severe storms. In our 2018 and 2024 Base Rate Orders, we received approval for a storm damage restoration reserve account that allows us to defer major storm costs over a benchmark that meet certain criteria considered to be severe, for recovery in a future basic rate proceeding. Because AES Indiana's basic rates and charges include an annual amount for recovery for such severe storm costs, if actual severe storm costs are below that level, AES Indiana will record a regulatory liability for the shortfall to be passed to customers in a future basic rate proceeding. Conversely, if AES Indiana's major storm costs are above the level in basic rates, AES Indiana will defer the excess for future recovery.

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

As a member of MISO, we offer our available electricity production of each of our generation assets into the MISO day-ahead and real-time markets. MISO dispatches generation assets in economic order considering transmission constraints and other reliability issues to meet the total demand in the MISO region. MISO settles hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids optimizing for energy and ancillary services products to economically and reliably dispatch the entire MISO system. The IURC has authorized AES Indiana to recover its ongoing costs from MISO and such costs are being recovered per specific rate orders. The unamortized balance of total MISO costs deferred as regulatory assets was $25.5 million and $30.6 million as of December 31, 2024 and 2023, respectively.

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

REGULATION

General

AES Indiana is a regulated public utility principally engaged in providing electric service to the Indianapolis metropolitan area. An inherent business risk facing any regulated public utility is that of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana, as it is elsewhere. We attempt to work cooperatively with regulators and those who participate in the regulatory process, while remaining vigilant in protecting or asserting our legal rights in the regulatory process. We take an active role in addressing regulatory policy issues in the current regulatory environment. Additionally, there is increased activity by environmental regulators which has had and will continue to have a significant impact on our operations and financial statements for the foreseeable future. We maintain our books and records consistent with GAAP reflecting the impact of regulation. See Note 1, “Overview and Summary of Significant Accounting Policies” to the Financial Statements of this Annual Report on Form 10-K.

Retail Ratemaking

AES Indiana’s tariff rates for electric service to retail customers consist of basic rates and charges which are set and approved by the IURC after public hearings. In addition, AES Indiana’s rates include various adjustment mechanisms including, but not limited to:

•a rider to reflect changes in fuel and power purchased costs to meet AES Indiana’s retail load requirements, referred to as the FAC;
•a rider for the timely recovery of costs (including a return) incurred to comply with environmental laws and regulations and investments in renewable energy projects, and recovery of costs related to generation consumables and environmental allowance expenses, referred to as the ECCRA;
•a rider to reflect changes in ongoing MISO costs and revenue, referred to as the RTO Adjustment;
•a rider to reflect changes in net capacity sales and expenses above and below an established annual revenue benchmark of $11.3 million (until May 8, 2024) and an expense benchmark of $19.0 million (beginning May 9, 2024), referred to as the Capacity Adjustment;

•a rider for passing through to customers wholesale sales margins above and below an established annual margin benchmark of $16.3 million (until May 8, 2024) and $28.6 million (beginning May 9, 2024), referred to as the Off-System Sales Margin Adjustment;
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

ENVIRONMENTAL MATTERS

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; species and habitat protections and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, suspension or revocation of permits and/or facility shutdowns. There can be no assurance that we have been or will be at all times in full compliance with such laws, regulations and permits.

Where no accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2024.

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

Trump Administration Actions Affecting Environmental Regulations

On January 20, 2025, President Trump issued an Executive Order titled “Unleashing American Energy” directing Agencies to, among other tasks, review regulations issued under the prior Administration to determine whether they should be suspended, revised, or rescinded. The Trump Administration also issued a Memorandum titled “Regulatory Freeze Pending Review” directing Agencies to refrain from proposing or issuing any rules until the Trump Administration has reviewed and approved those rules. These actions may have an impact on regulations and permitting processes that may affect our business, financial condition, or results of operations.

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

On May 7, 2024, EPA published a final rule to revise MATS for coal and oil-fired EGUs which lowers certain emissions limits and revises certain other aspects of MATS. The requirements of MATS would not apply to AES Indiana upon conversion of the remaining two coal-fired units at Petersburg to natural gas. The May 2024 rule to revise MATS is subject to legal challenges. On October 4, 2024, the U.S. Supreme Court denied emergency stay applications.

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

The EPA's final CCR rule became effective in October 2015 (the "CCR Rule"). Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIIN Act") includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana establishes a final state-level CCR permit program, AES Indiana could eventually be required to apply for a federal CCR permit from the EPA. On December 21, 2022, IDEM published in the Indiana Register a Second Notice of Comment Period for its proposed CCR rulemaking which would include regulation of CCR through a state permitting program. In 2023, the Indiana legislature passed a law prohibiting IDEM from promulgating a CCR state permitting program that was more stringent than the federal CCR Rule or imposed requirements not imposed by the federal CCR Rule. On August 7, 2024, in response to changes to Indiana statute, as well as comments received during the Second Notice of Comment Period, IDEM published a Continuation of the Second Notice of Comment Period for proposed amendments to the draft rule language for a State CCR Permitting Program. On December 11, 2024, the Indiana Environmental Rules Board preliminarily adopted the State CCR Permitting Program Draft Rule.

The EPA has indicated that they will implement a phased approach to amending the CCR Rule, which is ongoing. On May 8, 2024, EPA published final revisions to the CCR Rule which expand the scope of CCR units regulated by the CCR Rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. The May 8, 2024 revisions to the CCR Rule are currently subject to legal challenges and on November 1, 2024, the D.C. Circuit Court denied a motion to stay these revisions to the CCR Rule. On November 5, 2024, an application for stay of the CCR Rule revisions was filed with the United States Supreme Court, which was denied by the Court on December 11, 2024. It is too early to determine any potential impact from these revisions to the CCR Rule.

The CCR Rule, current or future amendments to, or EPA interpretations of, the CCR Rule, Indiana CCR regulations, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures;

however, there is no guarantee we would be successful in this regard. See Note 3, "Property, Plant and Equipment", Note 4, "ARO" and Note 11, "Commitments and Contingencies - Contingencies - Legal Matters - Coal Ash Insurance Litigation" to the Financial Statements of this Annual Report on Form 10-K for further discussion.

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
▪The outcome of legal challenges to the SEC's final 2024 climate change disclosure rule, as well as the impact of any potential reconsideration of this rule by the Trump Administration SEC; and
▪Our ability to recover any resulting costs from our customers and the timing of such recovery.

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

In the past, the U.S. Congress has considered several different draft bills pertaining to GHG legislation, including comprehensive GHG legislation that would impact many industries and more limited legislation focusing only on the utility and electric generation industry. Although no legislation pertaining to GHG emissions has been passed to date by the U.S. Congress, similar legislation may be considered or passed by the U.S. Congress in the future. In addition, state or regional initiatives may be pursued in the future.

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

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”), which agreement was signed and officially entered into on April 22, 2016. The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The U.S. withdrawal from the Paris Agreement became effective on November 4, 2020. On January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement, which became effective on February 19, 2021. On January 20, 2025, President Trump issued an Executive Order titled “Putting America First in International Environmental Agreements” directing the U.S. Ambassador to the United Nations to formally withdraw from the Paris Agreement. The international community has gathered and continues to gather annually for the Conference to the Parties on the UN Framework Convention on Climate.

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

New Source Performance Standards for Stationary Combustion Turbines

On November 22, 2024, EPA released a prepublication version of a proposed rule that would revise the NSPS regulating NOx and SO2 from certain new, modified, and reconstructed stationary combustion turbines. The proposal would establish more stringent NOx emissions standards and would retain the existing SO2 standards. The revised standards would apply to affected sources that begin construction, modification, or reconstruction after the date the proposed rule is published in the Federal Register. We cannot predict the possible outcome or potential impacts of this matter at this time. We would seek recovery of capital expenditures; however, there is no guarantee we would be successful.

Unit Retirements and Replacement Generation

In December 2019, AES Indiana filed its 2019 IRP, which included plans to retire approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2 in 2021 and 2023, respectively. AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023. AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. In January 2025, AES Indiana initiated its 2025 IRP process with external stakeholders, with AES Indiana anticipating it will submit its final 2025 IRP, shaped by stakeholder feedback, to the IURC in November 2025. For further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of this Annual Report on Form 10-K.

NSR and Other CAA NOVs

See Note 11, “Commitments and Contingencies - Contingencies - Environmental Matters - NSR and other CAA NOVs” to the Financial Statements of this Annual Report on Form 10-K for additional details.

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

Ozone and NOx.  In October 2015, the EPA published a final rule lowering the NAAQS for ozone to 70 parts per billion from 75 parts per billion. The EPA published its final designations for the areas in which our operations are located on November 16, 2017. None of our operations are located in areas designated as nonattainment. On December 10, 2024, EPA issued a final rule to retain the secondary NOx NAAQS.

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

Fine Particulate Matter.  In 2013, the EPA published the 2012 annual PM2.5 standard of 12 micrograms per cubic meter of air and the 24-hour PM2.5 standard of 35 micrograms per cubic meter of air. In 2015, the EPA published its final attainment designations for the 2012 PM2.5 standard. In addition to the PM2.5 standard, there is also a 24-hour PM10 standard of 150 micrograms per cubic meter of air. No AES Indiana operations are currently located in nonattainment areas. On January 27, 2023, the EPA published a proposed rule to lower the primary annual PM2.5 NAAQS from 12 micrograms per cubic meter to a level between 9 and 10 micrograms per cubic meter and to maintain other PM NAAQS at current levels. On February 7, 2024, EPA released a final rule lowering the primary annual PM2.5 NAAQS from 12 micrograms per cubic meter to 9 micrograms per cubic meter. The PM2.5 NAAQS final rule is subject to legal challenges. On December 10, 2024, EPA issued a final rule to retain the current secondary PM NAAQS.

SO2. In 2010, a new one-hour SO2 primary NAAQS became effective. In 2015, IDEM published its final rule establishing reduced SO2 limits for AES Indiana facilities in accordance with the 2010 one-hour standard with compliance required by January 1, 2017. Improvements to the existing FGD systems at Petersburg station were required to meet the emission limits imposed by the rule. All areas in which AES Indiana operates have been subsequently redesignated and are no longer designated as nonattainment. On December 10, 2024, EPA issued a final rule to revise the secondary SO2 NAAQS.

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

On November 6, 2024, EPA published in the Federal Register an Interim Final Rule in response to the U.S. Supreme Court’s stay of its FIP addressing interstate transport for the 2015 ozone national ambient air quality standards. The effective date is November 6, 2024. The Interim Final Rule stays the effectiveness of the Good Neighbor FIP and revises the CSAPR regulations to continue application of the states’ respective trading programs. The updated emissions budgets will apply for the entirety of the 2024 ozone season and EPA is expected to adjust quantities of updated allowances to reflect pre-stay transactions. At this time, we cannot predict the impact of these rule revisions or potential future legal outcomes, but any such impact could include the need to purchase additional allowances or make operational adjustments or could otherwise be material to our business, financial condition or results of operation.

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

The concept of WOTUS defines the geographic reach and authority of the U.S. Army Corps of Engineers and EPA (together, the "Agencies") to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the appropriate standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (Decision) in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. The Decision provides a standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, under the Decision, wetlands that do not have a continuous surface connection with traditional interstate navigable water are not considered a WOTUS and therefore are not federally jurisdictional.

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

CWA - Cooling Water Intake Regulations

We use water as a coolant at our generating stations. Under the CWA, cooling water intake structures are required to reflect the BTA for minimizing adverse environmental impact. In 2014, the EPA's final standards became effective to protect fish and other aquatic organisms drawn into cooling water systems at large power plants and other facilities. These standards, based on Section 316(b) of the CWA, require affected facilities to choose amongst seven BTA options to reduce fish impingement. In addition, certain facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. It is possible this process, which includes permitting and public input, could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers) or other technology. Finally, the standards require that new units added to an existing facility must reduce both impingement and entrainment that achieves one of two alternatives under national BTA standards. AES Indiana’s NPDES permits as described below will be updated with the requirements of this rule, including any source-specific requirements arising from the evaluation process described above. At this time, it is not yet possible to predict the total impacts of this final rule, including final NPDES 316(b) permit decisions and any challenges associated with such final determinations. However, if additional capital expenditures are necessary, they could be material. We would seek recovery of these capital expenditures; however, there is no guarantee we would be successful.

CWA – NPDES Permits

NPDES permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Section 402 of the Federal Water Pollution Control Act. A number of CWA regulations described above are implemented through NPDES permits.

In 2017, IDEM issued to Eagle Valley a NPDES permit regulating water discharges associated with operation of its CCGT. As part of the normal course of business, AES Indiana submitted a timely application for renewal for the Eagle Valley NPDES permit, and on March 31, 2023, IDEM issued the renewed NPDES permit. On April 17, 2023, a third party filed an appeal of Eagle Valley’s renewed NPDES permit. On February 18, 2025, the Indiana Office of Administrative Law Proceedings (OALP) issued a final order which determined that the third-party appellant failed to prove it has associational standing to challenge the NPDES permit and that the third-party appellant failed to prove any of the alleged deficiencies in its petition for review as a matter of law. The third-party appellant may seek judicial review within 30 days of the service of notice of the final order. AES Indiana contends that the renewed permit was validly issued, and the permit remains in effect. AES Indiana is unable to predict the outcome of the appeal, but depending on the results, it could have an adverse effect on the Company.

In 2017, IDEM also issued to Harding Street and Petersburg NPDES permits regulating water discharges associated with operation of their power plant operations. As part of the normal course of business, AES Indiana submitted timely applications for renewal for both Harding Street and Petersburg NPDES permits in March 2022. On November 29, 2023, IDEM issued the final NPDES permit renewal for Harding Street with an effective date of January 1, 2024. Among other new requirements, the permit includes new thermal limitations, that could result in the need for AES Indiana to take additional actions to ensure compliance with the final permit. On December 14, 2023, AES Indiana filed a petition for appeal of certain new requirements, including the new thermal limitations, in the final Harding Street NPDES permit. A stay of the appealed requirements was initially granted on January 4, 2024, and is in effect until April 30, 2025 (as extended from January 28, 2025), which could be further extended. The renewal application for the Petersburg NPDES permit remains pending. IDEM published the draft Petersburg NPDES permit for public notice on September 19, 2024, with the comment period closing October 21, 2024. It is too early to determine the potential impact, but final or future permits could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

ENERGY SUPPLY

Total electricity sold to our retail customers in 2024 came from the following sources: 67.9% from AES Indiana-owned natural gas-fired units, 21.2% from AES Indiana-owned coal-fired steam generation, 9.9% from power purchased in the wholesale power market and under power purchase agreements (primarily wind and solar), and 1.0% from AES Indiana-owned wind generation.

Natural gas accounted for approximately 74% of the total kWh we generated in 2024, as compared to 64% in 2023 and 42% in 2022. Natural gas is used in our steam boiler units at Harding Street Station, our CCGT at Eagle Valley and combustion turbines at Georgetown. AES Indiana sources natural gas from the wholesale market delivered to our plants by interstate pipeline and local distribution companies. AES Indiana holds firm pipeline transportation commitments on Texas Gas Transmission, Rockies Express Pipeline, LLC, Trunkline Gas Company, LLC, Panhandle Eastern Pipeline Company, and has firm redelivery contracts with the local distribution companies that serve AES Indiana plants. AES Indiana has established physical natural gas hedges for firm supply over a two year period in accordance with a hedge program approved by the IURC. Hedge percentages vary by season with winter the highest percentage of coverage. We have natural gas inventory related to a storage agreement with Citizens Energy Group which provides natural gas supply to Harding Street Station.

Coal and fuel oil provided approximately 23% of the total kWh we generated in 2024 compared to approximately 36% and 58% in 2023 and 2022, respectively. In early in 2022, coal was a higher percentage of kWh generated due to an extended outage at the Eagle Valley CCGT plant. AES Indiana has regulatory approval to convert the remaining two coal units at Petersburg to natural gas in 2026 (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K). Our existing coal contracts and inventory provide for approximately 86% of our current projected requirements in 2025. We have long-term coal contracts with two suppliers for 2025. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Substantially all of our coal is currently mined in the state of Indiana, and all of our coal supply is mined by unaffiliated suppliers or third parties. Our goal is to carry a 25-50 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays in 2025 with lower levels in 2026 due to conversion to natural gas. Our present inventory is above our target range. Fuel oil accounted for less than 1% of the total kWh we generated in 2024, 2023, and 2022, and is used for start-up and flame stabilization in coal-fired generating units, as primary fuel in two older combustion turbines, and as an alternate fuel in two other combustion turbines.

As a result of the completion of the CCGT at the Eagle Valley Station in 2018, the Harding Street Station refueling projects in 2015 and 2016, the retirement of coal-fired units at Eagle Valley and Petersburg in 2016, 2021 and 2023, and the future repowering of the remaining coal-fired units at Petersburg to natural gas, we generally have experienced and expect to continue to experience an increase in the percentage of generation from natural gas and renewable projects. The generation fuel mix from coal and natural gas will continue to change as the relative prices of the commodities change and as our generation portfolio changes.

AES Indiana renewable projects provided the remaining 3% of kWh generation in 2024. See Note 2 “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K for further discussion of AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years.

Additionally, we meet the electricity demands of our retail customers with energy purchased under power purchase agreements and by power purchases in MISO. We are currently committed under a long-term power purchase agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota, which has a maximum output capacity of 200 MW. In addition, we have 94.5 MW of solar-generated electricity in our service territory under long-term contracts, of which 94.0 MW was in operation as of December 31, 2024 (see Note 2, "Regulatory Matters - "Wind and Solar Power Purchase Agreements" to the Financial Statements of this Annual Report on Form 10-K for further details).

AES Indiana retired Petersburg Unit 1 in May 2021 and Petersburg Unit 2 in June 2023. In addition, AES Indiana’s most recent 2022 IRP short-term action plan includes the conversion of Petersburg Units 3 and 4 from coal to gas as part of AES Indiana’s preferred portfolio. On November 6, 2024, AES Indiana received approval from the IURC to convert Petersburg Units 3 and 4 from coal to natural gas and to recover costs through future rates. The Company has engaged a vendor through an EPC Agreement for the turn-key engineering, procurement, and construction services of the project. This agreement has been approved by the IURC and preconstruction stage work is ongoing. The on-site construction work for the conversion of Unit 3 is expected to begin in February 2026 and be completed by June 2026, and for Unit 4 is expected to begin in June 2026 and be completed by December 2026.

After the conversion of Petersburg Units 3 and 4 from coal to natural gas, we will no longer have any coal fired generation in our generation portfolio. Upon the completion of our various renewable projects and the Petersburg unit conversions, we expect our installed capacity to be approximately 73% from AES Indiana-owned natural gas-fired units, 20% from AES Indiana-owned renewable projects, and 7% from wind and solar power purchase agreements. See Note 2 “Regulatory Matters - IRP Filings and Replacement Generation” for further discussion of AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs of serving AES Indiana's retail customers over the next several years.

STATISTICAL INFORMATION ON OPERATIONS

The following table of statistical information presents additional data on our operations:

	Years Ended December 31,
	2024	2023	2022	2021	2020
Revenue (In Thousands):
Residential	$688,728	$668,209	$698,648	$607,260	$575,329
Small commercial and industrial	250,777	238,595	247,884	212,169	194,904
Large commercial and industrial	606,565	635,221	644,181	541,471	500,208
Public lighting	10,366	10,013	9,784	8,994	9,257
Other(1)	35,602	24,615	17,845	16,785	14,402
Retail electric revenue	1,592,038	1,576,653	1,618,342	1,386,679	1,294,100
Wholesale	37,519	56,557	148,517	25,059	46,482
Miscellaneous	14,236	16,707	24,852	14,394	12,403
Total revenue	$1,643,793	$1,649,917	$1,791,711	$1,426,132	$1,352,985
kWh Sales (In Millions):
Residential	5,048	4,800	5,305	5,172	5,115
Small commercial and industrial	1,771	1,722	1,823	1,774	1,709
Large commercial and industrial	6,010	5,929	6,091	6,006	5,839
Public lighting	39	19	18	21	30
Sales – retail customers	12,868	12,470	13,237	12,973	12,693
Wholesale	854	1,657	2,148	908	1,866
Total kWh sold	13,722	14,127	15,385	13,881	14,559
Retail Customers at End of Year:
Residential	469,499	462,848	458,585	455,756	451,735
Small commercial and industrial	55,587	54,998	55,210	55,078	54,253
Large commercial and industrial	4,627	4,456	4,517	4,506	4,567
Public lighting	1,089	1,093	1,007	983	986
Total retail customers	530,802	523,395	519,319	516,323	511,541

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

RISKS ASSOCIATED WITH OUR OPERATIONS

Our electric generating facilities are subject to operational risks that at times result in unscheduled plant outages, unanticipated operation and/or maintenance expenses, increased fuel or power purchased costs and other liabilities, and these liabilities could become significant for which we may not have adequate insurance coverage.

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
•operator error; and
•catastrophic events.

We experience unscheduled plant outages, unanticipated operation and/or maintenance expenses, increased capital expenditures and/or increased fuel and power purchased costs from time to time, any of which could have a material adverse effect on our results of operations, financial condition and cash flows. These risks are partially mitigated by our ability to generally pass fuel and power purchased costs through to customers through the FAC. If unexpected plant outages occur frequently and/or for extended periods of time, this could result in adverse regulatory action that may have a significant impact on our results of operations, financial condition and cash flows.

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

Our business is sensitive to changes in the price of natural gas, coal, power purchased and emissions allowances. In addition, changes in the prices of steel, copper and other raw materials can have a significant impact on our costs. We also are dependent on power purchased, in part, to meet our seasonal planning reserve margins. Any changes in fuel prices could affect the prices we charge, our operating costs and our competitive position with respect to our products and services. The cost of fuel and other commodities has been volatile in recent years and we expect that volatility to continue.

Our exposure to fluctuations in the price of fuel is limited because, pursuant to Indiana law, we apply to the IURC for a change in our FAC every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates and charges. In addition, we apply to recover the energy portion of our power purchased costs in these quarterly FAC proceedings subject to a benchmark (please see Note 2, “Regulatory Matters – FAC and Authorized Annual Jurisdictional Net Operating Income” to the Financial Statements of this Annual Report on Form 10-K for additional details regarding the benchmark and the process to recover fuel costs). As part of this cost-recovery process, we must present evidence in each proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible. If we are unable to timely or fully recover our fuel and power purchased costs, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Approximately 23% of the energy we produced in 2024 was generated by coal as compared to approximately 36% and 58% in 2023 and 2022, respectively. While we have approximately 86% of our forecasted coal requirements for 2025 currently in inventory or secured under contract for delivery in 2025 as of the date of this report, the balance is yet to be purchased and will be purchased under a combination of short-term contracts and the spot market. Prices can be highly volatile in both the short-term market and on the spot market. The coal market has experienced price volatility in the last several years. We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance. Coal exports from the U.S. have increased significantly at times in recent years. In addition, domestic developments such as government-imposed direct costs and permitting issues affect mining costs and supply availability. Moreover, the variable demand of retail customer load and the performance of our generation fleet have an impact on our fuel procurement operations over the remaining period of coal generation in our portfolio.

As our coal usage is scheduled to end by June 2026 with the conversion of our last two coal fired units to natural gas, our exposure is shifting to natural gas to meet customer demand for electricity. Our business and operations could be materially adversely affected by unexpected price volatility in the gas market. Our dependence on natural gas also means that the output of our natural gas-fired generation units can be greatly affected by the costs of other facilities that compete with our natural-gas generation units, in particular renewable energy resources. The continued addition of renewable energy facilities to the MISO grid increases the uncertainty forecasting run hours for our existing and future natural gas fired facilities.

While coal supply is largely procured via long term contracts with a degree of price certainty, natural gas is procured on a shorter term basis and balanced with consumption on a daily basis. In order to bring additional price certainty and enhance reliability of delivery the Company procures quantities of firm transportation on relevant pipelines and has an IURC approved structured natural gas hedging plan to offset the impact of price fluctuations.

Catastrophic events could adversely affect our facilities, systems and operations.

Catastrophic events such as fires, explosions, cyber-attacks, terrorist acts, acts of war, acts of sabotage or vandalism, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts or other similar occurrences could adversely affect our generation facilities, transmission and distribution systems, results of operations, financial condition and cash flows. Our Petersburg Plant, which is our largest source of generating capacity, as well as certain of our existing and proposed renewable energy projects, are located in the Wabash Valley seismic zone, adjacent to the New Madrid seismic zone, which are both areas of significant seismic activity in the central U.S.

Our business is sensitive to weather and seasonal variations.

Weather conditions significantly affect the demand for electric power, and accordingly, our business is affected by variations in general weather conditions and unusually severe weather. As a result of these factors, our operating revenue and associated operating expenses are not generated evenly by month during the year. We forecast electric sales on the basis of normal weather, which represents a long-term historical average. Significant variations from normal weather (such as warmer winters and cooler summers) could have a material impact on our revenue, operating income and net income and cash flows. In addition, severe or unusual weather, such as floods, tornadoes and ice or snowstorms, may cause outages and property damage that may require us to incur additional costs that may not be insured or recoverable from customers. While we are permitted to seek recovery of certain severe storm damage costs, if we are unable to fully recover such costs in a timely manner, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The ongoing reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, equipment or process failure, catastrophic events, such as fires and/or explosions, facility outages, labor disputes, accidents or injuries, operator error, or inoperability of key infrastructure internal or external to us and events occurring on third party systems that interconnect to and affect our system. The failure of our transmission and distribution system to fully operate and deliver the energy demanded by customers could have a material adverse effect on our results of operations, financial condition and cash flows, and if such failures occur frequently and/or for extended periods of time, could result in adverse regulatory action. In addition, the advent and quick adaptation of new products and services that require increased levels of electrical energy cannot be predicted and could result in insufficient transmission and distribution system capacity timely enough to accommodate the potential increased demand. As with all utilities, potential concern with the adequacy of transmission capacity on AES Indiana’s system or the regional systems operated by MISO could result in MISO, the NERC, the FERC or the IURC requiring us to upgrade or expand our transmission system through additional capital expenditures or share in the costs of regional expansion. Also, as a result of the above risks and other potential risks and hazards associated with transmission and distribution operations, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. Except for AES Indiana’s large substations, transmission and distribution assets are not covered by insurance and are considered to be outside the scope of property insurance. Otherwise, we maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. Further, any increased costs or adverse changes in the insurance markets may cause delays or inability in maintaining insurance coverage on terms similar to those presently available to us or at all. A successful claim for which we are not fully insured could have an adverse impact on our results of operations, financial condition and cash flows.

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

Further, our construction program calls for extensive expenditures for capital improvements and additions, including the installation of environmental upgrades, additions and improvements to and replacements of generation, transmission and distribution facilities, as well as other initiatives. As a result, we have engaged, and will continue to engage, numerous contractors and have entered into a number of agreements to acquire the necessary materials and/or obtain the required construction related services. In addition, some contracts provide for us to assume the risk of price escalation and availability of certain metals and key components. This could force us to enter into alternative arrangements at then-current market prices that may exceed our contractual prices or cause construction delays in a significant manner. It could also subject us to enforcement action by regulatory authorities to the extent that such a contractor failure resulted in a failure by AES Indiana to comply with requirements or expectations, particularly with regard to the cost of the project. As a result of these events, we might incur losses or delays in completing construction.

Highly infectious or contagious disease outbreaks could impact our business and operations.

Regional or global outbreaks of infectious or contagious diseases, such as COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

•decline in customer demand as a result of general decline in business activity;
•destabilization of the markets and decline in business activity negatively impacting our customer growth or the number of customers in our service territory as well as our customers’ ability to pay for our services when due (or at all);
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
•a deterioration in our ability to ensure business continuity during a disruption, including increased cybersecurity attacks related to a work-from-home environment;
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

Cyber attacks and data security breaches could harm our business.

Our business relies on electronic systems and network technologies to operate our generation, transmission and distribution infrastructure. We also use various financial, accounting and other infrastructure systems. We also store and use customer, employee, and other personal information and other confidential and sensitive information. Our infrastructure may be targeted by nation states, hacktivists, criminals, insiders or terrorist groups. In particular, there has been an increased focus on the U.S. energy grid believed to be related to the Russia/Ukraine conflict. Such an attack, by hacking, malware or other means, may interrupt our operations, cause property damage, affect our ability to control our infrastructure assets, cause the release of sensitive customer information or limit communications with third parties. Any loss or corruption of confidential or proprietary data through a breach of our systems or certain of our third party vendor systems may:

•impact our operations, revenue, strategic objectives, customer and vendor relationships; expose us to negative publicity, legal claims, regulatory investigations and proceedings and associated penalties or liabilities;
•require extensive repair and restoration costs for additional security measures to avert future attacks;
•impair our reputation and limit our competitiveness for future opportunities; and
•impact our financial and accounting systems and, subsequently, our ability to correctly record, process and report financial information.

We have implemented measures to help prevent unauthorized access to our systems and facilities, including certain measures to comply with mandatory regulatory reliability standards.

To date, cyber breaches have not had a material impact on our operations or financial results. We continue to assess potential threats and vulnerabilities and make investments to address them, including global monitoring of networks and systems, identifying and implementing new technology, improving user awareness through employee security training, and updating our security policies as well as those for third-party providers.

We cannot guarantee the extent to which our security measures will prevent future cyber attacks and security breaches or that our insurance coverage will adequately cover any losses we may experience.

Please see "Item 1C. Cybersecurity" of this Annual Report on Form 10-K for further discussion.

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

In addition, we are currently making, and expect to continue to make, investments in our information technology systems and infrastructure, some of which are significant. In 2023, we implemented certain replacement information systems, including our customer information and billing system. Failure to manage the ongoing implementations associated with this initiative, including with respect to our systems for billing and collecting from our customers could continue to have adverse impacts on our business, operating results and financial condition.

RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LAWS

We may not always be able to recover our costs to deliver electricity to our retail customers. The costs we can recover and the return on capital we are permitted to earn for certain aspects of our business are regulated and governed by the laws of Indiana and the rules, policies and procedures of the IURC.

We are currently obligated to supply electric energy to retail customers in our service territory. Even though rate regulation is premised on full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the IURC will agree that all of our costs have been prudently incurred or are recoverable. There also is no assurance that the regulatory process in which rates are determined will always result in rates that will produce a full or timely recovery of our costs and authorized return. From time to time, the demand for electric energy required to meet our service obligations could exceed our available electric generating capacity. When our retail customer demand exceeds our generating capacity for units operating under MISO economic dispatch, recovery of our cost to purchase electric energy in the MISO market to meet that demand is subject to a stipulation and settlement agreement. The agreement includes a benchmark which compares hourly power purchased costs to daily natural gas prices. Power purchased costs above the benchmark must meet certain criteria in order for us to fully recover them from our retail customers, such as consideration of the capacity of units available but not selected by the MISO economic dispatch. We may not always have the ability to pass all of the power purchased costs on to our customers, and even if we are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered. Since these situations most often occur during periods of peak demand, the market price for electric energy at the time we purchase it could be very high, and we may not be allowed to recover all of such costs through our FAC (please see Note 2, "Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income" to the Financial Statements of this Annual Report on Form 10-K for additional details regarding the benchmark and the process to recover power purchased costs). Even if a supply shortage were brief, we could suffer substantial losses that could adversely affect our results of operations, financial condition and cash flows.

Changes in, or reinterpretations of, the laws, rules, policies and procedures that set electric rates, permitted rates of return, changes in AES Indiana’s rate structure, regulations regarding ownership of generation assets and electric service, the supply or generation, reliability initiatives, fuel and power purchased (which account for a substantial portion of our operating costs), capital expenditures and investments and the recovery of these and other costs on a full or timely basis through rates, power market prices and changes to the frequency and timing of rate increases could have a material adverse effect on our results of operations, financial condition and cash flows.

Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our business.

One byproduct of burning coal and other fossil fuels is the emission of GHGs, including CO2. At the federal, state and regional levels, policies are under development or have been developed to regulate GHG emissions. In 2024, AES Indiana emitted approximately 9 million tons of CO2 from our power plants. AES Indiana uses CO2 emission estimation methodologies supported by “The Greenhouse Gas Protocol” reporting standard on GHG emissions. Our CO2 emissions are determined from emissions monitoring data and calculations using actual fuel heat inputs and fuel type CO2 emission factors.

There currently is no U.S. federal legislation imposing mandatory GHG emission reductions (including for CO2) that affects our electric power generation facilities. Following prior versions of CO2 emissions regulations promulgated by EPA, on May 9, 2024, EPA published the final NSPS requiring carbon capture and sequestration for new and reconstructed baseload stationary combustion turbines, among other requirements. Also on May 9, 2024, EPA published the final rule regulating GHGs from existing EGUs pursuant to Section 111(d) of the CAA.

In December 2015, the parties to the United Nations Framework Convention on Climate Change convened for the 21st Conference of the parties and the resulting Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. The international community has gathered and continues to gather annually for Conference to the Parties of the United Nations Framework Convention on Climate Change. We anticipate that the Agreement will continue the trend toward efforts to de-carbonize the global economy. The U.S. withdrawal from the Paris Agreement became effective on November 4, 2020. On January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement, which became effective on February 19, 2021. On January 20, 2025, President Trump issued an Executive Order titled “Putting America First in International Environmental Agreements” directing the U.S. Ambassador to the United Nations to formally withdraw from the Paris Agreement.

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

We are subject to various federal, state, regional and local environmental protection and health and safety laws, rules and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. Such laws, rules and regulations can become stricter over time, and we could also become subject to additional environmental laws, rules and regulations and other requirements in the future. Environmental laws, rules and regulations also generally require us to comply with inspections and obtain and comply with a wide variety of environmental licenses, permits, and other governmental authorizations. These laws and regulations often require a lengthy and complex process of obtaining and renewing licenses, permits and other governmental authorizations from federal, state and local agencies. If we are not able to timely comply with inspections and obtain, maintain or comply with all environmental laws, rules and regulations, and all licenses, permits, and other government authorizations required to operate our business, then our operations could be prevented, delayed or subject to additional costs. A violation of environmental laws, rules, regulations, permits or other requirements can result in substantial fines, penalties, other sanctions, permit revocation, facility shutdowns, the imposition of stricter environmental standards and controls or other injunctive measures affecting operating assets. Compliance with these laws, regulations and other requirements requires us to expend significant funds and resources and could at some point become prohibitively expensive or result in our shutting down (temporarily or permanently) or altering the operation of our facilities. Under certain environmental laws, we could also be held responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held strictly, jointly and severally liable for investigation or remediation of such contamination, human exposure to hazardous substances or for other environmental damage. From time to time, we are subject to enforcement and litigation actions for claims of noncompliance with environmental laws, rules and regulations or other environmental requirements. We cannot assure that we will be successful in defending against any claim of noncompliance. Any actual or alleged violation of environmental laws, rules, regulations and other requirements also may require us to expend significant resources to defend against any such alleged violations and expose us to unexpected costs. Our costs and liabilities relating to environmental matters could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We are subject to litigation, regulatory proceedings, administrative proceedings, audits, settlements, investigations and claims from time to time that require us to expend significant funds to address. There can be no assurance that the outcome of these matters will not have a material adverse effect on our business, results of operations, financial condition and cash flows. Asbestos and other regulated substances are, and may continue to be, present at our facilities, and we have been named as a defendant in asbestos litigation. The continued presence of asbestos and other regulated substances at these facilities could result in additional litigation being brought against us, which could have a material adverse effect on our results of operations, financial condition and cash flows. Please see Note 2, “Regulatory Matters” and Note 11, “Commitments and Contingencies” to the Financial Statements of this Annual Report on Form 10-K for a summary of significant regulatory matters and legal proceedings involving us.

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

From time to time, we rely on access to the capital and credit markets as a source of liquidity for capital requirements not satisfied by operating cash flows. These capital and credit markets experience volatility and disruption from time to time and the ability of corporations to raise capital can be negatively impacted. Disruptions in the capital and credit markets make it harder and more expensive to raise capital. Our ability to raise capital on favorable terms or at all can be adversely affected by unfavorable market conditions or declines in our creditworthiness, and we may be unable to access adequate funding to refinance our debt as it becomes due or finance capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, financial condition and prospects, the overall supply and demand in the credit markets, our credit ratings, credit capacity, the cost of financing, the financial condition, performance and prospects of other companies in our industry or with similar financial circumstances and other general economic and business conditions. It may also depend on the performance of credit counterparties and financial institutions with which we do business. Access to funds under our existing financing arrangements is also dependent on the ability of our counterparties to meet their financing commitments and our satisfying conditions to borrowing. Our inability to obtain financing on reasonable terms, or at all, with creditworthy counterparties could adversely affect our results of operations, financial condition and cash flows. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which would adversely impact our profitability.

See Note 7, “Debt” to the Financial Statements of this Annual Report on Form 10-K for information regarding indebtedness. See also “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for information related to market risks.

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility.

As of December 31, 2024, we had on a consolidated basis $4,182.4 million of indebtedness, including finance lease obligations, and total shareholders’ equity of $1,284.5 million. AES Indiana had $2,763.8 million of first mortgage bonds outstanding as of December 31, 2024, which are secured by the pledge of substantially all of the assets of AES Indiana under the terms of AES Indiana’s mortgage and deed of trust. This level of indebtedness and related security has important consequences, including the following:

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

IPALCO is a holding company with no material assets other than the common stock of its subsidiaries, and accordingly all cash is generated by the operating activities of our subsidiaries, principally AES Indiana. As such, IPALCO’s cash flow is largely dependent on the operating cash flows of AES Indiana and its ability to pay cash to IPALCO. AES Indiana’s mortgage and deed of trust, its amended articles of incorporation, its Credit Agreement and its $400 million Term Loan Agreement contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends to IPALCO. For example, there are restrictions that require maintenance of a leverage ratio which could limit the ability of AES Indiana to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity” for a discussion of these restrictions. See Note 7, “Debt” to the Financial Statements of this Annual Report on Form 10-K for information regarding indebtedness. In addition, AES Indiana is regulated by the IURC, which possesses broad oversight powers to ensure that the needs of utility customers are being met. The IURC could impose additional restrictions on the ability of AES Indiana to distribute, loan or advance cash to IPALCO pursuant to these broad powers. While we do not expect any of the foregoing restrictions to significantly affect AES Indiana’s ability to pay funds to IPALCO in the future, a significant limitation on AES Indiana’s ability to pay dividends or loan or advance funds to IPALCO would have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

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

AES’ Chief Information Security Officer (“CISO”) reports to AES’ General Counsel and is the head of the Company’s cybersecurity team. The CISO is responsible for assessing and managing AES’ cyber risk management program globally, including IPALCO and its subsidiaries. In this role, the CISO informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. AES’ CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk and has served in that position since 2024.

The CISO manages a global team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, cloud security, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. We rely on threat intelligence as well as other information obtained from governmental, public, or private sources, including contracted external consultants. The global team includes local cybersecurity professionals that manage the operational technology (OT) network security of IPALCO to demonstrate compliance with the NERC-Critical Infrastructure Protection (CIP) standards and IURC regulation.

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

We face cybersecurity risks in connection with our business. Although such risks have not materially affected us to date, we have, from time to time, experienced threats to and breaches of our data and systems. For more information about the cybersecurity risks we face, see the risk factor entitled Cyber attacks and data security breaches could harm our business in Item 1A—Risk Factors of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Information relating to our properties is contained in “Item 1. Business – Properties” and Note 3, “Property, Plant and Equipment” to the Financial Statements of this Annual Report on Form 10-K.

AES Indiana’s mortgage and deed of trust secures first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage and deed of trust, substantially all property owned by AES Indiana is subject to a direct first mortgage lien securing indebtedness of $2,763.8 million at December 31, 2024. In addition, IPALCO has outstanding $875.0 million of debt obligations which are secured by its pledge of all of the outstanding common stock of AES Indiana.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements of this Annual Report on Form 10-K for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements of this Annual Report on Form 10-K, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements of this Annual Report on Form 10-K. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements of this Annual Report on Form 10-K, cannot be reasonably determined, but could be material. Please see Note 2, “Regulatory Matters” and Note 11, “Commitments and Contingencies” to the Financial Statements of this Annual Report on Form 10-K for summaries of significant legal proceedings involving us, which are incorporated by reference herein.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 5, 2025, all of the outstanding common stock of IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). As a result, our stock is not listed for trading on any stock exchange.

Dividends

During the years ended December 31, 2024, 2023 and 2022, IPALCO declared and paid distributions to our shareholders totaling $156.6 million, $104.3 million and $102.0 million, respectively. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana and such other factors as our Board of Directors deems relevant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” of this Form 10-K for a discussion of limitations on dividends from AES Indiana. In order for us to make any dividend payments to our shareholders, we must, at the time and as a result of such dividends, either maintain certain credit ratings on our senior long-term debt or be in compliance with leverage and interest coverage ratios contained in IPALCO’s Third Amended and Restated Articles of Incorporation. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

Dividends and Capital Structure Restrictions

AES Indiana’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of AES Indiana issued under its mortgage remains outstanding, and subject to certain exceptions, AES Indiana is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to AES Indiana’s articles, no dividends may be paid or accrued, and no other distribution may be made on AES Indiana’s common stock unless dividends on all outstanding shares of AES Indiana preferred stock have been paid or declared and set apart for payment. On December 30, 2022 (the “Redemption Date”), AES Indiana redeemed all of its issued and outstanding preferred stock for $60.1 million (for further discussion, see Note 10, "Equity" to the Financial Statements of this Annual Report on Form 10-K). As of December 31, 2024, and as of the filing of this report, AES Indiana was in compliance with these restrictions.

AES Indiana is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement and $400 million Term Loan Agreement, which could happen if AES Indiana fails to comply with certain covenants. These covenants, among other things, require AES Indiana to maintain total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2024, and as of the filing of this report, AES Indiana was in compliance with all covenants and no event of default existed.

IPALCO’s Third Amended and Restated Articles of Incorporation contain provisions which state that IPALCO may not make a distribution to its shareholders or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no event of default (as defined in the articles) and no such event of default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, IPALCO’s leverage ratio does not exceed 0.67 to 1 and IPALCO’s interest coverage ratio is not less than 2.50 to 1 or, (b)(ii) if such ratios are not within the parameters, IPALCO’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2024, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

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

OVERVIEW OF 2024 RESULTS AND STRATEGIC PERFORMANCE

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

Our safety performance is measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of near miss events which provide learning opportunities to strengthen our safety practices and process. Our lagging safety metrics track lost workday cases and OSHA total recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.

AES Indiana measures delivery reliability by Customer Average Interruption Duration Index ("CAIDI"), System Average Interruption Duration Index ("SAIDI") and System Average Interruption Frequency Index ("SAIFI") and benchmarks the reliability metrics against other utilities at both the state and national levels. AES Indiana also measures customer centricity on more of an individual basis by the industry metric of Customers Experiencing Multiple Interruptions of five or more times ("CEMI-5"). AES Indiana measures generation reliability by Commercial Availability (“CA”), Equivalent Forced Outage Factor (“EFOF”) and Equivalent Availability Factor (“EAF”) metrics and benchmarks both EFOF and EAF results nationally. We measure customer perceptions of their overall experience using the Qualtrics XM platform. Areas measured include overall Customer Satisfaction as well as customer perceptions of affordability, reliability and customer service. We also subscribe to the J.D. Power Electric Utility Residential Customer Satisfaction Study.

EXECUTIVE SUMMARY

Compared with the prior year, the results for the year ended December 31, 2024 reflect an increase in income before income tax of $61.8 million, or 86%, as well as an increase in net income of $48.2 million, or 85%, primarily due to factors including, but not limited to:

$ in millions	2024 vs. 2023
Increase in retail margin due to higher prices (primarily driven by the 2024 Base Rate Order, including the impact of certain riders now included in base rates)	$74.0
Increase in retail margin due to higher volumes (primarily driven by weather and higher retail demand)	28.0
Increase in ECCRA rider revenue due to recovery of certain renewable project investments	26.4
Decrease due to higher depreciation expense from additional assets placed in service, higher amortization of regulatory assets and changes in depreciation rates as a result of the 2024 Base Rate Order	(41.6)
Decrease due to higher interest expense primarily from increased borrowings	(29.2)
Other	4.2
Net change in income before income tax	61.8
Net change in income tax expense	(13.6)
Net change in net income	$48.2

RESULTS OF OPERATIONS

The following review of results of operations and "Capital Resources and Liquidity" sections compare the results for the year ended December 31, 2024 to the results for the year ended December 31, 2023. For discussion comparing the results for the year ended December 31, 2023 to the results for the year ended December 31, 2022, see Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K, filed with the SEC on February 27, 2024. In addition to the discussion on operations below, please see the “Statistical Information on Operations” table included in “Item 1. Business” of this report for additional data such as kWh sales and number of customers by customer class.

IPALCO’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary AES Indiana. All material intercompany accounts and transactions have been eliminated in consolidation.

Statements of Operations Highlights

	Years Ended December 31,			Change 2024 vs. 2023		Change 2023 vs. 2022
(In Thousands)	2024	2023	2022	$	%	$	%
REVENUE	$1,643,793	$1,649,917	$1,791,711	$(6,124)	(0.4)%	$(141,794)	(7.9)%

OPERATING COSTS AND EXPENSES:
Fuel	359,132	494,000	568,676	(134,868)	(27.3)%	(74,676)	(13.1)%
Power purchased	148,412	159,908	199,860	(11,496)	(7.2)%	(39,952)	(20.0)%
Operation and maintenance	476,494	477,880	493,674	(1,386)	(0.3)%	(15,794)	(3.2)%
Depreciation and amortization	329,468	287,863	266,504	41,605	14.5%	21,359	8.0%
Taxes other than income taxes	27,478	24,864	33,048	2,614	10.5%	(8,184)	(24.8)%
Other, net	(106)	(361)	(3,201)	255	(70.6)%	2,840	(88.7)%
Total operating costs and expenses	1,340,878	1,444,154	1,558,561	(103,276)	(7.2)%	(114,407)	(7.3)%

OPERATING INCOME	302,915	205,763	233,150	97,152	47.2%	(27,387)	(11.7)%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	3,991	9,315	4,784	(5,324)	(57.2)%	4,531	94.7%
Interest expense	(172,150)	(142,926)	(131,232)	(29,224)	20.4%	(11,694)	8.9%
Other (expense) / income, net	(1,163)	(410)	11,783	(753)	183.7%	(12,193)	(103.5)%
Total other expense, net	(169,322)	(134,021)	(114,665)	(35,301)	26.3%	(19,356)	16.9%

INCOME BEFORE INCOME TAX	133,593	71,742	118,485	61,851	86.2%	(46,743)	(39.5)%

Income tax expense	28,364	14,715	21,859	13,649	92.8%	(7,144)	(32.7)%
NET INCOME	105,229	57,027	96,626	48,202	84.5%	(39,599)	(41.0)%

Dividends on and redemption of preferred stock	—	—	3,509	—	—%	(3,509)	(100.0)%
Net loss attributable to noncontrolling interests	(28,294)	(26,093)	—	(2,201)	8.4%	(26,093)	(100.0)%

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$133,523	$83,120	$93,117	$50,403	60.6%	$(9,997)	(10.7)%

Revenue

Revenue decreased in 2024 from the prior year by $6.1 million, which resulted from the following changes (dollars in thousands):

	2024	2023	Change	% Change
Revenue:
Retail Revenue	$1,592,038	$1,576,653	$15,385	1.0%
Wholesale Revenue	37,519	56,557	(19,038)	(33.7)%
Miscellaneous Revenue	14,236	16,707	(2,471)	(14.8)%
Total Revenue	$1,643,793	$1,649,917	$(6,124)	(0.4)%
Heating Degree Days(1):
Actual	4,273	4,350	(77)	(1.8)%
30-year Average	5,164	5,198
Cooling Degree Days(1):
Actual	1,337	1,139	198	17.4%
30-year Average	1,186	1,177

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

The following table presents additional data on kWh sold:

	2024	2023	kWh Change	% Change
kWh Sales (In Millions):
Residential	5,048	4,800	248	5.2%
Small commercial and industrial	1,771	1,722	49	2.8%
Large commercial and industrial	6,010	5,929	81	1.4%
Public lighting	39	19	20	105.3%
Sales – retail customers	12,868	12,470	398	3.2%
Wholesale	854	1,657	(803)	(48.5)%
Total kWh sold	13,722	14,127	(405)	(2.9)%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volumes by customer class for the year ended December 31, 2024 as compared to the prior year:

The decrease in revenue of $6.1 million was primarily due to the following:

$ in millions	2024 vs. 2023
Retail revenue:

Volume:
Net increase in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$67.8
Price:
Net decrease in the weighted average price of retail kWh sold mainly due to lower FAC revenue primarily in the first half of 2024, partially offset by the 2024 Base Rate Order.	(43.4)

Other:
Primarily due to decrease in alternative revenue programs and miscellaneous charges to customers (including reconnection and late fee charges).	(9.0)

Net change in retail revenue	15.4

Wholesale revenue:

Volume:
Net decrease in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	(27.4)
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	8.4

Net change in wholesale revenue	(19.0)

Miscellaneous revenue:
Primarily due to decrease in capacity revenue due to recent MISO auction results, partially offset by increase in RTO revenue	(2.5)

Net change in revenue	$(6.1)

Operating Costs and Expenses

The following table illustrates changes in Operating costs and expenses from 2023 to 2024 (in thousands):

	Years Ended
	December 31,
	2024	2023	$ Change	% Change
Operating costs and expenses:
Fuel	$359,132	$494,000	$(134,868)	(27.3)%
Power purchased	148,412	159,908	(11,496)	(7.2)%
Operation and maintenance	476,494	477,880	(1,386)	(0.3)%
Depreciation and amortization	329,468	287,863	41,605	14.5%
Taxes other than income taxes	27,478	24,864	2,614	10.5%
Other, net	(106)	(361)	255	(70.6)%
Total operating costs and expenses	$1,340,878	$1,444,154	$(103,276)	(7.2)%

Fuel

The decrease in fuel costs of $134.9 million was primarily due to the following:

$ in millions	2024 vs. 2023
Volume:
Coal	$(50.4)
Natural gas	40.6
Oil	(0.2)
Net change in volume	(10.0)
Price:
Coal	13.4
Natural gas	(43.9)
Oil	(0.7)
Deferred fuel	(93.7)
Net change in price	(124.9)

Net change in fuel expense	$(134.9)

The changes in the volume of coal and natural gas are mostly attributed to the retirement of Petersburg Unit 2 in June 2023. The changes in the price of fuel are reflective of market prices for coal and natural gas. We are generally permitted to recover underestimated fuel and power purchased costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and power purchased costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The decrease in Power purchased costs of $11.5 million was primarily due to the following:

$ in millions	2024 vs. 2023
Volume:
Net increase in the volume of power purchased primarily due to AES Indiana's generation units running less frequently, partially offset by the impact of acquiring the Hoosier Wind Project in the first quarter of 2024.	$4.8
Price:
Market prices	0.9
Deferred power purchased	(16.8)
Net change in price	(15.9)

Other, net (mostly due to changes in capacity purchases)	(0.4)

Net change in power purchased costs	$(11.5)

The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The market price of power purchased is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased. We are generally permitted to recover underestimated fuel and power purchased costs to serve our retail customers in future rates through quarterly FAC proceedings.

Operation and Maintenance

The decrease in Operation and maintenance expense of $1.4 million was primarily due to the following:

$ in millions	2024 vs. 2023
Decrease in contracted services expenses and lower materials and supplies inventory consumption, primarily due to lower generation maintenance and outage costs	$(31.9)
Increase due to higher expected credit losses	19.9
Increase in employee compensation and benefit costs	8.5
Other, net	2.1
Net change in operation and maintenance costs	$(1.4)

Depreciation and Amortization

The increase in Depreciation and amortization expense of $41.6 million was mostly attributed to the impact of additional assets placed in service, higher amortization of regulatory assets and changes in depreciation rates as a result of the 2024 Base Rate Order.

Taxes Other Than Income Taxes

The increase in Taxes other than income taxes of $2.6 million was mostly attributed to an increase in property tax expense of $3.0 million primarily as a result of higher assessed values.

Other (Expense) / Income, Net

The following table illustrates changes in Other (expense) / income, net from 2023 to 2024 (in thousands):

	Years Ended
	December 31,
	2024	2023	$ Change	% Change
Other (expense) / income, net:
Allowance for equity funds used during construction	$3,991	$9,315	$(5,324)	(57.2)%
Interest expense	(172,150)	(142,926)	(29,224)	20.4%
Other (expense) / income, net	(1,163)	(410)	(753)	183.7%
Total other expense, net	$(169,322)	$(134,021)	$(35,301)	26.3%

Allowance for Equity Funds Used During Construction

The decrease in Allowance for equity funds used during construction of $5.3 million was primarily driven by AES Indiana's capital structure in the comparative periods.

Interest Expense

The increase in Interest expense of $29.2 million was primarily due to (i) higher interest expense on debt of $48.1 million mostly due to new debt issuances and higher borrowings on the committed Credit Agreement, partially offset by (ii) an increase in the allowance for borrowed funds used during construction of $18.5 million.

Income Tax Expense

The following table illustrates changes in income tax expense from 2023 to 2024 (in thousands):

	Years Ended
	December 31,
	2024	2023	$ Change	% Change
Income tax expense	$28,364	$14,715	$13,649	92.8%

The increase in income tax expense of $13.6 million was primarily driven by higher pre-tax income and a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Indiana resulting from the 2024 Base Rate Order; partially offset by the reversal of certain excess deferred taxes which are not probable to cause a reduction in future base customer rates.

Net Loss Attributable to Noncontrolling Interests

The following table illustrates changes in Net loss attributable to noncontrolling interests from 2023 to 2024 (in thousands):

	Years Ended
	December 31,
	2024	2023	$ Change	% Change
Net loss attributable to noncontrolling interests	$(28,294)	$(26,093)	$(2,201)	8.4%

The increase in Net loss attributable to noncontrolling interests of $2.2 million relates to the higher allocation of losses to the tax equity investor of the Hardy Hills Solar Project, which was partially placed in service in December 2023, with the remainder of the project placed in service in May 2024. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - Hardy Hills Solar Project " to the Financial Statements of this Annual Report on Form 10-K for more information.

KEY TRENDS AND UNCERTAINTIES

During 2025 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:
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

Operational

Trade Restrictions and Supply Chain

In recent years, the U.S. Department of Commerce (“Commerce”) has initiated investigations into whether imports into the U.S. of solar cells and panels imported from Cambodia, Malaysia, Thailand and Vietnam (“Southeast Asia”) are circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. One such investigation initiated in April of 2022 resulted in a final determination by Commerce that circumvention would be deemed to occur under certain circumstances, resulting in the imposition AD and CVD duties on the imported cells and panels. Such determination and related matters remain the subject of ongoing litigation. Separate AD/CVD investigations initiated by Commerce in May of 2024 resulted in preliminary determinations by Commerce that South East Asia countries were also dumping and receiving subsidies and therefore Commerce established CVD and AD rates on certain solar manufacturers. The U.S. International Trade Commission is also investigating this matter. If the Commerce and U.S. International Trade Commission investigations result in Commerce issuing AD/CVD orders, the orders are likely to be imposed in June 2025.

Separately, the U.S. maintains a global tariff (currently 14.25% ad valorem) on solar cells and modules pursuant to the Section 201 Safeguard Action on crystalline silicon photovoltaic products, which became effective in February 2018. On June 21, 2024, President Biden issued Proclamation 10779, revoking the exclusion of bifacial panels from safeguard relief previously proclaimed in Proclamation 10339, and reinstating the tariff on bifacial panels under the Section 201 Safeguard Action, subject to certain qualifications. These global tariffs are expected to expire in February 2026.

The U.S. also maintains a Section 301 tariff on certain Chinese made lithium-ion batteries and related components utilized for energy storage systems, with such tariff currently set at 7.5% and increasing to 25% effective January 1, 2026. There is also an ongoing AD/CVD investigation with respect to exports by China of natural and synthetic graphite used to make lithium-ion battery anode material. Any determinations or orders arising from such investigation could result in price increases.

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

The Trump Administration has threatened or imposed tariffs on a wide range of countries and sectors. On February 10, 2025, President Trump signed Executive Orders modifying existing Section 232 tariffs on steel and aluminum imports to expand their scope of applicability and imposing 25% tariffs on both products. At this time we do not expect the modifications to tariffs on steel and aluminum to have a material impact on our business. On February 13, 2025, the Trump Administration announced a plan to counter non-reciprocal trading arrangements with all U.S. trading partners by determining the equivalent of a reciprocal tariff with respect to each foreign trade partner. On

February 1, 2025, President Trump issued an executive order declaring a national emergency under the International Emergency Economic Powers Act (IEEPA) and imposing a 10% additional tariff on imports from China. We expect that additional tariffs on imports from China will increase overall costs for materials and parts that are imported to build and maintain renewable energy plants for the U.S. industry. Any additional U.S. tariffs on imports from other countries or higher tariffs could negatively impact our business.

While we have executed agreements for AES Indiana’s existing solar and battery energy storage projects that mitigate these risks, potential future disruptions may impact our suppliers’ ability or willingness to meet their contractual agreements with respect to these projects on terms that we deem satisfactory and these and future disruptions may impact the availability or costs of future projects. The impact of new tariffs, including reciprocal tariffs, Commerce investigations, the impact of any additional adverse Commerce determinations or other tariff disputes or litigation, the impact of the UFLPA, potential future disruptions to the renewable energy supply chain and their effect on AES Indiana’s solar and battery energy storage project development and construction activities remain uncertain. AES Indiana will continue to monitor developments and take prudent steps towards managing our renewable projects.

Customer Information and Billing System Implementation

In the fourth quarter of 2023, we implemented our new customer information and billing system, SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. In connection with this implementation, a temporary pause of customer disconnections and certain collection efforts and write-off processes was instituted. This has resulted in higher past due customer receivables and a higher allowance for credit losses as of December 31, 2024. We currently anticipate reinstituting the customer disconnections process and collection efforts and write-off processes in the first quarter of 2025.

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

Macroeconomic and Political

U.S. Utilities Load Growth and Large Load Customers

The expansion of data center needs related to the growing use of generative artificial intelligence has the potential to be a significant accelerant to the load growth of the U.S. utilities market. AES Indiana is working with several companies to provide solutions for the electric service needs of data centers and we see these relationships growing as utilization of generative artificial intelligence drives the expansion of data center use within our service territory. As part of this process, AES Indiana is evaluating cost effective options to reliably serve these large data center customers.

IRA and U.S. Renewable Energy Tax Credits

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

The implementation of the IRA requires substantial guidance and interpretive rules from the U.S. Department of Treasury and other government agencies. Some of the guidance and rulemaking enacted under the Biden Administration could be changed or modified by the Trump Administration, creating uncertainty with respect to implementation of the IRA. Also, the Trump Administration has issued Executive Orders that pause certain funding allocated to projects under the Infrastructure Investment and Jobs Act (IIJA) and the IRA during a 90-day review process. As they currently stand, these Executive Orders do not impact the tax credits under the IRA.

U.S. Income Tax

The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA includes a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In September 2024, the IRS released proposed regulations on the 15% CAMT. We are currently evaluating the potential impacts of these regulations.

Inflation

In the markets in which we operate, there have been higher rates of inflation recently. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our construction projects. AES Indiana may have the ability to recover operations and maintenance costs through the regulatory process, however, timing impacts on recovery may vary. In addition, we expect the cost of fuel, specifically coal and natural gas, to continue to be volatile during 2025. Our exposure to fluctuations in the price of fuel is limited because of our FAC. If we are unable to timely or fully recover our fuel and power purchased costs, however, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Trump Administration Actions

On January 25, 2025, President Trump issued an Executive Order titled "Declaring a National Energy Emergency" directing Agencies to, among other tasks, identify and exercise any lawful emergency authorities available to them to facilitate the identification, leasing, siting, production, transportation, refining, and generation of domestic energy resources.

Regulatory

Regulatory Rate Review

On April 17, 2024, the IURC issued an order (the “2024 Base Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the OUCC and the other intervening parties in AES Indiana’s base rate case filing. For further discussion, please see Note 2, "Regulatory Matters - Regulatory Rate Review and Base Rate Orders" to the Financial Statements of this Annual Report on Form 10-K.

2025 IRP

In January 2025, AES Indiana initiated its 2025 IRP process with external stakeholders. The first of five public advisory meetings took place on January 29, 2025 and will continue through most of 2025, with AES Indiana anticipating it will submit its final 2025 IRP, shaped by stakeholder feedback, to the IURC in November 2025. For further discussion, please see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2025 IRP" to the Financial Statements of this Annual Report on Form 10-K.

2022 IRP

AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. For further discussion, please see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP" to the Financial Statements of this Annual Report on Form 10-K.

Please see “Item 1. Business – Regulation” and Note 2, “Regulatory Matters” to the Financial Statements of this Annual Report on Form 10-K for further discussion of these and other regulatory matters.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of December 31, 2024, we had unrestricted cash and cash equivalents of $26.6 million and available borrowing capacity of $250 million under our unsecured revolving Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 29, 2026. In February 2024, AES Indiana received an order from the IURC granting authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $350 million remains available under the order as of December 31, 2024. This order also grants authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $0.0 million remains available under the order as of December 31, 2024. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2024. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Cash Flows

The following table summarizes the changes in operating, investing, and financing cash flows for the comparative periods:

	Years ended December 31,			$ Change
	2024	2023	2022	2024 vs. 2023
	(in thousands)
Net cash provided by operating activities	$239,927	$391,933	$346,346	$(152,006)
Net cash used in investing activities	(1,026,057)	(992,873)	(525,087)	(33,184)
Net cash provided by financing activities	784,198	427,971	373,377	356,227
Net change in cash, cash equivalents and restricted cash	(1,932)	(172,969)	194,636	171,037
Cash, cash equivalents and restricted cash at beginning of year	28,584	201,553	6,917	(172,969)
Cash, cash equivalents and restricted cash at end of year	$26,652	$28,584	$201,553	$(1,932)

The following cash flow discussion compares the cash flows for the year ended December 31, 2024 to the cash flows for the year ended December 31, 2023. For discussion comparing the cash flows for the year ended December 31, 2023 to the cash flows for the year ended December 31, 2022, see Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K, filed with the SEC on February 27, 2024.

2024 versus 2023

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows:

	Years ended December 31,			$ Change
	2024	2023	2022	2024 vs. 2023
	(in thousands)
Net income	$105,229	$57,027	$96,626	$48,202
Depreciation and amortization	329,468	287,863	266,504	41,605
Amortization of deferred financing costs and debt discounts	3,567	3,880	3,914	(313)
Deferred income taxes and investment tax credit adjustments - net	835	32,653	(6,706)	(31,818)
Allowance for equity funds used during construction	(3,991)	(9,315)	(4,784)	5,324
Net income, adjusted for non-cash items	435,108	372,108	355,554	63,000
Net change in operating assets and liabilities	(195,181)	19,825	(9,208)	(215,006)
Net cash provided by operating activities	$239,927	$391,933	$346,346	$(152,006)

The net change in operating assets and liabilities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was driven by the following (in thousands):

Decrease from current and non-current regulatory assets and liabilities primarily due to lower FAC collections in the current year, higher regulatory rider deferrals related to renewable projects and the settlement of a pre-existing power purchase agreement	$(178,047)
Decrease in accounts payable primarily due to timing of invoices and payments	(99,944)
Decrease from higher net accounts receivable driven by the timing of collections, billing delays and a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023	(37,125)
Increase primarily due to lower purchases of fuel inventory in 2024	54,456
Increase from lower income tax receivables driven by higher income tax expense in 2024	52,441
Other	(6,787)
Net change in operating assets and liabilities	$(215,006)

Investing Activities

Net cash used in investing activities increased $33.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, which was primarily driven by (in thousands):

Payments for an acquisition made in the current year	$(48,368)
Higher cash outflows for capital expenditures related with renewable energy projects and growth related capital expenditures primarily from TDSIC investments. This increase is partially offset by lower capex incurred in maintenance projects.	(28,617)
Purchase of intangibles in 2023	40,287
Other	3,514
Net change in investing activities	$(33,184)

Financing Activities

Net cash provided by financing activities increased $356.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, which was primarily driven by (in thousands):

Increase due to net long-term debt issuances at IPALCO and AES Indiana	$605,000
Increase due to higher equity contributions from shareholders in the current year	225,000
Decrease due to net short-term debt repayments	(200,000)
Decrease due to net revolver repayments on AES Indiana's revolving credit facility	(210,000)
Decrease due to higher distributions to shareholders	(55,815)
Other	(7,958)
Net change in financing activities	$356,227

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2025 through 2027 is currently estimated to cost approximately $2.8 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2025	2026	2027	from 2025 through 2027
Power generation related projects	$584.7	$577.6	$345.2	$1,507.5	(1)
Transmission and distribution related additions, improvements and extensions	231.7	198.6	347.2	777.5	(2)
TDSIC Plan investments	149.2	215.7	—	364.9	(3)
Other miscellaneous equipment	36.4	39.5	28.0	103.9
Total estimated costs of capital expenditure program	$1,002.0	$1,031.4	$720.4	$2,753.8

(1) Includes spending for AES Indiana's power generation and renewable energy projects.
(2) Additions, improvements and extensions to AES Indiana's transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities.

(3) Includes spending under AES Indiana's TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through December 31, 2024 were $874.0 million.

The amounts described in the capital expenditure program above include estimated spending under AES Indiana's 2022 IRP filed with the IURC in December 2022. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP" to the Financial Statements of this Annual Report on Form 10-K for further discussion.

Capital Resources

As IPALCO is a holding company, substantially all of its cash is generated by the operating activities of its subsidiaries, principally AES Indiana. None of its subsidiaries, including AES Indiana, are obligated under or have guaranteed to make payments with respect to the 2030 IPALCO Notes or the 2034 IPALCO Notes; however, all of

AES Indiana’s common stock is pledged to secure these debt obligations. Accordingly, IPALCO’s ability to make payments on the 2030 IPALCO Notes and the 2034 IPALCO Notes depends on the ability of AES Indiana to generate cash and distribute it to IPALCO.

Liquidity

We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing Credit Agreement will be adequate to meet our anticipated operating needs, including interest expense on our debt and dividends to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to interest rate and commodity hedges, taxes and dividend payments. For 2025 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing, funds from tax equity contributions, and parent capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under our existing Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

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

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at December 31, 2024
AES Indiana	Revolving	December 2027	$350.0	$250.0

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

Contractual Obligations

Our non-contingent contractual obligations as of December 31, 2024 are set forth below:

	Payments due in:
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Short-term and long-term debt	$4,138.8	$540.0	$90.0	$55.0	$3,453.8
Interest obligations	2,944.5	199.7	360.1	359.6	2,025.1
Finance lease obligations	87.1	4.5	9.2	9.6	63.8
Purchase obligations:
Coal, gas, power purchased and
related transportation	643.8	176.8	201.2	171.7	94.1
Other	227.5	220.5	2.8	4.2	—
Total	$8,041.7	$1,141.5	$663.3	$600.1	$5,636.8

Short-term and long-term debt:

Our short-term and long-term debt at December 31, 2024 consists of outstanding borrowings on the Credit Agreement, the $400 million Term Loan Agreement, AES Indiana first mortgage bonds and IPALCO long-term debt. The long-term debt amounts include current maturities but exclude unamortized debt discounts and deferred financing costs. See Note 7, "Debt" to the Financial Statements of this Annual Report on Form 10-K.

Interest payments:

Interest payments are associated with the short-term and long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2024.

Finance lease obligations:

Finance lease obligations are primarily related to land. For additional information, see Note 15, "Leases - Lessee" to the Financial Statements of this Annual Report on Form 10-K.

Purchase obligations:

Purchase commitments for coal, gas, power purchased and related transportation:

AES Indiana enters into long-term contracts for the purchase of coal, gas, power purchased and related transportation. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:

At December 31, 2024, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates, as well as obligations under long-term construction contracts. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives (see Note 6, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 8, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 9, "Benefit Plans") and (v) contingencies (see Note 11, "Commitments and Contingencies"). See the indicated notes to the Financial Statements of this Annual Report on Form 10-K for additional information on the items excluded.

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

Revenue Recognition

For information regarding the nature of our revenue streams and our critical accounting policies affecting revenue recognition, please see Note 1, “Overview and Summary of Significant Accounting Policies - Revenue Recognition” and Note 14, "Revenue" to the Financial Statements of this Annual Report on Form 10-K. The effect on 2024 revenue and ending unbilled revenue of a one percentage point change in unbilled MWhs for the month of December 2024 is immaterial.

Credit Losses

We use a forward-looking "expected loss" model to recognize allowances for credit losses on customer and other receivables. The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers' ability to pay amounts due, which have required a higher degree of estimation given the increases seen in past due customer receivables in 2024. We believe such estimates and judgments are reasonable and the related allowance for credit losses is adequate as of December 31, 2024; however, changes in such estimates and judgments could result in a different conclusion, which could be material. The effect of a one percentage point change in the assumptions used in the allowance for credit losses estimate as of December 31, 2024 is approximately $2.9 million. See Note 1, “Overview and Summary of Significant Accounting Policies – Accounts Receivable and Allowance for Credit Losses” to the Financial Statements of this Annual Report on Form 10-K for further information on AES Indiana’s receivable balances.

Income Taxes

We are subject to federal and state income taxes. Our income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the potential outcome of tax examinations when determining the adequacy of our income tax provisions by considering the technical merits of the filing position, case law, and results of previous tax examinations. Accounting guidance for uncertainty in income taxes prescribes a more-likely-than-not recognition threshold and measurement requirements for financial statement reporting of our income tax positions. If tax positions do not meet the more-likely-than-not threshold, reserves will be established. These reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While we have reasonably determined that a tax reserve is not required as of December 31, 2024, it is possible that the ultimate outcome of future examinations may be materially different than our current assessment of uncertain tax positions. Please see Note 1, “Overview and Summary of Significant Accounting Policies - Income Taxes” and Note 8, "Income Taxes" to the Financial Statements of this Annual Report on Form 10-K for more information.

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

AROs

In accordance with the provisions of GAAP relating to the accounting for AROs, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. These GAAP provisions also require that components of previously recorded depreciation related to the cost of removal of assets upon future retirement, whether legal AROs or not, must be removed from a company’s accumulated depreciation reserve and be reclassified as a regulatory liability. We make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities and expenses as they relate to AROs. These assumptions and estimates are based on historical experience and assumptions that we believe to be reasonable at the time. See Note 4, "ARO" to the Financial Statements of this Annual Report on Form 10-K for more information.

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

Please see Note 1, “Overview and Summary of Significant Accounting Policies - Contingencies” and Note 11, “Commitments and Contingencies” to the Financial Statements of this Annual Report on Form 10-K for information about significant contingencies involving us.

NEW ACCOUNTING STANDARDS

Please see Note 1, “Overview and Summary of Significant Accounting Policies” to the Financial Statements of this Annual Report on Form 10-K for a discussion of new accounting pronouncements and the potential impact to our results of operations, financial condition and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

The primary market risks to which we are exposed are those associated with environmental regulation, debt and equity investments, fluctuations in interest rates and certain raw materials. We sometimes use financial instruments and other contracts to hedge against such fluctuations, including, on a limited basis, financial and commodity derivatives. We generally do not enter into derivative instruments for trading or speculative purposes. Our U.S. Risk Management Committee (U.S. RMC), comprised of members of senior management, is responsible for establishing risk management policies and the monitoring and reporting of risk exposures related to our operations. The U.S. RMC meets on a regular basis with the objective of identifying, assessing and quantifying material risk issues and developing strategies to manage these risks.

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

Wholesale Sales

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO day-ahead and real-time markets. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, the demand by load-serving entities, and the formation of AES Indiana’s offers into the market. Our wholesale revenue is generated primarily from sales directly to the MISO energy market. The average price per MWh we sold in the wholesale market was $43.93, $34.13 and $69.14 in 2024, 2023 and 2022, respectively. For the periods presented in the Financial Statements of this Annual Report on Form 10-K, a decline in wholesale prices could have had a negative impact on wholesale margins, because most of our non-fuel costs are fixed in the short term and lower wholesale prices can result in lower wholesale volumes sold. However, the impact is limited as the 2024 Base Rate Order provides that annual wholesale margins earned above (or below) a benchmark of $28.6 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Our wholesale revenue represented 4.0% of our total electric revenue over the past five years. As a result, we anticipate that a 10% change in the market price for wholesale electricity would not have a material impact on our results of operations.

Fuel

We have limited exposure to commodity price risk for the purchase of coal and natural gas, the primary fuels used by us for the production of electricity. We have approximately 86% of our forecasted coal requirements for 2025 currently in inventory or secured under contract for delivery in 2025. In addition, AES Indiana has established physical natural gas hedges for firm supply over a two year period in accordance with a hedge program approved by the IURC. Pricing provisions in some of our long-term contracts allow for price changes under certain circumstances. Our exposure to fluctuations in the price of fuel is limited because pursuant to Indiana law, we apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

Power Purchased

We depend on power purchased, in part, to meet our retail load obligations. As a result, we also have limited exposure to commodity price risk for the purchase of electric energy for our retail customers. Power purchased costs can be highly volatile. We are currently committed under a long-term power purchase agreement to purchase all the wind-generated electricity through 2031 from a project in Minnesota, which has a maximum output capacity of 200 MW. In addition, we have 94.5 MW of solar-generated electricity in our service territory under long-term contracts, of which 94.0 MW was in operation as of December 31, 2024. We also purchase up to 8 MW of energy from a combined heat and power facility. We are generally allowed to recover, through our FAC, the energy portion of power purchased costs incurred to meet jurisdictional retail load. In certain circumstances, we may not be allowed to recover a portion of power purchased costs incurred to meet our jurisdictional retail load. See Note 2, “Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income” to the Financial Statements of this Annual Report on Form 10-K.

Equity Price Risk

Our Pension Plans are impacted significantly by the economy as a result of the Pension Plans being invested in common equity securities. The performance of the Pension Plans’ investments in such common equity securities and other instruments impacts our earnings as well as our funding liability. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $7.7 million reduction in fair value as of December 31, 2024 and approximately a $5.4 million increase to the 2025 pension expense. Please see Note 9, “Benefit Plans” to the Financial Statements of this Annual Report on Form 10-K for additional Pension Plan information.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, AES Indiana’s Credit Agreement and $400 million Term Loan Agreement bears interest at a variable rate based either on the Prime interest rate or on the SOFR. Fair values relating to financial instruments are dependent upon prevalent market rates of interest. At December 31, 2024, we had approximately $3,638.8 million principal amount of fixed rate debt and $500.0 million variable rate debt outstanding. In regard to our fixed rate debt, the interest rate risk with respect to long-term debt primarily relates to the potential impact a decrease in interest rates has on the fair value of our fixed-rate debt and not on our financial condition or results of operations. Our interest rate risk on our fixed-rate debt is associated with refinancing activity.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed-rate	$40.0	$90.0	$—	$—	$55.0	$3,453.8	$3,638.8	$3,404.5
Variable-rate	500.0	—	—	—	—	—	500.0	500.0
Total Indebtedness	$540.0	$90.0	$—	$—	$55.0	$3,453.8	$4,138.8	$3,904.5
Weighted Average Interest Rates by Maturity	5.048%	0.883%	N/A	N/A	1.400%	5.189%	5.026%

For further discussion of our fair value of our indebtedness and book value of our indebtedness please see Note 5, “Fair Value” and Note 7, “Debt” to the Financial Statements of this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IPALCO Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with U.S. generally accepted accounting principles.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

Regulatory Accounting

Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company applies the provisions of FASB Accounting Standards Codification 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the Indiana Utility Regulatory Commission and the Federal Energy Regulatory Commission.

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

Auditing the Company’s regulatory accounting was complex due to the significant knowledge and experience required to assess the impact of regulatory orders on the consolidated financial statements including understanding the nature of the rate orders issued, or expected to be issued, and to assess the relevance and reliability of audit evidence to support the impacted account balances and disclosures.

How We Addressed the Matter in Our Audit
Our audit procedures related to regulatory assets and liabilities included testing the effectiveness of management’s controls, such as the Company’s evaluation of regulatory orders and other developments that may affect the calculation of recorded amounts, the likelihood of recovering regulatory assets and the sufficiency of regulatory liabilities. Our procedures also included testing management’s calculations of recorded amounts, obtaining, reading, and evaluating relevant regulatory orders issued by the IURC to IPL, and considering regulatory precedents established by the IURC, to evaluate the likelihood of recovering regulatory assets, the sufficiency of regulatory liabilities and the accuracy and completeness of required disclosures related to the impacts of rate regulation and regulatory developments.

Asset Retirement Obligations

Description of the Matter
At December 31, 2024, the Company’s asset retirement obligations (“ARO”) totaled $378.5 million. As described in Note 4 to the consolidated financial statements, the Company’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The Company recorded revisions to its existing ARO liabilities of $117.7 million during 2024 primarily to reflect revisions to cash flow estimates due to increases in closure costs and groundwater treatment measures for ash ponds and landfills.

Auditing the Company’s ARO liabilities revised in 2024 was complex and highly judgmental due to the significant estimation required by management to determine the cost estimates of the legal obligations associated with the Company’s generating plants, transmission system and distribution system. In particular, the estimate was sensitive to the scope and method of decommissioning utilized to determine the related cash flows.

How We Addressed the Matter in Our Audit
To test the Company’s ARO liabilities revised in 2024, our audit procedures included evaluating the appropriateness of the Company’s methodology, interviewing members of the Company’s environmental staff and testing the scope and method of decommissioning. We involved our specialists in our assessment of the scope and method of decommissioning for the Company’s ARO liabilities revised in 2024, including reviewing the Company’s methodology, evaluating the reasonableness of the related cash flows, and assessing completeness of the estimates based upon regulatory requirements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Indianapolis, Indiana
March 5, 2025

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2024, 2023 and 2022
	2024	2023	2022
	(In Thousands)
REVENUE	$1,643,793	$1,649,917	$1,791,711

OPERATING COSTS AND EXPENSES:
Fuel	359,132	494,000	568,676
Power purchased	148,412	159,908	199,860
Operation and maintenance	476,494	477,880	493,674
Depreciation and amortization	329,468	287,863	266,504
Taxes other than income taxes	27,478	24,864	33,048
Other, net	(106)	(361)	(3,201)
Total operating costs and expenses	1,340,878	1,444,154	1,558,561

OPERATING INCOME	302,915	205,763	233,150

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	3,991	9,315	4,784
Interest expense	(172,150)	(142,926)	(131,232)
Other (expense) / income, net	(1,163)	(410)	11,783
Total other expense, net	(169,322)	(134,021)	(114,665)

INCOME BEFORE INCOME TAX	133,593	71,742	118,485

Income tax expense	28,364	14,715	21,859
NET INCOME	105,229	57,027	96,626

Dividends on and redemption of preferred stock	—	—	3,509
Net loss attributable to noncontrolling interests	(28,294)	(26,093)	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$133,523	$83,120	$93,117

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2024, 2023 and 2022
	2024	2023	2022
	(In Thousands)
NET INCOME	$105,229	$57,027	$96,626

Derivative activity:
Change in derivative fair value, net of income tax effect of $(2,193), $(528) and $(15,309), for each respective period	6,626	1,594	46,245
Reclassification to earnings, net of income tax effect of $179, $(1,798) and $(1,798), for each respective period	(542)	5,431	5,431
Net change in fair value of derivatives	6,084	7,025	51,676
Other comprehensive income	6,084	7,025	51,676

Comprehensive income	111,313	64,052	148,302

Less: dividends on and redemption of preferred stock of subsidiary	—	—	3,509
Less: comprehensive loss attributable to noncontrolling interests	(28,294)	(26,093)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$139,607	$90,145	$144,793

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and 2023
	2024	2023
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,647	$28,579
Accounts receivable, net of allowance for credit losses of $29,798 and $2,283, respectively	313,078	233,921
Inventories	99,935	143,590
Regulatory assets, current	134,328	89,419
Taxes receivable	9,401	36,481
Derivative assets, current	1,526	15,682
Prepayments and other current assets	24,561	26,358
Total current assets	609,476	574,030
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $3,071,167 and $2,954,555, respectively	5,461,243	4,486,902
Intangible assets, net	232,210	235,656
Regulatory assets, non-current	619,029	541,784
Pension plan assets	24,941	41,172
Other non-current assets	192,126	301,979
Total non-current assets	6,529,549	5,607,493
TOTAL ASSETS	$7,139,025	$6,181,523
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 7 and 15)	$539,841	$899,159
Accounts payable	271,235	292,851
Accrued taxes	26,253	22,580
Accrued interest	43,388	33,639
Customer deposits	11,892	29,308
Regulatory liabilities, current	11,915	23,371
Asset retirement obligations, current	32,161	—
Accrued and other current liabilities	26,231	27,547
Total current liabilities	962,916	1,328,455
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 7 and 15)	3,642,587	2,576,798
Deferred income tax liabilities	380,758	361,488
Regulatory liabilities, non-current	404,021	527,224
Accrued other postretirement benefits	2,834	2,776
Asset retirement obligations, non-current	346,299	249,930
Other non-current liabilities	8,499	5,130
Total non-current liabilities	4,784,998	3,723,346
Total liabilities	5,747,914	5,051,801
COMMITMENTS AND CONTINGENCIES (see Note 11)
REDEEMABLE STOCK OF SUBSIDIARIES	38,145	—
EQUITY:
Common shareholders' equity
Common stock (no par value, 290,000,000 shares authorized; 108,907,318 shares issued and outstanding at December 31, 2024 and 2023)	—	—
Paid in capital	1,247,090	1,021,992
Accumulated other comprehensive income	35,378	29,294
Retained earnings	2,067	25,182
Total common shareholders' equity	1,284,535	1,076,468
Noncontrolling interests	68,431	53,254
Total equity	1,352,966	1,129,722
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES AND EQUITY	$7,139,025	$6,181,523

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024, 2023 and 2022
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:	(In Thousands)
Net income	$105,229	$57,027	$96,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329,468	287,863	266,504
Amortization of deferred financing costs and debt discounts	3,567	3,880	3,914
Deferred income taxes and investment tax credit adjustments - net	835	32,653	(6,706)
Allowance for equity funds used during construction	(3,991)	(9,315)	(4,784)
Change in certain assets and liabilities:
Accounts receivable	(54,523)	(17,398)	(37,387)
Inventories	24,285	(30,171)	(47,489)
Prepayments and other current assets	2,269	(6,476)	19,056
Accounts payable	(52,951)	46,993	32,038
Accrued and other current liabilities	(21,640)	2,790	6,532
Accrued taxes payable/receivable	34,066	(18,375)	(5,858)
Accrued interest	9,749	192	2,813
Pension and other postretirement benefit assets and liabilities	2,485	1,625	(8,727)
Current and non-current regulatory assets and liabilities	(123,689)	54,358	38,863
Other non-current liabilities	(18,083)	(9,445)	(14,384)
Other - net	2,851	(4,268)	5,335
Net cash provided by operating activities	239,927	391,933	346,346
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(931,322)	(902,705)	(496,510)
Project development costs	(4,430)	(4,462)	(3,910)
Acquisitions	(48,368)	—	—
Cost of removal payments	(39,133)	(45,595)	(23,948)
Insurance proceeds	—	4,900	—
Purchase of intangibles	(4,363)	(44,650)	—
Other	1,559	(361)	(719)
Net cash used in investing activities	(1,026,057)	(992,873)	(525,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	750,000	435,000	300,000
Repayments from revolving credit facilities	(805,000)	(280,000)	(360,000)
Short-term borrowings	400,000	300,000	200,000
Short-term borrowings from affiliate	92,000	—	—
Repayments of short-term borrowings	(392,000)	—	(200,000)
Long-term borrowings	1,050,000	—	350,000
Retirement of long-term borrowings	(445,000)	—	—
Distributions to shareholders	(156,638)	(104,287)	(101,986)
Equity contributions from shareholders	225,000	—	253,000
Distributions to noncontrolling interests	(3,464)	—	—
Sales to noncontrolling interests	84,142	77,921	—
Redemption of preferred stock	—	—	(60,080)
Preferred dividends of subsidiary	—	—	(3,213)
Payments of deferred financing costs and discounts	(14,263)	(350)	(4,309)
Payments for financed capital expenditures	(23,673)	—	—
Proceeds received from termination of interest rate swaps	23,114	—	—
Other	(20)	(313)	(35)
Net cash provided by financing activities	784,198	427,971	373,377
Net change in cash, cash equivalents and restricted cash	(1,932)	(172,969)	194,636
Cash, cash equivalents and restricted cash at beginning of year	28,584	201,553	6,917
Cash, cash equivalents and restricted cash at end of year	$26,652	$28,584	$201,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$155,612	$129,113	$115,277
Income taxes	$—	$—	$31,000
Non-cash investing activities:
Accruals for capital expenditures	$162,450	$124,626	$66,949
Recognition of right-of-use assets - finance leases	$72,462	$983	(3,402)
Non-cash financing activities:
Recognition of financing lease liabilities	$(69,318)	$(1,408)	$(3,402)

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2024, 2023 and 2022

	Common Shareholders' Equity
	Common Stock
(in Thousands)	Outstanding Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Common Shareholders' Equity	Cumulative Preferred Stock of Subsidiary	Noncontrolling Interests	Redeemable Stock Of Subsidiaries
Balance at January 1, 2022	108,907	$—	$848,565	$(29,407)	$(24,558)	$794,600	$59,784	$—	$—
Net income	—	—	—	—	96,626	96,626	3,213	—	—
Other comprehensive income	—	—	—	51,676	—	51,676	—		—
Preferred stock dividends	—	—	—	—	(3,213)	(3,213)	(3,213)	—	—
Redemption of preferred stock	—	—	—	—	(296)	(296)	(59,784)	—	—
Distributions to shareholders(1)	—	—	(33,319)	—	(68,667)	(101,986)	—	—	—
Contributions from shareholders	—	—	253,000	—	—	253,000	—	—	—
Other	—	—	111	—	—	111	—	—	—
Balance at December 31, 2022	108,907	—	1,068,357	22,269	(108)	1,090,518	—	—	—
Net income / (loss)	—	—	—	—	83,120	83,120	—	(26,093)	—
Other comprehensive income	—	—	—	7,025	—	7,025	—		—
Distributions to shareholders(1)	—	—	(46,457)	—	(57,830)	(104,287)	—	—	—
Sales to noncontrolling interests	—	—	—	—	—	—	—	79,347	—
Other	—	—	92	—	—	92	—	—	—
Balance at December 31, 2023	108,907	—	1,021,992	29,294	25,182	1,076,468	—	53,254	—
Net income / (loss)	—	—	—	—	133,523	133,523	—	(28,294)	—
Other comprehensive income	—	—	—	6,084	—	6,084	—	—	—
Distributions to shareholders	—	—	—	—	(156,638)	(156,638)	—	—	—
Sales to noncontrolling interests	—	—	—	—	—	—	—	46,935	38,145
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,464)	—
Contributions from shareholders	—	—	225,000	—	—	225,000	—	—	—
Other	—	—	98	—	—	98	—	—	—
Balance at December 31, 2024	108,907	$—	$1,247,090	$35,378	$2,067	$1,284,535	$—	$68,431	$38,145

(1) IPALCO made return of capital payments of $46.5 million and $33.3 million in 2023 and 2022, respectively, for the portion of current year distributions to shareholders in excess of current year net income at the time of distribution.

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 531,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations all within the state of Indiana. The first station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation"). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of December 31, 2024, AES Indiana’s net electric generation design capacity at these generating stations for winter is 3,070 MW and summer is 2,925 MW.

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

In August 2023, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Petersburg Energy Center, LLC, including the development of a 250 MW solar and 45 MW (180 MWh) energy storage facility (the "Petersburg Energy Center Project"). The Petersburg Energy Center Project is expected to be placed in service during the fourth quarter of 2025.

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS Project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. The Pike County BESS Project is expected to be placed in service during the first quarter of 2025.

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

If IPALCO enters into transactions impacting equity interests in its affiliates, IPALCO must determine whether the transaction impacts the Company's consolidation conclusion by first determining whether the transaction should be evaluated under the variable interest model or the voting model. In determining which consolidation model applies to the transaction, IPALCO is required to make judgments about how the entity operates, the most significant of which are whether (i) the entity has sufficient equity to finance its activities, (ii) the equity holders, as a group, have the characteristics of a controlling financial interest, and (iii) whether the entity has non-substantive voting rights. If the entity is determined to be a VIE and IPALCO is determined to have power and benefits, the entity will be consolidated by IPALCO.

IPALCO consolidates the results of three AES Indiana subsidiaries that qualify as VIEs. These subsidiaries are Hardy Hills JV, Pike County Energy Storage JV and Petersburg Energy Center. AES Indiana is the primary beneficiary and controls the most significant activities of these VIEs. At December 31, 2024 and 2023, the assets of these VIEs were approximately $1,169.3 million and $613.2 million, primarily consisting of property, plant and equipment, construction work in progress and other non-current assets. At December 31, 2024 and 2023, the liabilities of these VIEs were approximately $180.5 million and $51.0 million, primarily consisting of finance leases and accounts payable.

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

Noncontrolling interests with redemption features that are not solely within the control of the issuer are classified as temporary equity and are included in Redeemable stock of subsidiaries on the Consolidated Balance Sheets. Generally, initial measurement will be at fair value. The subsequent allocation of income and dividends is classified in temporary equity. Subsequent measurement and classification vary depending on whether the instrument is probable of becoming redeemable. For securities that are currently redeemable or where it is probable that the instrument will become redeemable, IPALCO recognizes any changes from the carrying value to redemption value at each reporting period against retained earnings or additional paid-in capital in the absence of retained earnings; such adjustments are classified in temporary equity. When the equity instrument is not probable of becoming redeemable, no adjustment to the carrying value is recognized.

Allocation of Earnings

Hardy Hills JV and Pike County Energy Storage JV are subject to profit-sharing arrangements where the allocation of earnings, cash distributions, and tax benefits are not based on fixed ownership percentages. These arrangements exist to designate different allocations of value among the investors, where the allocations change in form or percentage over the life of the partnership. IPALCO uses the HLBV method when it is a reasonable approximation of the profit-sharing arrangement. The HLBV method calculates the proceeds that would be attributable to each partner based on the liquidation provisions of the respective operating partnership agreement if the partnership was to be liquidated at book value at the balance sheet date. Each partner’s share of income in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions (for further discussion, see Note 10, "Equity - Equity Transactions with Noncontrolling Interests").

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

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	As of December 31,
	2024	2023
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$26,647	$28,579
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$26,652	$28,584

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at December 31:

	As of December 31,
	2024	2023
	(In Thousands)
Accounts receivable, net
Customer receivables	$207,353	$125,715
Unbilled revenue	90,731	91,463
Amounts due from related parties	6,461	5,178
Other	38,331	13,848
Allowance for credit losses	(29,798)	(2,283)
Total accounts receivable, net	$313,078	$233,921

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	For the Years Ended December 31,
	2024	2023
	(In Thousands)
Allowance for credit losses:
Beginning balance	$2,283	$1,117
Current period provision	26,662	7,413
Net write-offs charged against allowance	(902)	(7,764)
Recoveries and account write-ons	1,755	1,517
Ending Balance	$29,798	$2,283

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. During 2024, the current period provision and allowance for credit losses increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023. This has resulted in higher past due customer receivables as of December 31, 2024. AES Indiana currently anticipates reinstituting the customer disconnections process and collection efforts and write-off processes in the first quarter of 2025.

Inventories

We maintain coal, fuel oil, natural gas, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or net realizable value, using the average cost. The following table summarizes our inventories balances at December 31:

	As of December 31,
	2024	2023
	(In Thousands)
Inventories
Fuel	$50,842	$77,198
Materials and supplies, net	49,093	66,392
Total inventories	$99,935	$143,590

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

Property, Plant and Equipment

Property, plant and equipment is stated at original cost as defined for regulatory purposes. The cost of additions to property, plant and equipment and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.8%, 3.7% and 3.8% during 2024, 2023 and 2022, respectively. Depreciation expense was $268.6 million, $244.8 million, and $247.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. "Depreciation and amortization" expense on the accompanying Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

AES Indiana may receive contributions in aid of construction ("CIAC") from customers that are intended to defray all or a portion of the costs for certain capital projects, to the extent the project does not benefit regulated customers in general. AES Indiana accounts for CIAC as a reduction to property, plant and equipment.

AFUDC

In accordance with the Uniform System of Accounts prescribed by FERC, AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AES Indiana capitalized amounts using pretax composite rates of 6.6%, 7.1% and 5.4% during 2024, 2023 and 2022, respectively. AFUDC equity and AFUDC debt were as follows for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(In Thousands)
AFUDC equity	$3,991	$9,315	$4,784
AFUDC debt	$32,240	$13,739	$8,215

Impairment of Long-lived Assets

GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $5.5 billion and $4.5 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, AES Indiana had $230.4 million and $259.9 million, respectively, of long-term regulatory assets associated with retirement costs for Petersburg Units 1 and 2 and the conversion of Petersburg Units 3 and 4. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized on a straight-line basis over their useful lives. The following table presents information related to the Company's intangible assets, including the gross amount capitalized and related amortization:

		December 31,
$ in thousands	Weighted average amortization periods (in years)	2024	2023
Capitalized software	8	$280,020	$261,872
Project development intangible assets	28	83,149	84,097
Other	Various	797	797
Less: Accumulated amortization		(131,756)	(111,110)
Intangible assets - net		$232,210	$235,656

	For the Years Ended December 31,
	2024	2023	2022
Amortization expense	$26,193	$14,570	$10,122

Estimated future amortization
Years ending December 31,
2025			$26,372
2026			28,158
2027			28,158
2028			28,158
2029			28,158
Total			$139,004

Implementation Costs Related to Software as a Service

IPALCO has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $2.5 million and $7.1 million as of December 31, 2024 and 2023, respectively, which are recorded within "Prepayments and other current assets" and "Other non-current assets" on the accompanying Consolidated Balance Sheets.

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

Contingencies

IPALCO accrues for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations and are involved in certain legal proceedings. If IPALCO’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. Accruals for loss contingencies were not material as of December 31, 2024 and 2023. See Note 11, "Commitments and Contingencies - Contingencies" for additional information.

Concentrations of Risk

Substantially all of AES Indiana’s customers are located within the Indianapolis area. Approximately 68% of AES Indiana’s employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. AES Indiana’s contract with the physical unit expires on December 5, 2027, and the contract with the clerical-technical unit expires on February 12, 2026. Additionally, AES Indiana has long-term coal contracts with two suppliers, and substantially all of AES Indiana's coal is currently mined in the state of Indiana.

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

Additionally, we use interest rate hedges to manage the interest rate risk associated with refinancing our long-term debt. We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective, which results in changes in the fair value being recorded within accumulated other comprehensive income, a component of shareholders' equity. We have elected not to offset net derivative positions in the Financial Statements. Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 6, “Derivative Instruments and Hedging Activities” for additional information.

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

ARO

The Company records the fair value of a liability for a legal obligation to retire an asset in the period in which the obligation is incurred. When a new liability is recognized, the Company capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligation, the Company eliminates the liability and, based on the actual cost to retire, may incur a gain or loss.

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of AOCI / (AOCL) by component during the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

Details about AOCI / (AOCL) components	Affected line item in the Consolidated Statements of Operations	For the Years Ended December 31,
		2024	2023	2022
Net (gains) / losses on cash flow hedges (Note 6):	Interest expense	$(721)	$7,229	$7,229
	Income tax effect	179	(1,798)	(1,798)
Total reclassifications for the period, net of income taxes		$(542)	$5,431	$5,431

See Note 6, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information on the changes in the components of AOCI / (AOCL).

Revenue Recognition

Revenue related to the sale of energy is generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, AES Indiana uses models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, commercial and industrial customers; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. An allowance for credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. Our provision for expected credit losses included in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations was $27.4 million, $7.5 million and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

AES Indiana’s basic rates include a provision for fuel costs as established in AES Indiana’s most recent rate proceeding, which last adjusted AES Indiana’s rates in May 2024. AES Indiana is permitted to recover actual costs of power purchased and fuel consumed, subject to certain restrictions. This is accomplished through quarterly FAC proceedings, in which AES Indiana estimates the amount of fuel and power purchased costs in future periods. Through these proceedings, AES Indiana is also permitted to recover, in future rates, underestimated fuel and power purchased costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that AES Indiana’s rates are adjusted. See also Note 2, “Regulatory Matters” for a discussion of other costs that AES Indiana is permitted to recover through periodic rate adjustment proceedings and the status of current rate adjustment proceedings.

In addition, we are one of many transmission system owner members of MISO, a RTO which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. See Note 14, "Revenue" for additional information of MISO sales and other revenue streams.

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
Uncertain tax positions are classified as non-current income tax liabilities unless expected to be paid within one year. The Company’s policy for interest and penalties is to recognize interest and penalties as a component of the provision for income taxes in the Consolidated Statements of Operations.
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
		December 31, 2024	The Company adopted this standard on a retrospective basis. Please refer to Note 13, "Business Segments" for impact.

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
		The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)	The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:

1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e).

2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

	4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	The date for each amendment in this Update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

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

Basic Rates and Charges

Our basic rates and charges represent the largest component of our annual revenue. Our basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve AES Indiana, the IURC, the OUCC, and other interested stakeholders. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property.

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

Regulatory Rate Review and Base Rate Orders

On April 17, 2024, the IURC issued an order (the “2024 Base Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the OUCC and the other intervening parties in AES Indiana’s base rate case filing. Among other matters and consistent with the Stipulation and Settlement Agreement, the 2024 Base Rate Order approves an increase in AES Indiana's total annual operating revenue of $71 million for AES Indiana’s electric service and provides a return on common equity of 9.9% and cost of long-term debt of 4.9% on a rate base of approximately $3.5 billion. Updated customer rates and charges became effective on May 9, 2024. The 2024 Base Rate Order provides that annual wholesale margins earned above (or below) the benchmark of $28.6 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Similarly, the 2024 Base Rate Order provides that all capacity sales and expenses above (or below) an expense benchmark of $19.0 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism.

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

FAC and Authorized Annual Jurisdictional Net Operating Income

AES Indiana may apply to the IURC for a change in AES Indiana’s fuel charge every three months to recover AES Indiana’s estimated fuel costs, including the energy portion of power purchased costs, which may be above or below the levels included in AES Indiana’s basic rates and charges. AES Indiana must present evidence in each FAC proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

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

In calendar year 2022, AES Indiana reported earnings in excess of the authorized level for certain quarterly reporting periods in those years. AES Indiana has not reported earnings in excess of the authorized level for any FAC periods in calendar years 2023 and 2024.

ECCRA

AES Indiana may apply to the IURC for approval of a rate adjustment known as the ECCRA periodically to recover costs (including a return) to comply with certain environmental regulations applicable to AES Indiana’s generating stations, recover costs (including a return) on certain investments in renewable and battery energy storage projects, and recover the retail portion of costs for generation consumables and environmental allowances. The total amount of AES Indiana’s environmental equipment and renewable projects approved for ECCRA recovery as of December 31, 2024 was $437.5 million. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending February 2025 is a net cost to customers of $41.1 million.

DSM

Through various rate orders from the IURC, AES Indiana has been able to recover its costs of implementing various DSM programs throughout the periods covered by this report. In 2024, 2023 and 2022, AES Indiana also had the ability to receive financial incentives, dependent upon the level of success of the programs. Financial incentives included in rates for the years ended December 31, 2024, 2023 and 2022 were $3.8 million, $2.7 million and $8.3 million, respectively.

On December 29, 2020, the IURC approved a settlement agreement establishing a new three-year DSM plan for AES Indiana through 2023. The approval included cost recovery of programs as well as financial incentives, depending on the level of success of the programs. The order also approved recovery of lost revenue, consistent with the provisions of the settlement agreement.

AES Indiana filed a petition with the IURC on May 26, 2023 asking for approval of a one-year DSM interim plan. On December 27, 2023, the IURC approved a one-year DSM plan for AES Indiana through 2024. The approval included cost recovery of programs as well as financial incentives, depending on the level of success of the programs. The order also approved recovery of lost revenue, consistent with the provisions of the settlement agreement.

AES Indiana filed a petition with the IURC on May 31, 2024 asking for approval of a two-year DSM plan for the 2025-2026 program years. On January 8, 2025, the IURC approved a two-year DSM plan for AES Indiana through 2026. The approval included cost recovery of programs as well as financial incentives, depending on the level of success of the programs. The order also approved recovery of lost revenue, consistent with the provisions of the settlement agreement.

Wind and Solar Power Purchase Agreements

We were previously committed under a power purchase agreement to purchase all wind-generated electricity through 2029 from a wind project in Indiana (the "Hoosier Wind Project"), which had a maximum output capacity of approximately 100 MW. AES Indiana acquired the Hoosier Wind Project in February 2024, and the existing power purchase agreement was terminated upon closing (see "IRP Filings and Replacement Generation - Hoosier Wind Project" below for further information). We are currently committed under another agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota, which has a maximum output capacity of approximately 200 MW. In addition, we have 94.5 MW of solar-generated electricity in our service territory under long-term contracts (these long-term contracts have expiration dates ranging from 2026 to 2033), of which 94.0 MW was in operation as of December 31, 2024. We have authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC. If and when AES Indiana sells the renewable energy attributes (in the form of renewable energy credits) generated from these facilities, the proceeds would pass back to benefit AES Indiana’s retail customers through the FAC.

TDSIC

In 2013, Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, was signed into law. The TDSIC statute was revised in 2019. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a plan of at least five years and not more than seven for eligible investments. The first eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, depreciation, and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next base rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenue.

On March 4, 2020, the IURC issued an order approving the projects in a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on and of investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered by six months as ordered by the IURC and are filed each December. In addition, there is a nine-month rate freeze after new basic rates are implemented. Because of this, there was no TDSIC rate adjustment filed in 2024 due to the 2024 Base Rate Order. However, a compliance filing was made after the 2024 Base Rate Order to update the TDSIC rates for projects that rolled into base rates. The total amount of AES Indiana’s equipment net of depreciation, including carrying costs, approved for TDSIC recovery as of December 31, 2024 was $138.4 million. There are also $340.7 million of TDSIC capital costs that were rolled into base rates per the 2024 base rate Order, which are no longer in the TDSIC rider. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending October 2025 is a net cost to customers of $17.7 million. These amounts are significantly lower than prior TDSIC periods as a result of having a majority of the TDSIC projects rolled into AES Indiana's basic rates and charges effective May 9, 2024 as a result of the 2024 Base Rate Order.

IRP Filings and Replacement Generation

Electric utilities in Indiana are required to submit Integrated Resource Plans (IRPs) every three years. The IRPs are subject to a rigorous stakeholder process. IRPs describe how the utility plans to deliver safe, reliable, and efficient electricity at just and reasonable rates.

2025 IRP

In January 2025, AES Indiana initiated its 2025 IRP process with external stakeholders. The first of five public advisory meetings took place on January 29, 2025 and will continue through most of 2025, with AES Indiana anticipating it will submit its final 2025 IRP, shaped by stakeholder feedback, to the IURC in November 2025.

2022 IRP

In December 2022, AES Indiana filed its 2022 IRP with the IURC, which describes AES Indiana’s Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana’s retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana’s reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas (see "Petersburg Repowering" below for further information). Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027.

2019 IRP

In December 2019, AES Indiana filed its 2019 IRP, which included the retirement of approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2. AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023. On August 6, 2021, AES Indiana filed an uncontested Stipulation and Settlement Agreement with the other parties in the case which includes: (1) AES Indiana's creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) a method for amortization of the regulatory assets; and (3) recovery of the regulatory assets through ongoing amortization in AES Indiana’s future rate cases. The Settlement Agreement also reserves all rights of all the parties with respect to the ratemaking treatment related to the regulatory assets, including the proper rate of return and mechanisms for recovery. On November 17, 2021, the IURC approved the Settlement Agreement without modification.

As a result of the plans to retire Petersburg Units 1 and 2, AES Indiana recorded $0.7 million and $2.1 million of obsolescence losses during the periods ended December 31, 2023 and 2022, respectively, for materials and supplies inventory AES Indiana did not believe will be utilized by the planned retirement dates, which is recorded in "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations.

AES Indiana had $129.4 million and $259.9 million of Petersburg Units 1 and 2 retirement costs, net of accumulated amortization, recorded as long-term regulatory assets as of December 31, 2024 and 2023, respectively.

Petersburg Repowering

On March 11, 2024, AES Indiana filed for approval of a CPCN with the IURC to convert Petersburg Units 3 and 4 from coal to natural gas (the "Petersburg Repowering Project") and to recover costs through future rates. On November 6, 2024, the IURC issued an order approving the CPCN which includes: (1) approval of the Petersburg Repowering Project and (2) approval of the accounting and ratemaking requests associated with the Petersburg Repowering Project including AES Indiana's creation of regulatory assets for the remaining net book value of the Petersburg Units 3 and 4 retired assets, and certain materials and supplies inventories that will no longer be used, and recovery of certain other costs.

The Company has engaged a vendor through an EPC Agreement for the turn-key engineering, procurement, and construction services of the project. This agreement has been approved by the IURC and preconstruction stage work is ongoing. The on-site construction work for the conversion of Unit 3 is expected to begin in February 2026 and be completed by June 2026, and for Unit 4 is expected to begin in June 2026 and be completed by December 2026.

As a result of the resolutions from this order, AES Indiana has $101.0 million of projected Petersburg Units 3 and 4 retirement costs (including MATS equipment which was approved for recovery in Cause No. 44242 – CPCN to construct, install and use clean coal technology), and $20.4 million of materials and supplies inventories that will no longer be used, upon retirement, recorded as long-term regulatory assets as of December 31, 2024.

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

On June 16, 2021, AES Indiana received an order from the IURC approving a petition and case-in-chief seeking a CPCN for this solar project, including a joint venture structure between an AES Indiana subsidiary and one or more tax equity partners upon completion and approval for recovery of project development costs and carrying costs on AES Indiana's investment in the project. The transaction closed in December 2021 and was accounted for as an asset acquisition of a VIE that did not meet the definition of a business; therefore, the individual assets and liabilities were recorded at their fair values. Total net assets of $51.6 million were recorded associated with the transaction, primarily consisting of a development project intangible asset (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets"). Total consideration included a future payment contingent on certain future costs incurred by the project and a $3.2 million contingent liability was recorded. During 2022, this liability was remeasured due to updated cost estimates and was reduced to $0.0 million.

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

Petersburg Energy Center Project

In July 2021, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the acquisition and construction of a 250 MW solar and 45 MW (180 MWh) energy storage facility to be developed in Pike County, Indiana. In October 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2025, and adjusting for increased project costs. On December 22, 2022, AES Indiana filed a petition with the IURC for approval of these revisions, which was approved in May 2023. On August 31, 2023, AES Indiana closed on the agreement for the acquisition and construction of the Petersburg Energy Center Project. This transaction was accounted for as an asset acquisition of a VIE that did not meet the definition of a business; therefore, the individual assets were recorded at their fair values. Total net assets of $48.7 million were recorded in the accompanying Consolidated Balance Sheets associated with the transaction, primarily consisting of project development intangible assets (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets" for further information).

Pike County BESS Project

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS Project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. On July 19, 2023, AES Indiana filed a petition and case-in-chief with the IURC seeking approval for a Clean Energy Project and associated timely cost recovery under Indiana Code for this project. A hearing for this case was held in October 2023, and IURC approval was received on January 17, 2024. The Pike County BESS Project is expected to be placed in service during the first quarter of 2025.

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

Incentives for Clean Energy Projects

Indiana Code 8-1-8 (the "clean energy statute") offers certain incentives for clean energy projects. Primarily, it allows for the timely recovery of costs and expenses incurred during construction and operation of eligible projects outside of a base rate proceeding. Clean energy projects eligible for incentives under this statute include renewable energy resources such as wind, photovoltaic cells and panels, solar energy, and energy storage systems or technologies, among others. AES Indiana filed for and received IURC approval of the Hoosier Wind Project, Pike County BESS Project, Petersburg Energy Center Project, Hardy Hills Solar Project and Petersburg Repowering Project under this statute. AES Indiana continues to evaluate projects which may also be filed under this statute.

IURC COVID-19 Orders

Due to the COVID-19 pandemic, there was a disconnection moratorium in 2020 for IURC-jurisdictional utilities, as well as suspension of certain utility fees (late fees, convenience fees, deposits, and disconnection/reconnection fees) from residential customers. The IURC authorized Indiana utilities to use regulatory accounting for any impacts associated with the moratorium and suspension. The IURC also authorized regulatory accounting treatment for COVID-19 related uncollectible and incremental bad debt expense. As a result of the IURC's COVID-19 related orders issued in 2020, AES Indiana has recorded a regulatory asset of $4.6 million and $5.4 million as of December 31, 2024 and 2023, respectively, which is currently being recovered through base rates under the 2024 Base Rate Order.

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

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent deferred costs or credits that have been included as allowable costs or credits for ratemaking purposes. AES Indiana has recorded regulatory assets or liabilities relating to certain costs or credits as authorized by the IURC or established regulatory practices in accordance with ASC 980. AES Indiana is amortizing non tax-related regulatory assets to expense over periods ranging from 1 to 35 years.

The following table presents AES Indiana's regulatory assets and liabilities:

			December 31,
	Type of Recovery	Recovery Period	2024	2023
			(In Thousands)
Regulatory assets, current:
Undercollections of rate riders	B	2025	$115,911	$75,416
Unamortized reacquisition premium on debt	B	2025	—	188
Costs being recovered through basic rates and charges	A/B	2025	18,417	13,815
Total regulatory assets, current			134,328	89,419
Regulatory assets, non-current:
Unrecognized pension and other
postretirement benefit plan costs	A/B	Ongoing	124,176	115,847
Deferred MISO costs	B	2026	7,699	21,091
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	A	2026	1,757	2,812
Unamortized reacquisition premium on debt	B	Ongoing	12,832	13,379
Environmental costs	A/B	2044	65,186	66,837
COVID-19 costs	B	2028	3,194	5,426
Major storm damage	B	Undetermined	8,883	1,493
TDSIC costs	A	2060	52,469	35,979
Petersburg Unit 1 and 2 retirement costs	A	2033	129,375	259,892
Petersburg Unit 3 and 4 retirement costs	A	Various	100,982	—
Petersburg Unit 3 and 4 materials and supplies	B	Undetermined	20,369	—
Hardy Hills Solar costs	A/B	2059	15,255	6,774
Petersburg Energy Center costs	A/B	Undetermined	6,361	2,469
Pike County BESS costs	A/B	2045	5,991	2,623
Hoosier Wind	A	2039	53,394	—
ACE Costs	A/B	2028	7,607	—
Fuel costs	B	Not applicable	—	4,275
Other miscellaneous	B	Various	3,499	2,887
Total regulatory assets, non-current			619,029	541,784
Total regulatory assets			$753,357	$631,203

Regulatory liabilities, current:
Overcollections and other credits being passed
to customers through rate riders	B	2025	$8,959	$19,649
FTRs	B	2025	2,956	3,722
Total regulatory liabilities, current			11,915	23,371
Regulatory liabilities, non-current:
ARO and accrued asset removal costs	B	Not applicable	344,506	451,886
Deferred income taxes payable to customers through rates	B	Ongoing	58,378	74,796
Hardy Hills sponsor investment tax credit	B	Undetermined	991	542
Environmental Compliance Rider	B	Undetermined	146	—
Total regulatory liabilities, non-current			404,021	527,224
Total regulatory liabilities			$415,936	$550,595

A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current Regulatory Assets and Liabilities

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. As current assets, this includes undercollection of adjustment mechanisms for: (i) DSM, (ii) ECCRA costs, (iii) Off System Sales Margin Sharing, (iv) Capacity rider costs, (v) overcollection of MISO rider costs, and (vi) TDSIC. It also includes the current portion of deferred MISO costs and environmental costs collected through base rates which are described in greater detail below. With the exception of environmental costs, these costs do not earn a return on investment. As current liabilities, this includes, (i) Green Power, (ii) deferred fuel costs, and (iii) FTRs.

Deferred Fuel

Deferred fuel costs are a component of current regulatory assets or liabilities (which is a result of AES Indiana charging either more or less for fuel than our actual costs to our jurisdictional customers) and are expected to be recovered through future FAC proceedings. AES Indiana records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and power purchased costs in AES Indiana’s FAC and actual fuel and power purchased costs. AES Indiana is generally permitted to recover underestimated fuel and power purchased costs in future rates through the FAC proceedings and therefore the costs are deferred when incurred and amortized into fuel expense in the same period that AES Indiana’s rates are adjusted to reflect these costs.

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

Environmental Costs

These consist of various costs incurred to comply with environmental regulations. These costs were approved for recovery either through AES Indiana's ECCRA proceedings or in the 2024 Base Rate Order. Amortization periods vary, ranging from 1 to 19 years.

COVID-19 Costs

These consist of deferred fees (foregone late fees, reconnection fees and disconnection fees), as well as deferred convenience payments and incremental bad debt expense as the result of COVID-19. See "IURC COVID-19 Orders" above for additional discussion.

TDSIC Costs

These consist of various costs incurred for AES Indiana's approved TDSIC Plan. These costs were approved for recovery through AES Indiana's TDSIC proceedings and amortization periods range from 1 to 35 years. See "TDSIC" above for additional discussion.

Petersburg Unit 1 and 2 Retirement Costs

These consist of the remaining unamortized net book value of Petersburg Unit 1 and 2. In accordance with ASC 980, it was determined that the Petersburg Unit 1 retirement became probable in the fourth quarter of 2020, and the Petersburg Unit 2 retirement became probable in the fourth quarter of 2021. As the entire carrying value of these assets will be recoverable through future rates, no loss on abandonment was recorded and the assets were reclassified from net property, plant and equipment to a long-term regulatory asset. See "IRP Filings and Replacement Generation" above for additional discussion.

Petersburg Unit 3 and 4 Retirement Costs and Materials and Supplies

On November 6, 2024, the IURC issued an order approving the CPCN to convert Petersburg Units 3 and 4 from coal to natural gas. As a result of this order and in accordance with ASC 980, it was determined that the conversion of Petersburg Units 3 and 4 from coal to natural gas became probable, and the projected remaining net book value of the Petersburg Units 3 and 4 retired assets of $101.0 million and materials and supplies inventories that will no longer be used of $20.4 million were reclassified from net property, plant and equipment and inventories, respectively, to long-term regulatory assets. See "IRP Filings and Replacement Generation" above for additional discussion.

Hardy Hills Solar Project Development Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Hardy Hills Solar Project as well as carrying costs on AES Indiana's investment in the project. The investment costs were approved for recovery via the ECCRA rider through AES Indiana’s Hardy Hills Solar Project regulatory proceedings with an amortization period of 35 years. Amortization of the project development costs began in March 2024 along with ECR-37 rates.

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

Pike County BESS Project Development Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Pike County BESS Project as well as carrying costs on AES Indiana's investment in the project. The investment costs were approved for recovery via the ECCRA rider through AES Indiana’s Pike County BESS Project regulatory proceedings with an amortization period of 20 years. Amortization of the project development costs will begin in March 2025 along with ECR-38 rates.

Hoosier Wind

As discussed above in "IRP Filings and Replacement Generation", AES Indiana acquired the Hoosier Wind Project on February 29, 2025. The transaction was accounted for as an asset acquisition and a portion of the consideration transferred was allocated to the termination of the pre-existing power purchase agreement between AES Indiana and the Hoosier Wind Project, which was deferred as a long-term regulatory asset. This regulatory asset also includes deferred operation and maintenance and carrying costs on AES Indiana's investment in accordance with the approved CPCN.

ACE Costs

These consist of one-time implementation costs and Software as a Service costs related to the ACE Project. The IURC authorized recovery of one-time implementation costs over 4 years and Software as a Service costs over 10 years in the 2024 Base Rate Order.

FTRs

In connection with AES Indiana’s participation in MISO, in the second quarter of each year AES Indiana is granted financial instruments that can be converted into cash or FTRs based on AES Indiana’s forecasted peak load for the period. See Note 5, "Fair Value - Fair Value Hierarchy and Valuation Techniques - Financial Assets - FTRs" for additional information.

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

On December 22, 2017, the U.S. federal government enacted the TCJA, which, among other things, reduced the federal corporate income tax rate from 35% to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, AES Indiana and IPALCO remeasured their deferred income tax assets and liabilities using the new tax rate. The impact of the reduction of the income tax rate on deferred income taxes was utilized in the 2018 Base Rate Order to reduce jurisdictional retail rates. Accordingly, we have a net regulatory deferred income tax liability of $58.3 million and $74.8 million as of December 31, 2024 and 2023, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

The original cost of property, plant and equipment segregated by functional classifications follows:

	As of December 31,
	2024	2023
	(In Thousands)
Production	$4,303,827	$3,942,052
Transmission	516,178	487,527
Distribution	2,562,827	2,304,526
General plant	251,715	348,338
Total property, plant and equipment	7,634,547	7,082,443
Less: Accumulated depreciation	3,071,167	2,954,555
	4,563,380	4,127,888
Construction work in progress	897,863	359,014
Property, plant and equipment, net	$5,461,243	$4,486,902

Substantially all of AES Indiana’s property is subject to a $2,763.8 million direct first mortgage lien, as of December 31, 2024, securing AES Indiana’s first mortgage bonds.

4. ARO

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

AES Indiana’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liabilities for the periods indicated:

	2024	2023
	(In Thousands)
Balance as of January 1	$249,930	$218,729
Liabilities incurred	9,060	17,080
Liabilities settled	(14,539)	(11,902)
Revisions to cash flow and timing estimates	117,743	12,921
Accretion expense	16,266	13,102
Balance as of December 31	$378,460	$249,930
Less: ARO liabilities, current	32,161	—
ARO liabilities, non-current	$346,299	$249,930

ARO liabilities incurred in 2024 primarily relate to decommissioning costs for AES Indiana’s renewable projects, including liabilities incurred through acquisition of Hoosier Wind Project, LLC. AES Indiana recorded revisions to its ARO liabilities in 2024 primarily to reflect revisions to cash flow estimates due to increases in closure costs and groundwater treatment measures for ash ponds and landfills. As of December 31, 2024 and 2023, AES Indiana did not have any assets that are legally restricted for settling its ARO liabilities.

5. FAIR VALUE

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

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Consolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur and are recorded in "Other (expense) / income, net" on the accompanying Consolidated Statements of Operations. These changes to fair value were not material for the years ended December 31, 2024, 2023, or 2022.

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

Forward Power Contracts

As of December 31, 2024 and 2023, all outstanding forward power contracts had settled and there was no notional amount outstanding. All changes in the market value of the forward power contracts were recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 6, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

Interest Rate Hedges

In March 2024, IPALCO's interest rate hedges with a combined notional amount of $400.0 million were terminated in conjunction with the issuance of the 2034 IPALCO Notes. All changes in the market value of the interest rate hedges are recorded in AOCI. See also Note 6, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Recurring Fair Value Measurements

The fair value of assets at December 31, 2024 and 2023 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of December 31, 2024				Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$86	$—	$—	$86	$127	$—	$—	$127
Mutual funds	3,947	—	—	3,947	3,425	—	—	3,425
Total VEBA investments	4,033	—	—	4,033	3,552	—	—	3,552
FTRs	—	—	1,526	1,526	—	—	1,388	1,388
Interest rate hedges	—	—	—	—	—	14,294	—	14,294
Total financial assets measured at fair value	$4,033	$—	$1,526	$5,559	$3,552	$14,294	$1,388	$19,234

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Reconciliation of Financial Instruments Classified as Level 3
(In Thousands)
Balance at January 1, 2023	$7,545
Issuances	3,624
Settlements	(9,781)
Balance at December 31, 2023	1,388
Issuances	3,811
Settlements	(3,673)
Balance at December 31, 2024	$1,526

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2024		December 31, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,638,800	$3,404,473	$3,033,800	$2,860,467
Variable-rate	500,000	500,000	455,000	455,000
Total indebtedness	$4,138,800	$3,904,473	$3,488,800	$3,315,467

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $34.7 million and $24.8 million at December 31, 2024 and 2023, respectively; and
•unamortized discounts of $9.4 million and $6.8 million at December 31, 2024 and 2023, respectively.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use derivatives principally to manage the interest rate risk associated with refinancing our long-term debt and the risk of price changes for power purchased. The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. We monitor and value derivative positions monthly as part of our risk management processes. We use published sources for pricing, when possible, to mark positions to market. All of our derivative instruments are used for risk management purposes and are designated as cash flow hedges if they qualify under ASC 815 for accounting purposes.

At December 31, 2024, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	4,410	—	4,410
(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The fair values of cash flow hedges are determined by current public market prices. The change in the fair value of a hedging instrument is recorded in AOCI and amounts deferred are reclassified to earnings in the same income statement line as the hedged item in the period in which it settles.

IPALCO’s three forward-starting interest rate swaps with a combined notional value of $400.0 million were terminated for total cash proceeds of $23.1 million in conjunction with the issuance of the 2034 IPALCO Notes in March 2024. AOCI of $95.4 million associated with the interest rate swaps through the date of the termination is currently being amortized out into interest expense over the 10-year life of the 2034 IPALCO Notes. IPALCO previously de-designated three forward-starting interest rate swaps used to hedge the interest risk associated with refinancing the IPALCO 2020 maturities. AOCL of $72.3 million was frozen at the date of de-designation, which is currently being amortized into interest expense over the remaining life of the 2030 IPALCO Notes.

The following tables provide information on gains or losses recognized in AOCI / (AOCL) for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Years Ended December 31,
$ in thousands (net of tax)	2024	2023	2022
Beginning accumulated derivative gain / (loss) in AOCI / (AOCL)	$29,294	$22,269	$(29,407)

Net gains associated with current period hedging transactions	6,626	1,594	46,245
Net (gains) / losses reclassified to interest expense	(542)	5,431	5,431
Ending accumulated derivative gain / (loss) in AOCI / (AOCL)	$35,378	$29,294	$22,269

Net gain expected to be reclassified to earnings in the next twelve months	$1,737

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

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2024 and 2023, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments (in thousands):

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2024	2023
FTRs	Not a Cash Flow Hedge	Derivative assets, current	$1,526	$1,388
Interest rate hedges	Cash Flow Hedge	Derivative assets, current	$—	$14,294

7. DEBT

The following table presents our long-term debt:

		December 31,
Series	Due	2024	2023
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$—	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	—
Unamortized discount – net		(8,093)	(6,449)
Deferred financing costs		(25,469)	(19,058)
Total AES Indiana first mortgage bonds		2,730,238	2,128,293
Total long-term debt – AES Indiana		2,730,238	2,128,293
Long-term debt – IPALCO:
3.70% Senior Secured Notes	September 2024	—	405,000
4.25% Senior Secured Notes	May 2030	475,000	475,000
5.75% Senior Secured Notes	April 2034	400,000	—
Unamortized discount – net		(1,331)	(319)
Deferred financing costs		(8,279)	(4,554)
Total long-term debt – IPALCO		865,390	875,127
Total consolidated IPALCO long-term debt		3,595,628	3,003,420
Less: current portion of long-term debt		39,910	445,000
Net consolidated IPALCO long-term debt(3)		$3,555,718	$2,558,420

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
(3)Excludes $0.2 million and $0.0 million (current) and $86.9 million and $17.8 million (non-current) finance lease liabilities included in the respective short and long-term debt line items on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. See Note 15, "Leases" for further information.

Line of Credit

AES Indiana entered into a second amendment and restatement of its $350 million revolving Credit Agreement on December 22, 2022 with a syndication of bank lenders. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on December 22, 2027, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to December 22, 2026, subject to approval by the lenders. The Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of December 31, 2024 and 2023, AES Indiana had $100.0 million and $155.0 million in outstanding borrowings on the committed Credit Agreement, respectively.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2024 are as follows:

Year	Amount
(In Thousands)
2025	$40,000
2026	90,000
2027	—
2028	—
2029	55,000
Thereafter	3,453,800
3,638,800
Unamortized discounts	(9,424)
Deferred financing costs, net	(33,748)
Total long-term debt	$3,595,628

Significant Transactions

AES Indiana Term Loans

In August 2024, AES Indiana entered into an unsecured $400 million 364-day term loan agreement ("$400 million Term Loan Agreement"), which can be drawn in two tranches. AES Indiana drew $300 million at closing and drew the remaining $100 million in October 2024, with the proceeds being used for general corporate purposes. This agreement matures on August 13, 2025, and bears interest at variable rates as described in the $400 million Term Loan Agreement. The $400 million Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Indiana's Credit Agreement. AES Indiana has classified the $400 million Term Loan Agreement as short-term indebtedness as it matures August 2025. Management plans to repay the $400 million Term Loan Agreement through a combination of funds from debt financings and parent equity capital contributions.

In March 2024, AES Indiana issued $650 million aggregate principal amount of first mortgage bonds, 5.70% Series, due April 2054, pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from this offering of approximately $640.5 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering, were used to repay the $300 million Term Loan Agreement (described below), outstanding borrowings on the Credit Agreement and for general corporate purposes.

In November 2023, AES Indiana entered into an unsecured $300 million 364-day term loan agreement ("$300 million Term Loan Agreement"). The $300 million Term Loan Agreement was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement was set to mature on November 19, 2024, but was fully repaid in March 2024.

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

Other

In February 2024, AES Indiana received a $92.0 million short-term loan from AES. This loan was fully repaid in March 2024.

Restrictions on Issuance of Debt

All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 29, 2026. In February 2024, AES Indiana received an order from the IURC granting AES Indiana authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $350 million remains available under the order as of December 31, 2024. This order also grants AES Indiana authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $0.0 million remains available under the order as of December 31, 2024. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2024. AES Indiana also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, AES Indiana is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

The mortgage and deed of trust of AES Indiana, together with the supplemental indentures thereto, secure the first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage, substantially all property owned by AES Indiana is subject to a first mortgage lien securing indebtedness of $2,763.8 million as of December 31, 2024. The AES Indiana first mortgage bonds require net income as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. AES Indiana was in compliance with such requirements as of December 31, 2024.

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

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if IPALCO and its subsidiaries each filed separate income tax returns. IPALCO is no longer subject to U.S. or state income tax examinations for tax years through 2020, but is open for all subsequent periods. IPALCO made tax sharing payments to AES of $0.0 million, $0.0 million and $31.0 million in 2024, 2023 and 2022, respectively.

Income Tax Provision

Federal and state income taxes charged to income are as follows:

	2024	2023	2022
	(In Thousands)
Components of income tax expense:
Current income taxes:
Federal	$22,125	$(14,222)	$22,539
State	5,404	(3,716)	6,026
Total current income taxes	27,529	(17,938)	28,565
Deferred income taxes:
Federal	5,515	24,885	(6,920)
State	(4,680)	7,768	214
Total deferred income taxes	835	32,653	(6,706)
Total income tax expense	$28,364	$14,715	$21,859

Effective and Statutory Rate Reconciliation

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	3.9%	3.9%	3.9%
Depreciation flow through and amortization	(9.7)%	(12.9)%	(7.8)%
AFUDC - equity	0.5%	(0.3)%	0.9%
Noncontrolling interests in subsidiaries	5.2%	9.0%	—%
Other – net	0.3%	(0.2)%	0.4%
Effective tax rate	21.2%	20.5%	18.4%

Deferred Income Taxes

The significant items comprising IPALCO’s net accumulated deferred tax liability recognized on the Consolidated Balance Sheets as of December 31, 2024 and 2023 are as follows:

	2024	2023
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$438,018	$409,675
Regulatory assets recoverable through future rates	112,389	108,823
Right of use asset	17,670	—
Other	19,005	17,694
Total deferred tax liabilities	587,082	536,192
Deferred tax assets:
Investment tax credit	4	5
Regulatory liabilities including ARO	170,236	168,619
Employee benefit plans	265	—
Investments in tax partnerships	6,670	2,501
Lease liability	18,169	—
Other	10,980	3,579
Total deferred tax assets	206,324	174,704
Deferred income tax liability – net	$380,758	$361,488

Uncertain Tax Positions

Tax years subsequent to 2020 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe unrecognized tax benefits of $0 at December 31, 2024, 2023 and 2022, respectively, is the appropriate accrual for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.

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

9. BENEFIT PLANS

Defined Contribution Plans

All of AES Indiana’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 77% of AES Indiana’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds of base compensation. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the company match. Employer contributions to the Thrift Plan were $3.9 million, $3.7 million and $3.6 million for 2024, 2023 and 2022, respectively.

The RSP

Approximately 23% of AES Indiana’s active employees are covered by the RSP, a qualified defined contribution plan containing both match and nondiscretionary components. All non-union new hires are covered under the RSP. Participants elect to make contributions to the RSP based on a percentage of their eligible compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s eligible compensation. Starting in 2018, the RSP also includes a 4% nondiscretionary contribution based as a percentage of each participant's eligible compensation. Employer contributions (by AES Indiana) relating to the RSP were $2.7 million, $2.5 million and $2.1 million for 2024, 2023 and 2022, respectively.

Defined Benefit Plans

Approximately 64% of AES Indiana’s active employees are covered by the qualified Defined Benefit Pension Plan; while approximately 13% of active employees are IBEW clerical-technical unit employees who are only eligible for the Thrift Plan. The remaining 23% of active employees are covered by the RSP. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan, in addition to the company match. The Defined Benefit Pension Plan is noncontributory and is funded by AES Indiana through a trust. Benefits for non-union participants in the Defined Benefit Pension Plan are based on salary, years of service and accrued benefits at April 1, 2015. Benefits for eligible union participants are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2024 was 19. The plan is closed to new participants.

AES Indiana also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 120 active employees and 27 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2024. The plan is unfunded. These postretirement health care benefits and the related unfunded obligation of $3.0 million and $3.0 million at December 31, 2024 and 2023, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2024	2023
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$549,546	$577,530
Service cost	5,011	5,189
Interest cost	26,958	29,818
Actuarial (gain) / loss	(18,044)	9,681
Amendments (primarily increases in pension bands)	7,948	653
Benefits paid	(37,166)	(73,325)
Projected benefit obligation at December 31	534,253	549,546
Change in plan assets:
Fair value of plan assets at January 1	590,819	611,125
Actual return on plan assets	5,526	52,905
Employer contributions	15	114
Benefits paid	(37,166)	(73,325)
Fair value of plan assets at December 31	559,194	590,819
Funded status	$24,941	$41,273
Amounts recognized in the statement of financial position:
Non-current assets	$24,941	$41,273
Net amount recognized at end of year	$24,941	$41,273
Sources of change in regulatory assets(1):
Prior service cost arising during period	$7,948	$653
Net loss / (gain) arising during period	6,204	(10,117)
Amortization of prior service cost	(1,900)	(2,172)
Amortization of loss	(4,828)	(6,145)
Total recognized in regulatory assets	$7,424	$(17,781)
Amounts included in regulatory assets:
Net loss	$116,674	$115,297
Prior service cost	16,183	10,136
Total amounts included in regulatory assets	$132,857	$125,433

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

Significant Loss / (Gain) Related to Changes in the Benefit Obligation for the Period

As shown in the table above, an actuarial gain of $18.0 million and an actuarial loss of $9.7 million for the year ended December 31, 2024 and December 31, 2023, respectively, were recognized in the benefit obligation, primarily due to changes in the discount rate.

Pension Benefits and Expense

Reported expenses relevant to the Defined Benefit Pension Plan are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience, including the performance of plan assets and actual benefits paid out in future years. Pension costs associated with the Defined Benefit Pension Plan are impacted by the level of contributions made to the plan, income on plan assets, the adoption of new mortality tables, and employee demographics, including age, job responsibilities, salary and employment periods. Changes made to the provisions of the Defined Benefit Pension Plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the corporate bond discount rates, as well as the adoption of a new mortality table used in determining the projected benefit obligation and pension costs.

The 2024 net actuarial loss of $6.2 million recognized in regulatory assets is comprised of two parts: (1) a $18.0 million pension liability actuarial gain primarily due to an increase in the discount rate used to value pension liabilities; and (2) a $24.2 million pension asset actuarial loss primarily due to lower than expected return on assets. The unrecognized net loss of $116.7 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates and the adoption of new mortality tables which have historically increased the expected benefit obligation due to the longer expected lives of plan participants. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 12.11 years based on estimated demographic data as of December 31, 2024. The projected benefit obligation of $534.3 million less the fair value of assets of $559.2 million results in an overfunded status of $24.9 million at December 31, 2024.

	Pension benefits for years ended December 31,
	2024	2023	2022
	(In Thousands)
Components of net periodic benefit cost / (credit):
Service cost	$5,011	$5,189	$8,949
Interest cost	26,958	29,818	18,099
Expected return on plan assets	(29,774)	(33,107)	(35,656)
Amortization of prior service cost	1,900	2,172	2,589
Amortization of actuarial loss	4,828	6,145	2,424
Amortization of settlement loss	—	—	199
Net periodic benefit cost / (credit)	8,923	10,217	(3,396)
Less: amounts capitalized	1,780	1,689	(316)
Amount charged to expense	$7,143	$8,528	$(3,080)
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	5.15%	5.41%	2.83%
Discount rate – supplemental retirement plan	5.66%	5.32%	2.62%
Expected return on defined benefit pension plan assets	5.20%	5.60%	4.45%
Expected return on supplemental retirement plan assets	6.35%	6.45%	5.50%

Pension expense / (income) for the following year is determined as of the December 31 measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets, a mortality table assumption that reflects the life expectancy of plan participants, and a discount rate used to determine the projected benefit obligation. For 2024, pension expense / (income) was determined using an assumed long-term rate of return on plan assets of 5.20% for the Defined Benefit Pension Plan and 6.35% for the Supplemental Retirement Plan. As of the December 31, 2024 measurement date, AES Indiana increased the discount rate from 5.15% to 5.66% for the Defined Benefit Pension Plan and decreased the discount rate from 5.66% to 5.16% for the Supplemental Retirement Plan. The discount rate assumptions affect the pension expense / (income) determined for 2025. In addition, AES Indiana increased the expected long-term rate of return on plan assets from 5.20% to 5.75% for the Defined Benefit Pension Plan and decreased from 6.35% to 6.15% for the Supplemental Retirement Plan for 2025. The expected long-term rate of return assumptions affect the pension expense / (income) determined for 2025. The effect on 2025 total pension expense / (income) of a 25 basis point increase and decrease in the assumed discount rate is $(0.7) million and $0.7 million, respectively.

In determining the discount rate to use for valuing liabilities, we use the market yield curve on high-quality fixed income investments as of December 31, 2024. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Pension Plan Assets and Fair Value Measurements

Pension plan assets consist of investments in cash and cash equivalents, government debt securities, and mutual funds (equity and debt). Differences between actual portfolio returns and expected returns may result in increased or reduced pension costs in future periods. Pension costs for 2024 are determined as of the plans' measurement date of December 31, 2024. Pension costs are determined for the following year based on the market value of pension plan assets, expected employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

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

The following table summarizes the Company’s target pension plan allocation for 2024:

Asset Category:	Target Allocations
Equity Securities	13.5%
Debt Securities	86.5%

	Fair Value Measurements at
	December 31, 2024
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Common collective trusts:
Equities (a)	$76,939	$2,325	$74,614	14%
Debt securities (b)	364,121	1,135	362,986	65%
Government debt securities (c)	115,228	373	114,855	21%
Total common collective trusts	556,288	3,833	552,455	100%
Cash and cash equivalents (d)	2,906	2,906	—	—%
Total pension plan assets	$559,194	$6,739	$552,455	100%

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

Pension Funding

We contributed $0.0 million, $0.1 million, and $0.4 million to the Pension Plans in 2024, 2023 and 2022, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Indiana’s funded target liability percentage was estimated to be 89%. In general, AES Indiana must contribute the normal service cost earned by active participants during the plan year; however, this amount can be offset by any surplus or credit balance carried by the Pension Plan. The normal cost is expected to be approximately $5.6 million in 2025 (including $0.4 million for plan expenses), which is expected to be fully offset by the surplus amount. Each year thereafter, if the Pension Plans’ underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. AES Indiana does not expect to make an employer contribution for the calendar year 2025. AES Indiana’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2024, 2023 and 2022 were $37.2 million, $73.3 million and $38.6 million, respectively. Benefit payments, which reflect future service, are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2025	$39,526
2026	40,694
2027	41,020
2028	41,660
2029	41,681
2030 through 2034	205,297

10. EQUITY

Cumulative Preferred Stock

AES Indiana previously had five separate series of cumulative preferred stock. On December 30, 2022 (the “Redemption Date”), AES Indiana redeemed all of its issued and outstanding preferred stock for $60.1 million. On the Redemption Date, the Preferred Stock of each series was redeemed with all applicable premiums, plus, in each case an amount equal to all accrued dividends payable with respect to such Preferred Stock to the Redemption Date. Dividends on the Preferred Stock ceased to accrue on the Redemption Date. Upon redemption, the Preferred Stock was no longer outstanding, and all rights of the holders thereof as shareholders of AES Indiana ceased to exist, except for the right to payment of the redemption price. AES Indiana recorded a charge of $0.3 million on the redemption for the difference between the carrying value and redemption value of the preferred shares.

Paid In Capital

During 2024, AES U.S. Investments received equity capital contributions totaling $185.3 million, of which $157.5 million was contributed by AES U.S. Holdings, LLC and $27.8 million was contributed by CDPQ. IPALCO then received equity capital contributions totaling $225.0 million, of which $185.3 million was contributed by AES U.S. Investments and $39.7 million was contributed by CDPQ. IPALCO then made the same investments in AES Indiana. The proceeds from the equity capital contributions are intended primarily for funding needs related to AES Indiana’s capital expenditure program. The equity capital contributions were made on a proportional share basis and, therefore, did not change CDPQ’s or AES’ ownership interests in IPALCO or AES U.S. Investments.

On December 12, 2022, AES U.S. Investments received equity capital contributions totaling $208.3 million, of which $177.0 million was contributed by AES U.S. Holdings, LLC and $31.3 million was contributed by CDPQ. IPALCO then received equity capital contributions totaling $253.0 million, of which $208.3 million was contributed by AES U.S. Investments and $44.7 million was contributed by CDPQ. IPALCO then made the same investments in AES Indiana. The proceeds from the equity contribution are intended primarily for funding needs related to AES Indiana’s TDSIC and replacement generation projects.

These capital contributions were made on a proportional share basis and, therefore, did not change CDPQ’s or AES’ ownership interests in IPALCO or AES U.S. Investments during the three years ended December 31, 2024.

Dividend Restrictions

AES Indiana’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of AES Indiana issued under its mortgage remains outstanding, and subject to certain exceptions, AES Indiana is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to AES Indiana’s articles, no dividends may be paid or accrued, and no other distribution may be made on AES Indiana’s common stock unless dividends on all outstanding shares of AES Indiana preferred stock have been paid or declared and set apart for payment. As of

December 31, 2024, and as of the filing of this report, AES Indiana was in compliance with these restrictions. Additionally, all of AES Indiana's preferred stock was redeemed on December 30, 2022 (see "Cumulative Preferred Stock" above for further details).

AES Indiana is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement and $400 million Term Loan Agreement, which could happen if AES Indiana fails to comply with certain covenants. These covenants, among other things, require AES Indiana to maintain a ratio of total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2024, and as of the filing of this report, AES Indiana was in compliance with all covenants and no event of default existed.

IPALCO’s Third Amended and Restated Articles of Incorporation contain provisions which state that IPALCO may not make a distribution to its shareholders or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no event of default (as defined in the articles) and no such event of default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, IPALCO’s leverage ratio does not exceed 0.67 to 1 and IPALCO’s interest coverage ratio is not less than 2.50 to 1 or, (b)(ii) if such ratios are not within the parameters, IPALCO’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2024, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

During the years ended December 31, 2024, 2023 and 2022, IPALCO declared and paid distributions to its shareholders totaling $156.6 million, $104.3 million and $102.0 million, respectively.

Equity Transactions with Noncontrolling Interests

The Hardy Hills Solar Project and the Pike County BESS Project are financed with a tax equity structure, in which a tax equity investor receives a portion of the economic attributes of the facility, including tax attributes, that vary over the life of the project.

On December 1, 2023, AES Indiana, through a wholly-owned subsidiary, sold a noncontrolling interest in the Hardy Hills Solar Project to a tax equity investor. Through December 31, 2024, the tax equity investor has made total contributions of $126.2 million under the agreement, including $46.9 million contributed in May 2024 upon final completion of the project, and noncontrolling interest was recorded by AES Indiana at the amount of cash contributed.

On December 6, 2024, AES Indiana, through a wholly-owned subsidiary, sold a noncontrolling interest in the Pike County BESS Project to a tax equity investor. Through December 31, 2024, the tax equity investor made contributions of $38.1 million, recorded as Redeemable stock of subsidiaries on the Consolidated Balance Sheets at the amount of cash contributed. The redemption feature of the tax equity partnership agreement is contingent upon the underlying assets being placed in service by a guaranteed date. The Company has concluded it is probable that the project will be placed in service by the guaranteed date; therefore, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.

11. COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2024, these include:

	Payments due in:
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Purchase obligations:
Coal, gas, power purchased and
related transportation	$643.8	$176.8	$201.2	$171.7	$94.1
Other	$227.5	$220.5	$2.8	$4.2	$—

Purchase obligations:

Purchase commitments for coal, gas, power purchased and related transportation:

AES Indiana enters into long-term contracts for the purchase of coal, gas, power purchased and related transportation. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:

At December 31, 2024, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates, as well as obligations under long-term construction contracts. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives (see Note 6, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 8, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 9, "Benefit Plans") and (v) contingencies (see Note 11, "Commitments and Contingencies"). See the indicated notes to the Financial Statements for additional information on the items excluded.

Contingencies

Subsidiary Guarantees

In connection with AES Indiana's renewable projects financed with a tax equity structure, AES Indiana has expressly undertaken limited obligations and commitments on behalf of certain of the Company's subsidiaries, which will only be effective or will be terminated upon the occurrence of future events. As of December 31, 2024, the maximum undiscounted potential exposure to tax equity financing related guarantees was $164.4 million.

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of December 31, 2024 and 2023.

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

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of December 31, 2024 and 2023.

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

12. RELATED PARTY TRANSACTIONS

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. AES Indiana is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by the third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to AES Indiana of coverage under the property insurance program with AES Global Insurance Company was approximately $11.6 million, $11.7 million, and $9.5 million in 2024, 2023 and 2022, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, we had prepaid approximately $7.9 million and $7.5 million, respectively, for coverage under these plans, which is recorded in "Prepayments and other current assets" on the accompanying Consolidated Balance Sheets.
AES Indiana participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $20.1 million, $19.0 million, and $25.2 million in 2024, 2023 and 2022, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. We had no prepaids for coverage under this plan as of December 31, 2024 and 2023, respectively.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $9.4 million and $36.5 million as of December 31, 2024 and 2023, respectively, which is recorded in “Taxes receivable” on the accompanying Consolidated Balance Sheets. See Note 8, "Income Taxes" for more information.

Long-term Compensation Plan

During 2024, 2023 and 2022, many of AES Indiana’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2024, 2023 and 2022 was $0.5 million, $0.3 million and $0.2 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 9, “Benefit Plans” for a description of benefits awarded to AES Indiana employees by AES under the RSP.

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

The following table provides a summary of our related party transactions:

	Years Ended December 31,
	2024	2023	2022
	(In Millions)
Transactions included in Operation and Maintenance on the Consolidated Statements of Operations:
Charges from the Service Company	$85.4	$73.8	$60.3
Charges to the Service Company	$15.4	$11.9	$10.0
Services provided by other related parties	$6.7	$7.4	$5.7

Transactions primarily included in Property, plant and equipment, net and Intangible assets, net on the Consolidated Balance Sheets:
Charges from the Service Company	$15.9	$47.1	$22.7

Balances with related parties (included in Prepayments and other current assets and Accounts Payable on the Consolidated Balance Sheets):	At December 31, 2024	At December 31, 2023
Prepayments and other current assets	$13.3	$—
Accounts payable	$—	$25.6

Other

In the second quarter of 2023, AES Indiana engaged a vendor that is a related party through a competitive RFP process as part of its replacement capacity resource construction projects. AES Indiana had payments of $72.9 million and $223.3 million to this vendor during 2024 and 2023, respectively, which is recorded primarily in "Property, plant and equipment, net" on the accompanying Consolidated Balance Sheets.

13. BUSINESS SEGMENTS

IPALCO manages its business through one reportable operating segment, the Utility segment, led by our Chief Executive Officer and Chief Financial Officer, who, collectively, are the Chief Operating Decision Maker. The primary segment performance measures are income / (loss) before income tax and net income / (loss) as management has concluded that these measures best reflect the underlying business performance of IPALCO and are the most relevant measures considered in IPALCO's internal evaluation of the financial performance of its segment. The Chief Operating Decision Maker uses income / (loss) before income tax and net income / (loss) in the annual budget and forecasting process, including making decisions on reinvesting profits to support Utility segment growth. On a monthly basis, the Chief Operating Decision Maker reviews variances in budget versus actual results and monitors changes in forecasted results to assess the underlying operating performance and analyze risks and opportunities for the Utility segment.

The Utility segment is comprised of AES Indiana, a vertically integrated electric utility, with all other nonutility business activities aggregated separately. See Note 1, "Overview and Summary of Significant Accounting Policies" for further information on AES Indiana. The “Other” nonutility category primarily includes the 2024 IPALCO Notes, 2030 IPALCO Notes, 2034 IPALCO Notes and related interest expense, balances associated with IPALCO's interest rate hedges, cash and other immaterial balances. See "Note 6 "Derivative Instruments and Hedging Activities" and Note 7 "Debt" for further information on the interest rate swaps related to the 2024 IPALCO Notes. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	2024			2023			2022
	Utility	Other	Total	Utility	Other	Total	Utility	Other	Total
Revenue	$1,643,793	$—	$1,643,793	$1,649,917	$—	$1,649,917	$1,791,711	$—	$1,791,711

Fuel	359,132	—	359,132	494,000	—	494,000	568,676	—	568,676
Power purchased	148,412	—	148,412	159,908	—	159,908	199,860	—	199,860
Operation and maintenance	475,778	716	476,494	477,497	383	477,880	493,454	220	493,674
Depreciation and amortization	329,468	—	329,468	287,863	—	287,863	266,504	—	266,504
Taxes other than income taxes	27,478	—	27,478	24,865	(1)	24,864	33,048	—	33,048
Allowance for equity funds used during construction	(3,991)	—	(3,991)	(9,315)	—	(9,315)	(4,784)	—	(4,784)
Interest expense	129,023	43,127	172,150	99,051	43,875	142,926	87,428	43,804	131,232
Other segment items (a)	3,102	(2,045)	1,057	285	(236)	49	(15,337)	353	(14,984)
Income/(loss) before income tax	175,391	(41,798)	133,593	115,763	(44,021)	71,742	162,862	(44,377)	118,485
Income tax expense / (benefit)	38,763	(10,399)	28,364	25,666	(10,951)	14,715	32,887	(11,028)	21,859
Net income / (loss)	$136,628	$(31,399)	$105,229	$90,097	$(33,070)	$57,027	$129,975	$(33,349)	$96,626

Capital expenditures (b)	$954,995	$—	$954,995	$902,705	$—	$902,705	$496,510	$—	$496,510

	As of December 31, 2024			As of December 31, 2023			As of December 31, 2022
Total assets	$7,123,241	$15,784	$7,139,025	$6,129,581	$51,942	$6,181,523	$5,559,977	$29,237	$5,589,214

(a) Other segment items primarily includes other miscellaneous gains and losses in Other (expense) income, net.
(b) Capital expenditures includes $23,673 thousand, $0 thousand and $0 thousand of payments for financed capital expenditures in 2024, 2023 and 2022, respectively.

14. REVENUE

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

AES Indiana’s revenue from contracts with customers was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Revenue from contracts with customers	$1,616,000	$1,616,462	$1,759,971

The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Retail Revenue
Retail revenue from contracts with customers:
Residential	$688,728	$660,559	$688,487
Small commercial and industrial	250,777	241,800	247,655
Large commercial and industrial	606,565	619,899	625,351
Public lighting	10,366	9,767	9,832
Other (1)	10,638	14,016	17,845
Total retail revenue from contracts with customers	1,567,074	1,546,041	1,589,170
Alternative revenue programs	24,964	30,414	29,171
Wholesale Revenue
Wholesale revenue from contracts with customers	37,519	56,557	148,517
Miscellaneous Revenue
Capacity revenue	305	8,210	11,750
Transmission and other revenue	11,102	5,654	10,534
Total miscellaneous revenue from contracts with customers	11,407	13,864	22,284
Other miscellaneous revenue (2)	2,829	3,041	2,569
Total Revenue	$1,643,793	$1,649,917	$1,791,711

(1) Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2) Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were as follows (in thousands):

	As of December 31,
	2024	2023
Receivables from contracts with customers	$298,984	$218,822

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

15. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	December 31, 2024	December 31, 2023
Assets
Right-of-use assets — finance leases	Other non-current assets	$86,707	$16,357
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	217	—
Finance lease liabilities (non-current)	Long-term debt	86,869	17,769
Total finance lease liabilities		$87,086	$17,769

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term — finance leases	36 years	35 years
Weighted-average discount rate — finance leases	5.67%	5.30%

The following table summarizes the components of lease expense recognized in "Operating Costs and Expenses" on the accompanying Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively (in thousands):

	For the Year Ended December 31,
Components of Lease Cost	2024	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$638	$445	$542
Interest on lease liabilities	1,585	933	782
Total lease cost	$2,223	$1,378	$1,324

Operating cash outflows from finance leases were $3.9 million, $0.6 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of December 31, 2024 for 2025 through 2029 and thereafter (in thousands):

Finance Leases
2025	$4,476
2026	4,565
2027	4,657
2028	4,750
2029	4,845
Thereafter	205,039
Total	228,332
Less: Imputed interest	(141,246)
Present value of lease payments	$87,086

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Total lease revenue	$1,452	$1,537	$1,134

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	December 31, 2024	December 31, 2023
Gross assets	$4,387	$4,341
Less: Accumulated depreciation	(1,426)	(1,222)
Net assets	$2,961	$3,119

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future minimum lease receipts through 2029 and thereafter (in thousands):

Operating Leases
2025	$553
2026	554
2027	554
2028	354
2029	314
Thereafter	577
Total	$2,906

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Indianapolis Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indianapolis Power & Light Company and subsidiaries, d/b/a AES Indiana, (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with U.S. generally accepted accounting principles.

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
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

Regulatory Accounting

Description of the Matter	As described in Note 1 to the consolidated financial statements, the Company applies the provisions of FASB Accounting Standards Codification 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the Indiana Utility Regulatory Commission and the Federal Energy Regulatory Commission.
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
Auditing the Company’s regulatory accounting was complex due to the significant knowledge and experience required to assess the impact of regulatory orders on the consolidated financial statements including understanding the nature of the rate orders issued, or expected to be issued, and to assess the relevance and reliability of audit evidence to support the impacted account balances and disclosures.
How We Addressed the Matter in Our Audit	Our audit procedures related to regulatory assets and liabilities included testing the effectiveness of management’s controls, such as the Company’s evaluation of regulatory orders and other developments that may affect the calculation of recorded amounts, the likelihood of recovering regulatory assets and the sufficiency of regulatory liabilities. Our procedures also included testing management’s calculations of recorded amounts, obtaining, reading, and evaluating relevant regulatory orders issued by the IURC to IPL, and considering regulatory precedents established by the IURC, to evaluate the likelihood of recovering regulatory assets, the sufficiency of regulatory liabilities and the accuracy and completeness of required disclosures related to the impacts of rate regulation and regulatory developments.

Asset Retirement Obligations

Description of the Matter
At December 31, 2024, the Company’s asset retirement obligations (“ARO”) totaled $378.5 million. As described in Note 4 to the consolidated financial statements, the Company’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The Company recorded revisions to its existing ARO liabilities of $117.7 million during 2024 primarily to reflect revisions to cash flow estimates due to increases in closure costs and groundwater treatment measures for ash ponds and landfills.

Auditing the Company’s ARO liabilities revised in 2024 was complex and highly judgmental due to the significant estimation required by management to determine the cost estimates of the legal obligations associated with the Company’s generating plants, transmission system and distribution system. In particular, the estimate was sensitive to the scope and method of decommissioning utilized to determine the related cash flows.

How We Addressed the Matter in Our Audit
To test the Company’s ARO liabilities revised in 2024, our audit procedures included evaluating the appropriateness of the Company’s methodology, interviewing members of the Company’s environmental staff and testing the scope and method of decommissioning. We involved our specialists in our assessment of the scope and method of decommissioning for the Company’s ARO liabilities revised in 2024, including reviewing the Company’s methodology, evaluating the reasonableness of the related cash flows, and assessing completeness of the estimates based upon regulatory requirements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Indianapolis, Indiana
March 5, 2025

AES INDIANA and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2024, 2023 and 2022
	2024	2023	2022
	(In Thousands)
REVENUE	$1,643,793	$1,649,917	$1,791,711

OPERATING COSTS AND EXPENSES:
Fuel	359,132	494,000	568,676
Power purchased	148,412	159,908	199,860
Operation and maintenance	475,778	477,497	493,454
Depreciation and amortization	329,468	287,863	266,504
Taxes other than income taxes	27,478	24,865	33,048
Other, net	(106)	(361)	(3,201)
Total operating costs and expenses	1,340,162	1,443,772	1,558,341

OPERATING INCOME	303,631	206,145	233,370

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	3,991	9,315	4,784
Interest expense	(129,023)	(99,051)	(87,428)
Other (expense) / income, net	(3,208)	(646)	12,136
Total other expense, net	(128,240)	(90,382)	(70,508)

INCOME BEFORE INCOME TAX	175,391	115,763	162,862

Income tax expense	38,763	25,666	32,887
NET INCOME	136,628	90,097	129,975

Dividends on and redemption of preferred stock	—	—	3,509
Net loss attributable to noncontrolling interests	(28,294)	(26,093)	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$164,922	$116,190	$126,466

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and 2023
	2024	2023
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,259	$25,767
Accounts receivable, net of allowance for credit losses of $29,798 and $2,283, respectively	313,124	233,970
Inventories	99,935	143,590
Regulatory assets, current	134,328	89,419
Taxes receivable	—	5,140
Prepayments and other current assets	26,074	27,741
Total current assets	597,720	525,627
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $3,071,167 and $2,954,555, respectively	5,461,243	4,486,902
Intangible assets, net	232,210	235,656
Regulatory assets, non-current	619,029	541,784
Pension plan assets	24,941	41,172
Other non-current assets	188,098	298,439
Total non-current assets	6,525,521	5,603,953
TOTAL ASSETS	$7,123,241	$6,129,580
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 7 and 15)	$539,841	$494,685
Accounts payable	271,118	292,835
Accrued taxes	26,556	22,580
Accrued interest	34,239	25,245
Customer deposits	11,892	29,308
Regulatory liabilities, current	11,915	23,371
Asset retirement obligations, current	32,161	—
Accrued and other current liabilities	25,932	34,748
Total current liabilities	953,654	922,772
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 7 and 15)	2,777,197	2,106,146
Deferred income tax liabilities	368,949	342,557
Taxes payable	3,785	—
Regulatory liabilities, non-current	404,021	527,224
Accrued other postretirement benefits	2,834	2,776
Asset retirement obligations, non-current	346,299	249,930
Other non-current liabilities	4,715	5,129
Total non-current liabilities	3,907,800	3,233,762
Total liabilities	4,861,454	4,156,534
COMMITMENTS AND CONTINGENCIES (see Note 11)
REDEEMABLE STOCK OF SUBSIDIARIES	38,145	—
EQUITY:
Common shareholder's equity
Common stock (no par value, 20,000,000 shares authorized; 17,206,630 shares issued and outstanding at December 31, 2024 and 2023)	324,537	324,537
Paid in capital	1,418,296	1,193,199
Retained earnings	412,378	402,056
Total common shareholder's equity	2,155,211	1,919,792
Noncontrolling interests	68,431	53,254
Total equity	2,223,642	1,973,046
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES AND EQUITY	$7,123,241	$6,129,580

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024, 2023 and 2022
	2024	2023	2022
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136,628	$90,097	$129,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329,468	287,863	266,504
Amortization of deferred financing costs and debt discounts	2,488	2,406	2,511
Deferred income taxes and investment tax credit adjustments - net	9,971	23,582	(6,584)
Allowance for equity funds used during construction	(3,991)	(9,315)	(4,784)
Gain on acquisition	—	—	—
Change in certain assets and liabilities:
Accounts receivable	(54,519)	(17,398)	(37,391)
Inventories	24,285	(30,171)	(47,489)
Prepayments and other current assets	2,278	(6,476)	19,016
Accounts payable	(53,052)	47,016	32,232
Accrued and other current liabilities	(21,640)	2,790	6,532
Accrued taxes payable/receivable	12,429	1,647	(3,452)
Accrued interest	8,994	192	2,813
Pension and other postretirement benefit assets and liabilities	2,485	1,625	(8,727)
Current and non-current regulatory assets and liabilities	(123,689)	54,358	38,863
Other non-current liabilities	(20,102)	(16,663)	(21,717)
Other - net	3,008	(4,074)	4,967
Net cash provided by operating activities	255,041	427,479	373,269
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(931,322)	(902,705)	(496,510)
Project development costs	(4,430)	(4,462)	(3,910)
Cost of removal payments	(39,133)	(45,595)	(23,948)
Acquisitions	(48,368)	—	—
Insurance proceeds	—	4,900	—
Purchase of intangibles	(4,363)	(44,650)	—
Other	1,559	(361)	(719)
Net cash used in investing activities	(1,026,057)	(992,873)	(525,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	750,000	435,000	300,000
Repayments from revolving credit facilities	(805,000)	(280,000)	(360,000)
Short-term borrowings	400,000	300,000	200,000
Repayment of short-term borrowings	(300,000)	—	(200,000)
Long-term borrowings	650,000	—	350,000
Retirement of long-term debt	(40,000)	—	—
Dividends on common stock	(162,100)	(140,200)	(127,200)
Dividends on preferred stock	—	—	(3,213)
Payments of deferred financings costs and discounts	(5,377)	(350)	(4,309)
Purchase of preferred stock	—	—	(60,080)
Equity contributions from IPALCO	225,000	—	253,000
Distributions to noncontrolling interest	(3,464)	—	—
Sales to noncontrolling interests	84,142	77,921	—
Payments for financed capital expenditures	(23,673)	—	—
Other	(20)	(313)	(33)
Net cash provided by financing activities	769,508	392,058	348,165
Net change in cash, cash equivalents and restricted cash	(1,508)	(173,336)	196,347
Cash, cash equivalents and restricted cash at beginning of year	25,772	199,108	2,761
Cash, cash equivalents and restricted cash at end of year	$24,264	$25,772	$199,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$113,598	$93,544	$80,104
Income taxes	$22,900	$—	$39,500
Non-cash investing activities:
Accruals for capital expenditures	$162,450	$124,626	$66,949
Recognition of right-of-use assets - finance leases	$72,462	$983	$(3,402)
Non-cash financing activities:
Recognition of financing lease liabilities	$(69,318)	$(1,408)	$(3,402)

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2024, 2023 and 2022

		Common Shareholder's Equity
		Common Stock
(in Thousands)		Outstanding Shares		Amount	Paid in Capital	Retained Earnings	Total Common Shareholder's Equity	Cumulative Preferred Stock	Noncontrolling Interests	Redeemable Stock Of Subsidiaries
Balance at January 1, 2022		17,207		$324,537	$939,993	$426,800	$1,691,330	$59,784	$—	—
Net income		—		—	—	129,975	129,975	3,213	—	—
Preferred stock dividends		—		—	—	(3,213)	(3,213)	(3,213)	—	—
Redemption of preferred stock		—		—	—	(296)	(296)	(59,784)	—	—
Cash dividends declared on common stock		—		—	—	(127,200)	(127,200)	—	—	—
Contributions from IPALCO		—		—	253,000	—	253,000	—	—	—
Other		—		—	114	—	114	—	—	—
Balance at December 31, 2022		17,207		324,537	1,193,107	426,066	1,943,710	—	—	—
Net income / (loss)		—		—	—	116,190	116,190	—	(26,093)	—
Cash dividends declared on common stock		—		—	—	(140,200)	(140,200)	—	—	—
Sales to noncontrolling interests		—		—	—	—	—	—	79,347	—
Other		—		—	92	—	92	—	—	—
Balance at December 31, 2023		17,207		324,537	1,193,199	402,056	1,919,792	—	53,254	—
Net income / (loss)		—		—	—	164,922	164,922	—	(28,294)	—
Cash dividends declared on common stock		—		—	—	(154,600)	(154,600)	—	—	—
Sales to noncontrolling interests		—		—	—	—	—	—	46,935	38.145
Distributions to noncontrolling interest		—		—	—	—	—	—	(3,464)	—
Contributions from IPALCO	—	—	—	—	225,000	—	225,000	—	—	—
Other		—		—	97	—	97	—	—	—
Balance at December 31, 2024		17,207		$324,537	$1,418,296	$412,378	$2,155,211	$—	$68,431	38.145

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPL, which does business as AES Indiana, was incorporated under the laws of the state of Indiana in 1926. All of the outstanding common stock of AES Indiana is owned by IPALCO. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments and CDPQ. AES U.S. Investments is owned by AES (85%) and CDPQ (15%). AES Indiana is engaged primarily in generating, transmitting, distributing and selling of electric energy to approximately 531,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations all within the state of Indiana. The first station, Petersburg, is coal-fired, and AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023, which resulted in 630 MW of total retired economic capacity at this station. AES Indiana plans to convert the remaining two coal units at Petersburg to natural gas (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation"). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of December 31, 2024, AES Indiana’s net electric generation design capacity at these generating stations for winter is 3,070 MW and summer is 2,925 MW.

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

In August 2023, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Petersburg Energy Center, LLC, including the development of a 250 MW solar and 45 MW (180 MWh) energy storage facility (the "Petersburg Energy Center Project"). The Petersburg Energy Center Project is expected to be placed in service during the fourth quarter of 2025.

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS Project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. The Pike County BESS Project is expected to be placed in service during the first quarter of 2025.

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

If AES Indiana enters into transactions impacting equity interests in its affiliates, AES Indiana must determine whether the transaction impacts the Company's consolidation conclusion by first determining whether the transaction should be evaluated under the variable interest model or the voting model. In determining which consolidation model applies to the transaction, AES Indiana is required to make judgments about how the entity operates, the most significant of which are whether (i) the entity has sufficient equity to finance its activities, (ii) the equity holders, as a group, have the characteristics of a controlling financial interest, and (iii) whether the entity has non-substantive voting rights. If the entity is determined to be a VIE and AES Indiana is determined to have power and benefits, the entity will be consolidated by AES Indiana.

AES Indiana consolidates the results of three subsidiaries that qualify as VIEs. These subsidiaries are Hardy Hills JV, Pike County Energy Storage JV and Petersburg Energy Center. AES Indiana is the primary beneficiary and controls the most significant activities of these VIEs. At December 31, 2024 and 2023, the assets of these VIEs were approximately $1,169.3 million and $613.2 million, primarily consisting of property, plant and equipment, construction work in progress and other non-current assets. At December 31, 2024 and 2023, the liabilities of these VIEs were approximately $180.5 million and $51.0 million, primarily consisting of finance leases and accounts payable.

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

Noncontrolling interests with redemption features that are not solely within the control of the issuer are classified as temporary equity and are included in Redeemable stock of subsidiaries on the Consolidated Balance Sheets. Generally, initial measurement will be at fair value. The subsequent allocation of income and dividends is classified in temporary equity. Subsequent measurement and classification vary depending on whether the instrument is probable of becoming redeemable. For securities that are currently redeemable or where it is probable that the instrument will become redeemable, AES Indiana recognizes any changes from the carrying value to redemption value at each reporting period against retained earnings or additional paid-in capital in the absence of retained earnings; such adjustments are classified in temporary equity. When the equity instrument is not probable of becoming redeemable, no adjustment to the carrying value is recognized.

Allocation of Earnings

Hardy Hills JV and Pike County Energy Storage JV are subject to profit-sharing arrangements where the allocation of earnings, cash distributions, and tax benefits are not based on fixed ownership percentages. These arrangements exist to designate different allocations of value among the investors, where the allocations change in form or percentage over the life of the partnership. AES Indiana uses the HLBV method when it is a reasonable approximation of the profit-sharing arrangement. The HLBV method calculates the proceeds that would be attributable to each partner based on the liquidation provisions of the respective operating partnership agreement if the partnership was to be liquidated at book value at the balance sheet date. Each partner’s share of income in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions (for further discussion, see Note 10, "Equity - Equity Transactions with Noncontrolling Interests").

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

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	As of December 31,
	2024	2023
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$24,259	$25,767
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$24,264	$25,772

Accounts Receivable and Allowance for Credit Losses
The following table summarizes our accounts receivable balances at December 31:

	As of December 31,
	2024	2023
	(In Thousands)
Accounts receivable, net
Customer receivables	$207,353	$125,715
Unbilled revenue	90,731	91,463
Amounts due from related parties	6,508	5,227
Other	38,330	13,848
Allowance for credit losses	(29,798)	(2,283)
Total accounts receivable, net	$313,124	$233,970

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	For the Years Ended December 31,
	2024	2023
	(In Thousands)
Allowance for credit losses:
Beginning balance	$2,283	$1,117
Current period provision	26,662	7,413
Net write-offs charged against allowance	(902)	(7,764)
Recoveries and account write-ons	1,755	1,517
Ending Balance	$29,798	$2,283

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. During 2024, the current period provision and allowance for credit losses increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023. This has resulted in higher past due customer receivables as of December 31, 2024. AES Indiana currently anticipates reinstituting the customer disconnections process and collection efforts and write-off processes in the first quarter of 2025.

Inventories

AES Indiana maintains coal, fuel oil, natural gas, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or net realizable value, using the average cost. The following table summarizes our inventories balances at December 31:

	As of December 31,
	2024	2023
	(In Thousands)
Inventories
Fuel	$50,842	$77,198
Materials and supplies, net	49,093	66,392
Total inventories	$99,935	$143,590

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

Property, Plant and Equipment

Property, plant and equipment is stated at original cost as defined for regulatory purposes. The cost of additions to property, plant and equipment and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.8%, 3.7% and 3.8% during 2024, 2023 and 2022, respectively. Depreciation expense was $268.6 million, $244.8 million, and $247.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. "Depreciation and amortization" expense on the accompanying Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

AES Indiana may receive contributions in aid of construction ("CIAC") from customers that are intended to defray all or a portion of the costs for certain capital projects, to the extent the project does not benefit regulated customers in general. AES Indiana accounts for CIAC as a reduction to property, plant and equipment.

AFUDC

In accordance with the Uniform System of Accounts prescribed by FERC, AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AES Indiana capitalized amounts using pretax composite rates of 6.6%, 7.1% and 5.4% during 2024, 2023 and 2022, respectively. AFUDC equity and AFUDC debt were as follows for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(In Thousands)
AFUDC equity	$3,991	$9,315	$4,784
AFUDC debt	$32,240	$13,739	$8,215

Impairment of Long-lived Assets

GAAP requires that AES Indiana test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, AES Indiana is required to write down the asset to its fair value with a charge to current earnings. The net book value of AES Indiana’s property, plant, and equipment was $5.5 billion and $4.5 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, AES Indiana had $230.4 million and $259.9 million, respectively, of long-term regulatory assets associated with retirement costs for Petersburg Units 1 and 2 and the conversion of Petersburg Units 3 and 4. AES Indiana does not believe any of these assets are currently impaired. In making this assessment, AES Indiana considers such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; the anticipated demand and relative pricing of retail electricity in its service territory and wholesale electricity in the region; and the cost of fuel.

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized on a straight-line basis over their useful lives. The following table presents information related to the Company's intangible assets, including the gross amount capitalized and related amortization:

		December 31,
$ in thousands	Weighted average amortization periods (in years)	2024	2023
Capitalized software	8	$280,020	$261,872
Project development intangible assets	28	83,149	84,097
Other	Various	797	797
Less: Accumulated amortization		(131,756)	(111,110)
Intangible assets - net		$232,210	$235,656

	For the Years Ended December 31,
	2024	2023	2022
Amortization expense	$26,193	$14,570	$10,122

Estimated future amortization
Years ending December 31,
2025			$26,372
2026			28,158
2027			28,158
2028			28,158
2029			28,158
Total			$139,004

Implementation Costs Related to Software as a Service

AES Indiana has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $2.5 million and $7.1 million as of December 31, 2024 and 2023, respectively, which are recorded within Prepayments and other current assets" and "Other non-current assets" on the accompanying Consolidated Balance Sheets.

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

Contingencies

AES Indiana accrues for loss contingencies when the amount of the loss is probable and estimable. AES Indiana is subject to various environmental regulations and is involved in certain legal proceedings. If AES Indiana’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. Accruals for loss contingencies were not material as of December 31, 2024 and 2023. See Note 11, "Commitments and Contingencies - Contingencies" for additional information.

Concentrations of Risk

Substantially all of AES Indiana’s customers are located within the Indianapolis area. Approximately 68% of AES Indiana’s employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. AES Indiana’s contract with the physical unit expires on December 5, 2027, and the contract with the clerical-technical unit expires on February 12, 2026. Additionally, AES Indiana has long-term coal contracts with two suppliers, and substantially all of AES Indiana's coal is currently mined in the state of Indiana.

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

ARO

AES Indiana records the fair value of a liability for a legal obligation to retire an asset in the period in which the obligation is incurred. When a new liability is recognized, AES Indiana capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligation, AES Indiana eliminates the liability and, based on the actual cost to retire, may incur a gain or loss.

Revenue Recognition

Revenue related to the sale of energy is generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, AES Indiana uses models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, commercial and industrial customers; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. An allowance for credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. AES Indiana’s provision for expected credit losses included in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of

Operations was $27.4 million, $7.5 million and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

AES Indiana’s basic rates include a provision for fuel costs as established in AES Indiana’s most recent rate proceeding, which last adjusted AES Indiana’s rates in May 2024. AES Indiana is permitted to recover actual costs of power purchased and fuel consumed, subject to certain restrictions. This is accomplished through quarterly FAC proceedings, in which AES Indiana estimates the amount of fuel and power purchased costs in future periods. Through these proceedings, AES Indiana is also permitted to recover, in future rates, underestimated fuel and power purchased costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that AES Indiana’s rates are adjusted. See also Note 2, “Regulatory Matters” for a discussion of other costs that AES Indiana is permitted to recover through periodic rate adjustment proceedings and the status of current rate adjustment proceedings.

In addition, AES Indiana is one of many transmission system owner members of MISO, a RTO which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. See Note 14, "Revenue" for additional information of MISO sales and other revenue streams.

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
Uncertain tax positions are classified as non-current income tax liabilities unless expected to be paid within one year. AES Indiana’s policy for interest and penalties is to recognize interest and penalties as a component of the provision for income taxes in the Consolidated Statements of Operations.
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
		December 31, 2024	AES Indiana adopted this standard on a retrospective basis. Please refer to Note 13, "Business Segments" for impact.

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
		The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	AES Indiana is currently evaluating the impact of adopting the standard on its Financial Statements.
2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)	The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:

1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e).

2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

	4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	The date for each amendment in this Update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted	AES Indiana is currently evaluating the impact of adopting the standard on its Financial Statements.

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

Basic Rates and Charges

AES Indiana’s basic rates and charges represent the largest component of its annual revenue. AES Indiana’s basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve AES Indiana, the IURC, the OUCC, and other interested stakeholders. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property.

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

Regulatory Rate Review and Base Rate Orders

On April 17, 2024, the IURC issued an order (the “2024 Base Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the OUCC and the other intervening parties in AES Indiana’s base rate case filing. Among other matters and consistent with the Stipulation and Settlement Agreement, the 2024 Base Rate Order approves an increase in AES Indiana's total annual operating revenue of $71 million for AES Indiana’s electric service and provides a return on common equity of 9.9% and cost of long-term debt of 4.9% on a rate base of approximately $3.5 billion. Updated customer rates and charges became effective on May 9, 2024. The 2024 Base Rate Order provides that annual wholesale margins earned above (or below) the benchmark of $28.6 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Similarly, the 2024 Base Rate Order provides that all capacity sales and expenses above (or below) an expense benchmark of $19.0 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism.

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

FAC and Authorized Annual Jurisdictional Net Operating Income

AES Indiana may apply to the IURC for a change in AES Indiana’s fuel charge every three months to recover AES Indiana’s estimated fuel costs, including the energy portion of power purchased costs, which may be above or below the levels included in AES Indiana’s basic rates and charges. AES Indiana must present evidence in each FAC proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

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

In calendar year 2022, AES Indiana reported earnings in excess of the authorized level for certain quarterly reporting periods in those years. AES Indiana has not reported earnings in excess of the authorized level for any FAC periods in calendar years 2023 and 2024.

ECCRA

AES Indiana may apply to the IURC for approval of a rate adjustment known as the ECCRA periodically to recover costs (including a return) to comply with certain environmental regulations applicable to AES Indiana’s generating stations, recover costs (including a return) on certain investments in renewable and battery energy storage projects, and recover the retail portion of costs for generation consumables and environmental allowances. The total amount of AES Indiana’s environmental equipment and renewable projects approved for ECCRA recovery as of December 31, 2024 was $437.5 million. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending February 2025 is a net cost to customers of $41.1 million.

DSM

Through various rate orders from the IURC, AES Indiana has been able to recover its costs of implementing various DSM programs throughout the periods covered by this report. In 2024, 2023 and 2022, AES Indiana also had the ability to receive financial incentives, dependent upon the level of success of the programs. Financial incentives included in rates for the years ended December 31, 2024, 2023 and 2022 were $3.8 million, $2.7 million and $8.3 million, respectively.

On December 29, 2020, the IURC approved a settlement agreement establishing a new three-year DSM plan for AES Indiana through 2023. The approval included cost recovery of programs as well as financial incentives, depending on the level of success of the programs. The order also approved recovery of lost revenue, consistent with the provisions of the settlement agreement.

AES Indiana filed a petition with the IURC on May 26, 2023 asking for approval of a one-year DSM interim plan. On December 27, 2023, the IURC approved a one-year DSM plan for AES Indiana through 2024. The approval included cost recovery of programs as well as financial incentives, depending on the level of success of the programs. The order also approved recovery of lost revenue, consistent with the provisions of the settlement agreement.

AES Indiana filed a petition with the IURC on May 31, 2024 asking for approval of a two-year DSM plan for the 2025-2026 program years. On January 8, 2025, the IURC approved a two-year DSM plan for AES Indiana through 2026. The approval included cost recovery of programs as well as financial incentives, depending on the level of success of the programs. The order also approved recovery of lost revenue, consistent with the provisions of the settlement agreement.

Wind and Solar Power Purchase Agreements

AES Indiana was previously committed under a power purchase agreement to purchase all wind-generated electricity through 2029 from a wind project in Indiana (the "Hoosier Wind Project"), which had a maximum output capacity of approximately 100 MW. AES Indiana acquired the Hoosier Wind Project in February 2024, and the existing power purchase agreement was terminated upon closing (see "IRP Filings and Replacement Generation - Hoosier Wind Project" below for further information). AES Indiana is currently committed under another agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota, which has a maximum output capacity of approximately 200 MW. In addition, AES Indiana has 94.5 MW of solar-generated electricity in its service territory under long-term contracts (these long-term contracts have expiration dates ranging from 2026 to 2033), of which 94.0 MW was in operation as of December 31, 2024. AES Indiana has authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC. If and when AES Indiana sells the renewable energy attributes (in the form of renewable energy credits) generated from these facilities, the proceeds would pass back to benefit AES Indiana’s retail customers through the FAC.

TDSIC

In 2013, Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, was signed into law. The TDSIC statute was revised in 2019. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a plan of at least five years and not more than seven for eligible investments. The first eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, depreciation, and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next base rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenue.

On March 4, 2020, the IURC issued an order approving the projects in a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on and of investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered by six months as ordered by the IURC and are filed each December. In addition, there is a nine-month rate freeze after new basic rates are implemented. Because of this, there was no TDSIC rate adjustment filed in 2024 due to the 2024 Base Rate Order. However, a compliance filing was made after the 2024 Base Rate Order to update the TDSIC rates for projects that rolled into base rates. The total amount of AES Indiana’s equipment net of depreciation, including carrying costs, approved for TDSIC recovery as of December 31, 2024 was $138.4 million. There are also $340.7 million of TDSIC capital costs that were rolled into base rates per the 2024 base rate Order, which are no longer in the TDSIC rider. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending October 2025 is a net cost to customers of $17.7 million. These amounts are significantly lower than prior TDSIC periods as a result of having a majority of the TDSIC projects rolled into AES Indiana's basic rates and charges effective May 9, 2024 as a result of the 2024 Base Rate Order.

IRP Filings and Replacement Generation

Electric utilities in Indiana are required to submit Integrated Resource Plans (IRPs) every three years. The IRPs are subject to a rigorous stakeholder process. IRPs describe how the utility plans to deliver safe, reliable, and efficient electricity at just and reasonable rates.

2025 IRP

In January 2025, AES Indiana initiated its 2025 IRP process with external stakeholders. The first of five public advisory meetings took place on January 29, 2025 and will continue through most of 2025, with AES Indiana anticipating it will submit its final 2025 IRP, shaped by stakeholder feedback, to the IURC in November 2025.

2022 IRP

In December 2022, AES Indiana filed its 2022 IRP with the IURC, which describes AES Indiana’s Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana’s retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana’s reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas (see "Petersburg Repowering" below for further information). Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027.

2019 IRP

In December 2019, AES Indiana filed its 2019 IRP, which included the retirement of approximately 630 MW of coal-fired generation at Petersburg Units 1 and 2. AES Indiana retired 230 MW Petersburg Unit 1 in May 2021 and 415 MW Petersburg Unit 2 in June 2023. On August 6, 2021, AES Indiana filed an uncontested Stipulation and Settlement Agreement with the other parties in the case which includes: (1) AES Indiana's creation of regulatory assets for the net book value of Petersburg units 1 and 2 upon retirement; (2) a method for amortization of the regulatory assets; and (3) recovery of the regulatory assets through ongoing amortization in AES Indiana’s future rate cases. The Settlement Agreement also reserves all rights of all the parties with respect to the ratemaking treatment related to the regulatory assets, including the proper rate of return and mechanisms for recovery. On November 17, 2021, the IURC approved the Settlement Agreement without modification.

As a result of the plans to retire Petersburg Units 1 and 2, AES Indiana recorded $0.7 million and $2.1 million of obsolescence losses during the periods ended December 31, 2023 and 2022, respectively, for materials and supplies inventory AES Indiana did not believe will be utilized by the planned retirement dates, which is recorded in "Operating expenses - Operation and maintenance" on the accompanying Consolidated Statements of Operations.

AES Indiana had $129.4 million and $259.9 million of Petersburg Units 1 and 2 retirement costs, net of accumulated amortization, recorded as long-term regulatory assets as of December 31, 2024 and 2023, respectively.

Petersburg Repowering

On March 11, 2024, AES Indiana filed for approval of a CPCN with the IURC to convert Petersburg Units 3 and 4 from coal to natural gas (the "Petersburg Repowering Project") and to recover costs through future rates. On November 6, 2024, the IURC issued an order approving the CPCN which includes: (1) approval of the Petersburg Repowering Project and (2) approval of the accounting and ratemaking requests associated with the Petersburg Repowering Project including AES Indiana's creation of regulatory assets for the remaining net book value of the Petersburg Units 3 and 4 retired assets, and certain materials and supplies inventories that will no longer be used, and recovery of certain other costs.

The Company has engaged a vendor through an EPC Agreement for the turn-key engineering, procurement, and construction services of the project. This agreement has been approved by the IURC and preconstruction stage work is ongoing. The on-site construction work for the conversion of Unit 3 is expected to begin in February 2026 and be completed by June 2026, and for Unit 4 is expected to begin in June 2026 and be completed by December 2026.

As a result of the resolutions from this order, AES Indiana has $101.0 million of projected Petersburg Units 3 and 4 retirement costs (including MATS equipment which was approved for recovery in Cause No. 44242 – CPCN to construct, install and use clean coal technology), and $20.4 million of materials and supplies inventories that will no longer be used, upon retirement, recorded as long-term regulatory assets as of December 31, 2024.

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

On June 16, 2021, AES Indiana received an order from the IURC approving a petition and case-in-chief seeking a CPCN for this solar project, including a joint venture structure between an AES Indiana subsidiary and one or more tax equity partners upon completion and approval for recovery of project development costs and carrying costs on AES Indiana's investment in the project. The transaction closed in December 2021 and was accounted for as an asset acquisition of a VIE that did not meet the definition of a business; therefore, the individual assets and liabilities were recorded at their fair values. Total net assets of $51.6 million were recorded associated with the transaction, primarily consisting of a development project intangible asset (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets"). Total consideration included a future payment contingent on certain future costs incurred by the project and a $3.2 million contingent liability was recorded. During 2022, this liability was remeasured due to updated cost estimates and was reduced to $0.0 million.

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

Petersburg Energy Center Project

In July 2021, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the acquisition and construction of a 250 MW solar and 45 MW (180 MWh) energy storage facility to be developed in Pike County, Indiana. In October 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2025, and adjusting for increased project costs. On December 22, 2022, AES Indiana filed a petition with the IURC for approval of these revisions, which was approved in May 2023. On August 31, 2023, AES Indiana closed on the agreement for the acquisition and construction of the Petersburg Energy Center Project. This transaction was accounted for as an asset acquisition of a VIE that did not meet the definition of a business; therefore, the individual assets were recorded at their fair values. Total net assets of $48.7 million were recorded in the accompanying Consolidated Balance Sheets associated with the transaction, primarily consisting of project development intangible assets (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets" for further information).

Pike County BESS Project

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS Project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. On July 19, 2023, AES Indiana filed a petition and case-in-chief with the IURC seeking approval for a Clean Energy Project and associated timely cost recovery under Indiana Code for this project. A hearing for this case was held in October 2023, and IURC approval was received on January 17, 2024. The Pike County BESS Project is expected to be placed in service during the first quarter of 2025.

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

Incentives for Clean Energy Projects

Indiana Code 8-1-8 (the "clean energy statute") offers certain incentives for clean energy projects. Primarily, it allows for the timely recovery of costs and expenses incurred during construction and operation of eligible projects outside of a base rate proceeding. Clean energy projects eligible for incentives under this statute include renewable energy resources such as wind, photovoltaic cells and panels, solar energy, and energy storage systems or technologies, among others. AES Indiana filed for and received IURC approval of the Hoosier Wind Project, Pike County BESS Project, Petersburg Energy Center Project, Hardy Hills Solar Project and Petersburg Repowering Project under this statute. AES Indiana continues to evaluate projects which may also be filed under this statute.

IURC COVID-19 Orders

Due to the COVID-19 pandemic, there was a disconnection moratorium in 2020 for IURC-jurisdictional utilities, as well as suspension of certain utility fees (late fees, convenience fees, deposits, and disconnection/reconnection fees) from residential customers. The IURC authorized Indiana utilities to use regulatory accounting for any impacts associated with the moratorium and suspension. The IURC also authorized regulatory accounting treatment for COVID-19 related uncollectible and incremental bad debt expense. As a result of the IURC's COVID-19 related orders issued in 2020, AES Indiana has recorded a regulatory asset of $4.6 million and $5.4 million as of December 31, 2024 and 2023, respectively, which is currently being recovered through base rates under the 2024 Base Rate Order.

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

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent deferred costs or credits that have been included as allowable costs or credits for ratemaking purposes. AES Indiana has recorded regulatory assets or liabilities relating to certain costs or credits as authorized by the IURC or established regulatory practices in accordance with ASC 980. AES Indiana is amortizing non tax-related regulatory assets to expense over periods ranging from 1 to 35 years.

The following table presents AES Indiana's regulatory assets and liabilities:

			December 31,
	Type of Recovery	Recovery Period	2024	2023
			(In Thousands)
Regulatory assets, current:
Undercollections of rate riders	B	2025	$115,911	$75,416
Unamortized reacquisition premium on debt	B	2025	—	188
Costs being recovered through basic rates and charges	A/B	2025	18,417	13,815
Total regulatory assets, current			134,328	89,419
Regulatory assets, non-current:
Unrecognized pension and other
postretirement benefit plan costs	A/B	Ongoing	124,176	115,847
Deferred MISO costs	B	2026	7,699	21,091
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	A	2026	1,757	2,812
Unamortized reacquisition premium on debt	B	Ongoing	12,832	13,379
Environmental costs	A/B	2044	65,186	66,837
COVID-19 costs	B	2028	3,194	5,426
Major storm damage	B	Undetermined	8,883	1,493
TDSIC costs	A	2060	52,469	35,979
Petersburg Unit 1 and 2 retirement costs	A	2033	129,375	259,892
Petersburg Unit 3 and 4 retirement costs	A	Various	100,982	—
Petersburg Unit 3 and 4 materials and supplies	B	Undetermined	20,369	—
Hardy Hills Solar costs	A/B	2059	15,255	6,774
Petersburg Energy Center costs	A/B	Undetermined	6,361	2,469
Pike County BESS costs	A/B	2045	5,991	2,623
Hoosier Wind	B	2039	53,394	—
ACE Costs	A/B	2028	7,607	—
Fuel costs	B	Not applicable	—	4,275
Other miscellaneous	B	Various	3,499	2,887
Total regulatory assets, non-current			619,029	541,784
Total regulatory assets			$753,357	$631,203

Regulatory liabilities, current:
Overcollections and other credits being passed
to customers through rate riders	B	2025	$8,959	$19,649
FTRs	B	2025	2,956	3,722
Total regulatory liabilities, current			11,915	23,371
Regulatory liabilities, non-current:
ARO and accrued asset removal costs	B	Not applicable	344,506	451,886
Deferred income taxes payable to customers through rates	B	Ongoing	58,378	74,796
Hardy Hills sponsor investment tax credit	B	Undetermined	991	542
Environmental Compliance Rider	B	Undetermined	146	—
Total regulatory liabilities, non-current			404,021	527,224
Total regulatory liabilities			$415,936	$550,595

A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current Regulatory Assets and Liabilities

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain. As current assets, this includes undercollection of adjustment mechanisms for: (i) DSM, (ii) ECCRA costs, (iii) Off System Sales Margin Sharing, (iv) Capacity rider costs, (v) overcollection of MISO rider costs, and (vi) TDSIC. It also includes the current portion of deferred MISO costs and environmental costs collected through base rates which are described in greater detail below. With the exception of environmental costs, these costs do not earn a return on investment. As current liabilities, this includes, (i) Green Power, (ii) deferred fuel costs, and (iii) FTRs.

Deferred Fuel

Deferred fuel costs are a component of current regulatory assets or liabilities (which is a result of AES Indiana charging either more or less for fuel than our actual costs to our jurisdictional customers) and are expected to be recovered through future FAC proceedings. AES Indiana records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and power purchased costs in AES Indiana’s FAC and actual fuel and power purchased costs. AES Indiana is generally permitted to recover underestimated fuel and power purchased costs in future rates through the FAC proceedings and therefore the costs are deferred when incurred and amortized into fuel expense in the same period that AES Indiana’s rates are adjusted to reflect these costs.

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

Environmental Costs

These consist of various costs incurred to comply with environmental regulations. These costs were approved for recovery either through AES Indiana's ECCRA proceedings or in the 2024 Base Rate Order. Amortization periods vary, ranging from 1 to 19 years.

COVID-19 Costs

These consist of deferred fees (foregone late fees, reconnection fees and disconnection fees), as well as deferred convenience payments and incremental bad debt expense as the result of COVID-19. See "IURC COVID-19 Orders" above for additional discussion.

TDSIC Costs

These consist of various costs incurred for AES Indiana's approved TDSIC Plan. These costs were approved for recovery through AES Indiana's TDSIC proceedings and amortization periods range from 1 to 35 years. See "TDSIC" above for additional discussion.

Petersburg Unit 1 and 2 Retirement Costs

These consist of the remaining unamortized net book value of Petersburg Unit 1 and 2. In accordance with ASC 980, it was determined that the Petersburg Unit 1 retirement became probable in the fourth quarter of 2020, and the Petersburg Unit 2 retirement became probable in the fourth quarter of 2021. As the entire carrying value of these assets will be recoverable through future rates, no loss on abandonment was recorded and the assets were reclassified from net property, plant and equipment to a long-term regulatory asset. See "IRP Filings and Replacement Generation" above for additional discussion.

Petersburg Unit 3 and 4 Retirement Costs and Materials and Supplies

On November 6, 2024, the IURC issued an order approving the CPCN to convert Petersburg Units 3 and 4 from coal to natural gas. As a result of this order and in accordance with ASC 980, it was determined that the conversion of Petersburg Units 3 and 4 from coal to natural gas became probable, and the projected remaining net book value of the Petersburg Units 3 and 4 retired assets of $101.0 million and materials and supplies inventories that will no longer be used of $20.4 million were reclassified from net property, plant and equipment and inventories, respectively, to long-term regulatory assets. See "IRP Filings and Replacement Generation" above for additional discussion.

Hardy Hills Solar Project Development Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Hardy Hills Solar Project as well as carrying costs on AES Indiana's investment in the project. The investment costs were approved for recovery via the ECCRA rider through AES Indiana’s Hardy Hills Solar Project regulatory proceedings with an amortization period of 35 years. Amortization of the project development costs began in March 2024 along with ECR-37 rates.

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

Pike County BESS Project Development Costs

These consist of project development costs, mainly legal and consulting fees, incurred for the Pike County BESS Project as well as carrying costs on AES Indiana's investment in the project. The investment costs were approved for recovery via the ECCRA rider through AES Indiana’s Pike County BESS Project regulatory proceedings with an amortization period of 20 years. Amortization of the project development costs will begin in March 2025 along with ECR-38 rates.

Hoosier Wind

As discussed above in "IRP Filings and Replacement Generation", AES Indiana acquired the Hoosier Wind Project on February 29, 2025. The transaction was accounted for as an asset acquisition and a portion of the consideration transferred was allocated to the termination of the pre-existing power purchase agreement between AES Indiana and the Hoosier Wind Project, which was deferred as a long-term regulatory asset. This regulatory asset also includes deferred operation and maintenance and carrying costs on AES Indiana's investment in accordance with the approved CPCN.

ACE Costs

These consist of one-time implementation costs and Software as a Service costs related to the ACE Project. The IURC authorized recovery of one-time implementation costs over 4 years and Software as a Service costs over 10 years in the 2024 Base Rate Order.

FTRs

In connection with AES Indiana’s participation in MISO, in the second quarter of each year AES Indiana is granted financial instruments that can be converted into cash or FTRs based on AES Indiana’s forecasted peak load for the period. See Note 5, "Fair Value - Fair Value Hierarchy and Valuation Techniques - Financial Assets - FTRs" for additional information.

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

On December 22, 2017, the U.S. federal government enacted the TCJA, which, among other things, reduced the federal corporate income tax rate from 35% to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, AES Indiana remeasured their deferred income tax assets and liabilities using the new tax rate. The impact of the reduction of the income tax rate on deferred income taxes was utilized in the 2018 Base Rate Order to reduce jurisdictional retail rates. Accordingly, AES Indiana has a net regulatory deferred income tax liability of $58.3 million and $74.8 million as of December 31, 2024 and 2023, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

The original cost of property, plant and equipment segregated by functional classifications follows:

	As of December 31,
	2024	2023
	(In Thousands)
Production	$4,303,827	$3,942,052
Transmission	516,178	487,527
Distribution	2,562,827	2,304,526
General plant	251,715	348,338
Total property, plant and equipment	7,634,547	7,082,443
Less: Accumulated depreciation	3,071,167	2,954,555
	4,563,380	4,127,888
Construction work in progress	897,863	359,014
Property, plant and equipment, net	$5,461,243	$4,486,902

Substantially all of AES Indiana’s property is subject to a $2,763.8 million direct first mortgage lien, as of December 31, 2024, securing AES Indiana’s first mortgage bonds.

4. ARO

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

AES Indiana’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liabilities for the periods indicated:

	2024	2023
	(In Thousands)
Balance as of January 1	$249,930	$218,729
Liabilities incurred	9,060	17,080
Liabilities settled	(14,539)	(11,902)
Revisions to cash flow and timing estimates	117,743	12,921
Accretion expense	16,266	13,102
Balance as of December 31	$378,460	$249,930
Less: ARO liabilities, current	32,161	—
ARO liabilities, non-current	$346,299	$249,930

ARO liabilities incurred in 2024 primarily relate to decommissioning costs for AES Indiana’s renewable projects, including liabilities incurred through acquisition of Hoosier Wind Project, LLC. AES Indiana recorded revisions to its ARO liabilities in 2024 primarily to reflect revisions to cash flow estimates due to increases in closure costs and groundwater treatment measures for ash ponds and landfills. As of December 31, 2024 and 2023, AES Indiana did not have any assets that are legally restricted for settling its ARO liabilities.

5. FAIR VALUE

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

Forward Power Contracts

As of December 31, 2024 and 2023, all outstanding forward power contracts had settled and there was no notional amount outstanding. All changes in the market value of the forward power contracts were recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 6, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

Recurring Fair Value Measurements

The fair value of assets at December 31, 2024 and 2023 measured on a recurring basis and the respective category within the fair value hierarchy for AES Indiana was determined as follows:

	Fair Value as of December 31, 2024				Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
FTRs	$—	$—	$1,526	$1,526	$—	$—	$1,388	$1,388
Total financial assets measured at fair value	$—	$—	$1,526	$1,526	$—	$—	$1,388	$1,388

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Reconciliation of Financial Instruments Classified as Level 3
(In Thousands)
Balance at January 1, 2023	$7,545
Issuances	3,624
Settlements	(9,781)
Balance at December 31, 2023	1,388
Issuances	3,811
Settlements	(3,673)
Balance at December 31, 2024	$1,526

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2024		December 31, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,763,800	$2,555,449	$2,153,800	$2,020,997
Variable-rate	500,000	500,000	455,000	455,000
Total indebtedness	$3,263,800	$3,055,449	$2,608,800	$2,475,997

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $26.4 million and $20.2 million at December 31, 2024 and 2023, respectively; and
•unamortized discounts of $8.1 million and $6.4 million at December 31, 2024 and 2023, respectively.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

AES Indiana uses derivatives principally to manage the risk of price changes for power purchased. The derivatives that AES Indiana uses to economically hedge this risk is governed by our risk management policies for forward and futures contracts. AES Indiana's net positions are continually assessed within its structured hedging programs to determine whether new or offsetting transactions are required. AES Indiana monitors and values derivative positions monthly as part of its risk management processes. AES Indiana uses published sources for pricing, when possible, to mark positions to market. All of AES Indiana's derivative instruments are used for risk management purposes and are designated as cash flow hedges if they qualify under ASC 815 for accounting purposes.

At December 31, 2024, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	4,410	—	4,410
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

When applicable, AES Indiana has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2024 and 2023, AES Indiana did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of AES Indiana's derivative instruments (in thousands):

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2024	2023
FTRs	Not a Cash Flow Hedge	Prepayments and other current assets	$1,526	$1,388

7. DEBT

The following table presents AES Indiana’s long-term debt:

		December 31,
Series	Due	2024	2023
		(In Thousands)
AES Indiana first mortgage bonds:
3.125% (1)	December 2024	$—	$40,000
0.65% (1)	August 2025	40,000	40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	—
Unamortized discount – net		(8,093)	(6,449)
Deferred financing costs		(25,469)	(19,058)
Total AES Indiana first mortgage bonds		2,730,238	2,128,293
Total consolidated AES Indiana long-term debt		2,730,238	2,128,293
Less: current portion of long-term debt		39,910	40,000
Net consolidated AES Indiana long-term debt(3)		$2,690,328	$2,088,293

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
(3)Excludes $0.2 million and $0.0 million (current) and $86.9 million and $17.8 million (non-current) finance lease liabilities included in the respective short and long-term debt line items on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. See Note 15, "Leases" for further information.

Line of Credit

AES Indiana entered into a second amendment and restatement of its $350 million revolving Credit Agreement on December 22, 2022 with a syndication of bank lenders. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on December 22, 2027, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to December 22, 2026, subject to approval by the lenders. The Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of December 31, 2024 and 2023, AES Indiana had $100.0 million and $155.0 million in outstanding borrowings on the committed Credit Agreement, respectively.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2024 are as follows:

Year	Amount
(In Thousands)
2025	$40,000
2026	90,000
2027	—
2028	—
2029	55,000
Thereafter	2,578,800
2,763,800
Unamortized discounts	(8,093)
Deferred financing costs, net	(25,469)
Total long-term debt	$2,730,238

Significant Transactions

AES Indiana Term Loans

In August 2024, AES Indiana entered into an unsecured $400 million 364-day term loan agreement ("$400 million Term Loan Agreement"), which can be drawn in two tranches. AES Indiana drew $300 million at closing and drew the remaining $100 million in October 2024, with the proceeds being used for general corporate purposes. This agreement matures on August 13, 2025, and bears interest at variable rates as described in the $400 million Term Loan Agreement. The $400 million Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Indiana's Credit Agreement. AES Indiana has classified the $400 million Term Loan Agreement as short-term indebtedness as it matures August 2025. Management plans to repay the $400 million Term Loan Agreement through a combination of funds from debt financings and parent equity capital contributions.

In March 2024, AES Indiana issued $650 million aggregate principal amount of first mortgage bonds, 5.70% Series, due April 2054, pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from this offering of approximately $640.5 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering, were used to repay the $300 million Term Loan Agreement (described below), outstanding borrowings on the Credit Agreement and for general corporate purposes.

In November 2023, AES Indiana entered into an unsecured $300 million 364-day term loan agreement ("$300 million Term Loan Agreement"). The $300 million Term Loan Agreement was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement was set to mature on November 19, 2024, but was fully repaid in March 2024.

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

Other

In February 2024, AES Indiana received a $92.0 million short-term loan from AES. This loan was fully repaid in March 2024.

Restrictions on Issuance of Debt

All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 29, 2026. In February 2024, AES Indiana received an order from the IURC granting AES Indiana authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $350 million remains available under the order as of December 31, 2024. This order also grants AES Indiana authority to have up to $750 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $0.0 million remains available under the order as of December 31, 2024. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2024. AES Indiana also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, AES Indiana is generally allowed to fully draw the amounts available on its Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

The mortgage and deed of trust of AES Indiana, together with the supplemental indentures thereto, secure the first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage, substantially all property owned by AES Indiana is subject to a first mortgage lien securing indebtedness of $2,763.8 million as of December 31, 2024. The AES Indiana first mortgage bonds require net income as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. AES Indiana was in compliance with such requirements as of December 31, 2024.

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

AES files federal and state income tax returns which consolidate IPALCO and AES Indiana. Under a tax sharing agreement with IPALCO, AES Indiana is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if AES Indiana filed separate income tax returns. AES Indiana is no longer subject to U.S. or state income tax examinations for tax years through 2020, but is open for all subsequent periods. AES Indiana made tax sharing payments to IPALCO of $22.9 million, $0.0 million and $39.5 million in 2024, 2023 and 2022, respectively.

Income Tax Provision

Federal and state income taxes charged to income are as follows:

	2024	2023	2022
	(In Thousands)
Components of income tax expense:
Current income taxes:
Federal	$23,166	$1,816	$31,286
State	5,626	268	8,185
Total current income taxes	28,792	2,084	39,471
Deferred income taxes:
Federal	12,821	17,631	(6,822)
State	(2,850)	5,951	238
Total deferred income taxes	9,971	23,582	(6,584)
Total income tax expense	$38,763	$25,666	$32,887

Effective and Statutory Rate Reconciliation

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	3.9%	3.9%	3.9%
Depreciation flow through and amortization	(7.4)%	(8.0)%	(5.7)%
AFUDC - equity	0.4%	(0.2)%	0.7%
Noncontrolling interests in subsidiaries	4.0%	5.6%	—%
Other – net	0.2%	(0.1)%	0.3%
Effective tax rate	22.1%	22.2%	20.2%

Deferred Income Taxes

The significant items comprising AES Indiana’s net accumulated deferred tax liability recognized on the Consolidated Balance Sheets as of December 31, 2024 and 2023 are as follows:

	2024	2023
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$438,018	$409,675
Regulatory assets recoverable through future rates	112,389	108,823
Right of use asset	17,670	—
Other	7,175	7,975
Total deferred tax liabilities	575,252	526,473
Deferred tax assets:
Investment tax credit	4	5
Regulatory liabilities including ARO	170,236	168,619
Employee benefit plans	265	—
Investments in tax partnerships	6,649	2,483
Operating loss carryforwards	—	9,230
Lease liability	18,169	—
Other	10,980	3,579
Total deferred tax assets	206,303	183,916
Deferred income tax liability – net	$368,949	$342,557

Uncertain Tax Positions

Tax years subsequent to 2020 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, AES Indiana believes unrecognized tax benefits of $0 at December 31, 2024, 2023 and 2022, respectively, is the appropriate accrual for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact AES Indiana's previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed AES Indiana's provision for current unrecognized tax benefits.

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

9. BENEFIT PLANS

Defined Contribution Plans

All of AES Indiana’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 77% of AES Indiana’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds of base compensation. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the company match. Employer contributions to the Thrift Plan were $3.9 million, $3.7 million and $3.6 million for 2024, 2023 and 2022, respectively.

The RSP

Approximately 23% of AES Indiana’s active employees are covered by the RSP, a qualified defined contribution plan containing both match and nondiscretionary components. All non-union new hires are covered under the RSP. Participants elect to make contributions to the RSP based on a percentage of their eligible compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s eligible compensation. Starting in 2018, the RSP also includes a 4% nondiscretionary contribution based as a percentage of each participant's eligible compensation. Employer contributions (by AES Indiana) relating to the RSP were $2.7 million, $2.5 million and $2.1 million for 2024, 2023 and 2022, respectively.

Defined Benefit Plans

Approximately 64% of AES Indiana’s active employees are covered by the qualified Defined Benefit Pension Plan; while approximately 13% of active employees are IBEW clerical-technical unit employees who are only eligible for the Thrift Plan. The remaining 23% of active employees are covered by the RSP. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan, in addition to the company match. The Defined Benefit Pension Plan is noncontributory and is funded by AES Indiana through a trust. Benefits for non-union participants in the Defined Benefit Pension Plan are based on salary, years of service and accrued benefits at April 1, 2015. Benefits for eligible union participants are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2024 was 19. The plan is closed to new participants.

AES Indiana also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 120 active employees and 27 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2024. The plan is unfunded. These postretirement health care benefits and the related unfunded obligation of $3.0 million and $3.0 million at December 31, 2024 and 2023, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2024	2023
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$549,546	$577,530
Service cost	5,011	5,189
Interest cost	26,958	29,818
Actuarial (gain) / loss	(18,044)	9,681
Amendments (primarily increases in pension bands)	7,948	653
Benefits paid	(37,166)	(73,325)
Projected benefit obligation at December 31	534,253	549,546
Change in plan assets:
Fair value of plan assets at January 1	590,819	611,125
Actual return on plan assets	5,526	52,905
Employer contributions	15	114
Benefits paid	(37,166)	(73,325)
Fair value of plan assets at December 31	559,194	590,819
Funded status	$24,941	$41,273
Amounts recognized in the statement of financial position:
Non-current assets	$24,941	$41,273
Net amount recognized at end of year	$24,941	$41,273
Sources of change in regulatory assets(1):
Prior service cost arising during period	$7,948	$653
Net loss / (gain) arising during period	6,204	(10,117)
Amortization of prior service cost	(1,900)	(2,172)
Amortization of loss	(4,828)	(6,145)
Total recognized in regulatory assets	$7,424	$(17,781)
Amounts included in regulatory assets:
Net loss	$116,674	$115,297
Prior service cost	16,183	10,136
Total amounts included in regulatory assets	$132,857	$125,433

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

Significant Loss / (Gain) Related to Changes in the Benefit Obligation for the Period

As shown in the table above, an actuarial gain of $18.0 million and an actuarial loss of $9.7 million for the year ended December 31, 2024 and December 31, 2023, respectively, were recognized in the benefit obligation, primarily due to changes in the discount rate.

Pension Benefits and Expense

Reported expenses relevant to the Defined Benefit Pension Plan are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience, including the performance of plan assets and actual benefits paid out in future years. Pension costs associated with the Defined Benefit Pension Plan are impacted by the level of contributions made to the plan, income on plan assets, the adoption of new mortality tables, and employee demographics, including age, job responsibilities, salary and employment periods. Changes made to the provisions of the Defined Benefit Pension Plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the corporate bond discount rates, as well as the adoption of a new mortality table used in determining the projected benefit obligation and pension costs.

The 2024 net actuarial loss of $6.2 million recognized in regulatory assets is comprised of two parts: (1) a $18.0 million pension liability actuarial gain primarily due to an increase in the discount rate used to value pension liabilities; and (2) a $24.2 million pension asset actuarial loss primarily due to lower than expected return on assets. The unrecognized net loss of $116.7 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates and the adoption of new mortality tables which have historically increased the expected benefit obligation due to the longer expected lives of plan participants. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 12.11 years based on estimated demographic data as of December 31, 2024. The projected benefit obligation of $534.3 million less the fair value of assets of $559.2 million results in an overfunded status of $24.9 million at December 31, 2024.

	Pension benefits for years ended December 31,
	2024	2023	2022
	(In Thousands)
Components of net periodic benefit cost / (credit):
Service cost	$5,011	$5,189	$8,949
Interest cost	26,958	29,818	18,099
Expected return on plan assets	(29,774)	(33,107)	(35,656)
Amortization of prior service cost	1,900	2,172	2,589
Amortization of actuarial loss	4,828	6,145	2,424
Amortization of settlement loss	—	—	199
Net periodic benefit cost / (credit)	8,923	10,217	(3,396)
Less: amounts capitalized	1,780	1,689	(316)
Amount charged to expense	$7,143	$8,528	$(3,080)
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	5.15%	5.41%	2.83%
Discount rate – supplemental retirement plan	5.66%	5.32%	2.62%
Expected return on defined benefit pension plan assets	5.20%	5.60%	4.45%
Expected return on supplemental retirement plan assets	6.35%	6.45%	5.50%

Pension expense / (income) for the following year is determined as of the December 31 measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets, a mortality table assumption that reflects the life expectancy of plan participants, and a discount rate used to determine the projected benefit obligation. For 2024, pension expense / (income) was determined using an assumed long-term rate of return on plan assets of 5.20% for the Defined Benefit Pension Plan and 6.35% for the Supplemental Retirement Plan. As of the December 31, 2024 measurement date, AES Indiana increased the discount rate from 5.15% to 5.66% for the Defined Benefit Pension Plan and decreased the discount rate from 5.66% to 5.16% for the Supplemental Retirement Plan. The discount rate assumptions affect the pension expense / (income) determined for 2025. In addition, AES Indiana increased the expected long-term rate of return on plan assets from 5.20% to 5.75% for the Defined Benefit Pension Plan and decreased from 6.35% to 6.15% for the Supplemental Retirement Plan for 2025. The expected long-term rate of return assumptions affect the pension expense / (income) determined for 2025. The effect on 2025 total pension expense / (income) of a 25 basis point increase and decrease in the assumed discount rate is $(0.7) million and $0.7 million, respectively.

In determining the discount rate to use for valuing liabilities, we use the market yield curve on high-quality fixed income investments as of December 31, 2024. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Pension Plan Assets and Fair Value Measurements

Pension plan assets consist of investments in cash and cash equivalents, government debt securities, and mutual funds (equity and debt). Differences between actual portfolio returns and expected returns may result in increased or reduced pension costs in future periods. Pension costs for 2024 are determined as of the plans' measurement date of December 31, 2024. Pension costs are determined for the following year based on the market value of pension plan assets, expected employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

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

The following table summarizes AES Indiana’s target pension plan allocation for 2024:

Asset Category:	Target Allocations
Equity Securities	13.5%
Debt Securities	86.5%

	Fair Value Measurements at
	December 31, 2024
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Common collective trusts:
Equities (a)	$76,939	$2,325	$74,614	14%
Debt securities (b)	364,121	1,135	362,986	65%
Government debt securities (c)	115,228	373	114,855	21%
Total common collective trusts	556,288	3,833	552,455	100%
Cash and cash equivalents (d)	2,906	2,906	—	—%
Total pension plan assets	$559,194	$6,739	$552,455	100%

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

Pension Funding

AES Indiana contributed $0.0 million, $0.1 million, and $0.4 million to the Pension Plans in 2024, 2023 and 2022, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Indiana’s funded target liability percentage was estimated to be 89%. In general, AES Indiana must contribute the normal service cost earned by active participants during the plan year; however, this amount can be offset by any surplus or credit balance carried by the Pension Plan. The normal cost is expected to be approximately $5.6 million in 2025 (including $0.4 million for plan expenses), which is expected to be fully offset by the surplus amount. Each year thereafter, if the Pension Plans' underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. AES Indiana does not expect to make an employer contribution for the calendar year 2025. AES Indiana’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2024, 2023 and 2022 were $37.2 million, $73.3 million and $38.6 million, respectively. Benefit payments, which reflect future service, are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2025	$39,526
2026	40,694
2027	41,020
2028	41,660
2029	41,681
2030 through 2034	205,297

10. EQUITY

Cumulative Preferred Stock

AES Indiana previously had five separate series of cumulative preferred stock. On December 30, 2022 (the “Redemption Date”), AES Indiana redeemed all of its issued and outstanding preferred stock for $60.1 million. On the Redemption Date, the Preferred Stock of each series was redeemed with all applicable premiums, plus, in each case an amount equal to all accrued dividends payable with respect to such Preferred Stock to the Redemption Date. Dividends on the Preferred Stock ceased to accrue on the Redemption Date. Upon redemption, the Preferred Stock was no longer outstanding, and all rights of the holders thereof as shareholders of AES Indiana ceased to exist, except for the right to payment of the redemption price. AES Indiana recorded a charge of $0.3 million on the redemption for the difference between the carrying value and redemption value of the preferred shares.

Paid in Capital and Capital Stock

During 2024 and 2022, AES Indiana received equity capital contributions of $225.0 million and $253.0 million, respectively, from IPALCO. The proceeds are intended primarily for funding needs related to AES Indiana’s capital expenditure program.

All of the outstanding common stock of AES Indiana is owned by IPALCO. AES Indiana’s common stock is pledged under the 2024 IPALCO Notes and 2030 IPALCO Notes. There have been no changes in the capital stock of AES Indiana during the three years ended December 31, 2024.

Dividend Restrictions

AES Indiana’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of AES Indiana issued under its mortgage remains outstanding, and subject to certain exceptions, AES Indiana is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to AES Indiana’s articles, no dividends may be paid or accrued, and no other distribution may be made on AES Indiana’s common stock unless dividends on all outstanding shares of AES Indiana preferred stock have been paid or declared and set apart for payment. As of December 31, 2024, and as of the filing of this report, AES Indiana was in compliance with these restrictions.
Additionally, all of AES Indiana's preferred stock was redeemed on December 30, 2022 (see "Cumulative Preferred Stock" above for further details).

AES Indiana is also restricted in its ability to pay dividends if it is in default under the terms of its Credit Agreement and $400 million Term Loan Agreement, which could happen if AES Indiana fails to comply with certain covenants. These covenants, among other things, require AES Indiana to maintain a ratio of total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2024, and as of the filing of this report, AES Indiana was in compliance with all covenants and no event of default existed.

During the years ended December 31, 2024, 2023 and 2022, AES Indiana declared dividends to its shareholder totaling $154.6 million, $140.2 million, and $127.2 million, respectively.

Equity Transactions with Noncontrolling Interests

The Hardy Hills Solar Project and the Pike County BESS Project are financed with a tax equity structure, in which a tax equity investor receives a portion of the economic attributes of the facility, including tax attributes, that vary over the life of the project.

On December 1, 2023, AES Indiana, through a wholly-owned subsidiary, sold a noncontrolling interest in the Hardy Hills Solar Project to a tax equity investor. Through December 31, 2024, the tax equity investor has made total contributions of $126.2 million under the agreement, including $46.9 million contributed in May 2024 upon final completion of the project, and noncontrolling interest was recorded by AES Indiana at the amount of cash contributed.

On December 6, 2024, AES Indiana, through a wholly-owned subsidiary, sold a noncontrolling interest in the Pike County BESS Project to a tax equity investor. Through December 31, 2024, the tax equity investor made contributions of $38.1 million, recorded as Redeemable stock of subsidiaries on the Consolidated Balance Sheets at the amount of cash contributed. The redemption feature of the tax equity partnership agreement is contingent upon the underlying assets being placed in service by a guaranteed date. The Company has concluded it is probable that the project will be placed in service by the guaranteed date; therefore, the noncontrolling ownership interest is not probable of becoming redeemable and subsequent adjustments to the carrying value were not required.

11. COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2024, these include:

	Payments due in:
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Purchase obligations:
Coal, gas, power purchased and
related transportation	$643.8	$176.8	$201.2	$171.7	$94.1
Other	$227.5	$220.5	$2.8	$4.2	$—

Purchase obligations:

Purchase commitments for coal, gas, power purchased and related transportation:

AES Indiana enters into long-term contracts for the purchase of coal, gas, power purchased and related transportation. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:

At December 31, 2024, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates, as well as obligations under long-term construction contracts. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives (see Note 6, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 8, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 9, "Benefit Plans") and (v) contingencies

(see Note 11, "Commitments and Contingencies"). See the indicated notes to the Financial Statements for additional information on the items excluded.

Contingencies

Subsidiary Guarantees

In connection with AES Indiana's renewable projects financed with a tax equity structure, AES Indiana has expressly undertaken limited obligations and commitments on behalf of certain of the Company's subsidiaries, which will only be effective or will be terminated upon the occurrence of future events. As of December 31, 2024, the maximum undiscounted potential exposure to tax equity financing related guarantees was $164.4 million.

Legal Matters

AES Indiana is involved in litigation arising in the normal course of business. AES Indiana accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on AES Indiana’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of December 31, 2024 and 2023.

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

Environmental Matters

AES Indiana is subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of AES Indiana's employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. AES Indiana cannot assure that it has been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of December 31, 2024 and 2023.

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

12. RELATED PARTY TRANSACTIONS

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. AES Indiana is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including AES Indiana, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by the third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to AES Indiana of coverage under the property insurance program with AES Global Insurance Company was approximately $11.6 million, $11.7 million, and $9.5 million in 2024, 2023 and 2022, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, AES Indiana had prepaid approximately $7.9 million and $7.5 million, respectively, for coverage under these plans, which is recorded in "Prepayments and other current assets" on the accompanying Consolidated Balance Sheets.

AES Indiana participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $20.1 million, $19.0 million, and $25.2 million in 2024, 2023 and 2022, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations. AES Indiana had no prepaids for coverage under this plan as of December 31, 2024 and 2023, respectively.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including AES Indiana. Under a tax sharing agreement with IPALCO, AES Indiana is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. AES Indiana had a receivable balance under this agreement of $0.0 million and $5.1 million as of December 31, 2024 and 2023, respectively, which is recorded in “Taxes receivable” on the accompanying Consolidated Balance Sheets. See Note 8, "Income Taxes" for more information.

Long-term Compensation Plan

During 2024, 2023 and 2022, many of AES Indiana’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2024, 2023 and 2022 was $0.5 million, $0.3 million and $0.2 million, respectively, and was included in “Operating expenses - Operation and maintenance” on AES Indiana’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on AES Indiana’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 9, “Benefit Plans” for a description of benefits awarded to AES Indiana employees by AES under the RSP.

Service Company

The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of certain AES U.S. companies, including among other companies, AES Indiana. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Indiana, are not subsidizing costs incurred for the benefit of other businesses.

The following table provides a summary of our related party transactions:

	Years Ended December 31,
	2024	2023	2022
	(In Millions)
Transactions included in Operation and Maintenance on the Consolidated Statements of Operations:
Charges from the Service Company	$85.2	$73.6	$60.1
Charges to the Service Company	$15.4	$11.9	$10.0
Services provided by other related parties	$6.7	$7.4	$5.7

Transactions primarily included in Property, plant and equipment, net and Intangible assets, net on the Consolidated Balance Sheets:
Charges from the Service Company	$15.9	$47.1	$22.7

Balances with related parties (included in Prepayments and other current assets and Accounts Payable on the Consolidated Balance Sheets):	At December 31, 2024	At December 31, 2023
Prepayments and other current assets	$13.3	$—
Accounts payable	$—	$25.6

Other

In the second quarter of 2023, AES Indiana engaged a vendor that is a related party through a competitive RFP process as part of its replacement capacity resource construction projects. AES Indiana had payments of $72.9 million and $223.3 million to this vendor during 2024 and 2023, respectively, which is recorded primarily in "Property, plant and equipment, net" on the accompanying Consolidated Balance Sheets.

13. BUSINESS SEGMENTS

All of AES Indiana’s current business consists of the generation, transmission, distribution and sale of electric energy, and therefore AES Indiana has only one reportable segment, led by our Chief Executive Officer and Chief Financial Officer, who, collectively, are the Chief Operating Decision Maker. The primary segment performance measures are income / (loss) before income tax and net income / (loss) as management has concluded that these measures best reflect the underlying business performance of AES Indiana and are the most relevant measures considered in AES Indiana's internal evaluation of the financial performance of its segment. The Chief Operating Decision Maker uses income / (loss) before income tax and net income / (loss) in the annual budget and forecasting process, including making decisions on reinvesting profits to support AES Indiana’s growth. On a monthly basis, the Chief Operating Decision Maker reviews variances in budget versus actual results and monitors changes in forecasted results to assess the underlying operating performance and analyze risks and opportunities for AES Indiana. See Note 1, "Overview and Summary of Significant Accounting Policies" for further information on AES Indiana.

The following table provides information about AES Indiana’s business segment (in thousands):

	2024	2023	2022
Revenue	$1,643,793	$1,649,917	$1,791,711

Fuel	359,132	494,000	568,676
Power purchased	148,412	159,908	199,860
Operation and maintenance	475,778	477,497	493,454
Depreciation and amortization	329,468	287,863	266,504
Taxes other than income taxes	27,478	24,865	33,048
Allowance for equity funds used during construction	(3,991)	(9,315)	(4,784)
Interest expense	129,023	99,051	87,428
Other segment items (a)	3,102	285	(15,337)
Income/(loss) before income tax	175,391	115,763	162,862
Income tax expense / (benefit)	38,763	25,666	32,887
Net income / (loss)	$136,628	$90,097	$129,975

Capital expenditures (b)	$954,995	$902,705	$496,510

	As of December 31,
	2024	2023	2022
Total assets	$7,123,241	$6,129,581	$5,559,977

(a) Other segment items primarily includes other miscellaneous gains and losses in Other (expense) income, net.
(b) Capital expenditures includes $23,673 thousand, $0 thousand and $0 thousand of payments for financed capital expenditures in 2024, 2023 and 2022, respectively.

14. REVENUE

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

AES Indiana’s revenue from contracts with customers was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Revenue from contracts with customers	$1,616,000	$1,616,462	$1,759,971

The following table presents AES Indiana's revenue from contracts with customers and other revenue (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Retail Revenue
Retail revenue from contracts with customers:
Residential	$688,728	$660,559	$688,487
Small commercial and industrial	250,777	241,800	247,655
Large commercial and industrial	606,565	619,899	625,351
Public lighting	10,366	9,767	9,832
Other (1)	10,638	14,016	17,845
Total retail revenue from contracts with customers	1,567,074	1,546,041	1,589,170
Alternative revenue programs	24,964	30,414	29,171
Wholesale Revenue
Wholesale revenue from contracts with customers	37,519	56,557	148,517
Miscellaneous Revenue
Capacity revenue	305	8,210	11,750
Transmission and other revenue	11,102	5,654	10,534
Total miscellaneous revenue from contracts with customers	11,407	13,864	22,284
Other miscellaneous revenue (2)	2,829	3,041	2,569
Total Revenue	$1,643,793	$1,649,917	$1,791,711

(1) Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2) Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were as follows (in thousands):

	As of December 31,
	2024	2023
Receivables from contracts with customers	$298,984	$218,822

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

15. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	December 31, 2024	December 31, 2023
Assets
Right-of-use assets — finance leases	Other non-current assets	$86,707	$16,357
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	217	—
Finance lease liabilities (non-current)	Long-term debt	86,869	17,769
Total finance lease liabilities		$87,086	$17,769

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term — finance leases	36 years	35 years
Weighted-average discount rate — finance leases	5.67%	5.30%

The following table summarizes the components of lease expense recognized in "Operating Costs and Expenses" on the accompanying Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively (in thousands):

	For the Year Ended December 31,
Components of Lease Cost	2024	2023	2022
Finance lease cost:
Amortization of right- of-use assets	$638	$445	$542
Interest on lease liabilities	1,585	933	782
Total lease cost	$2,223	$1,378	$1,324

Operating cash outflows from finance leases were $3.9 million, $0.6 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of December 31, 2024 for 2025 through 2029 and thereafter (in thousands):

Finance Leases
2025	$4,476
2026	4,565
2027	4,657
2028	4,750
2029	4,845
Thereafter	205,039
Total	228,332
Less: Imputed interest	(141,246)
Present value of lease payments	$87,086

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Total lease revenue	$1,452	$1,537	$1,134

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	December 31, 2024	December 31, 2023
Gross assets	$4,387	$4,341
Less: Accumulated depreciation	(1,426)	(1,222)
Net assets	$2,961	$3,119

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future minimum lease receipts through 2029 and thereafter (in thousands):

Operating Leases
2025	$553
2026	554
2027	554
2028	354
2029	314
Thereafter	577
Total	$2,906

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

The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. As disclosed in our Form 10-K for the fiscal year ended December 31, 2023, management determined that material weaknesses in the internal control over financial reporting existed as of December 31, 2023, related to the fourth quarter 2023 implementation of SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. Management identified control deficiencies that aggregated to material weaknesses in the design and operation of information technology general controls (“ITGCs”) which supported the Company’s internal control processes for revenue recognition and related accounts and disclosures impacted by revenue recognition. The design deficiencies related to user access and program change-management controls. Business process controls (automated and manual) and management review controls reliant on SAP IS-U were deemed ineffective as they were adversely impacted by the ineffective ITGCs.

During the year ended December 31, 2024, management implemented measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated. The remediation actions included: (i) changes to our ITGC attributes in the areas of user access and program change-management for systems supporting the Company’s revenue internal control processes to ensure that internal controls are designed and operating effectively; (ii) implementation of improvements to streamline control execution by adjusting system configurations, automating tasks, and allocating additional resources to enhance user access and change management activities; and (iii) training and educating the control owners on ITGC policies concerning the requirements of each control, with a focus on those related to user access and program change-management over IT systems impacting the Company's revenue process. Management has completed the documentation and testing of these corrective actions, and as of December 31, 2024, management concluded that the material weaknesses have been remediated. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Except for the remediation of the material weaknesses related to the implementation of the SAP IS-U system discussed above, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2024	2023
Audit Fees	$1,647,294	$1,442,837
Audit Related Fees:
Fees for the audit of AES Indiana’s employee benefit plans	71,400	70,000
Assurance services for debt offering documents	150,000	—
Other	10,200	10,000
Total Principal Accountant Fees and Services	$1,878,894	$1,522,837

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
Third Supplemental Indenture, dated as of April 1, 1949 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Tenth Supplemental Indenture, dated as of October 1, 1960 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Eighteenth Supplemental Indenture, dated as of February 15, 1974 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Forty-Eighth Supplemental Indenture, dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Third Supplemental Indenture, dated as of October 1, 2006 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 Form 10-K)
Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)
Sixty-Third Supplemental Indenture, dated as of September 1, 2015 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on September 28, 2015)
Sixty-Fourth Supplemental Indenture, dated as of May 1, 2016 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2016 Form 10-Q)
Sixty-Fifth Supplemental Indenture, dated as of December 1, 2016 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2016 Form 10-K)
Sixty-Sixth Supplemental Indenture, dated as of November 1, 2018 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2018 Form 10-K)
Sixty-Seventh Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit No. 4.3A to IPALCO's December 31, 2020 Form 10-K)
Sixty-Eighth Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit No. 4.3B to IPALCO's December 31, 2020 Form 10-K)
Sixty-Ninth Supplemental Indenture, dated as of July 1, 2021 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's June 30, 2021 Form 10-Q)
Seventieth Supplemental Indenture, dated as of July 1, 2021 (Incorporated by reference to Exhibit No. 4.2 to IPALCO's June 30, 2021 Form 10-Q)
Seventy-First Supplemental Indenture, dated as of November 15, 2022 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2022 Form 10-K)
Seventy-Second Supplemental Indenture, dated as of March 1, 2024 (Incorporated by reference to Exhibit No. 4.4 to IPALCO's March 18, 2024 Form 8-K)
4.4
Indenture between IPALCO Enterprises, Inc. and U.S. Bank National Association, as Trustee, dated April 14, 2020 for the 4.250% Senior Secured Notes due 2030 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's April 14, 2020 Form 8-K)

4.5
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated April 14, 2020 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended and supplemented (Incorporated by reference to Exhibit No. 4.2 to IPALCO's April 14, 2020 Form 8-K)

4.6
Indenture between IPALCO Enterprises, Inc. and U.S. Bank Trust Company, National Association, as Trustee, dated March 14, 2024 for the 5.750% Senior Secured Notes due 2034 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's March 18, 2024 Form 8-K)

4.7
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated March 14, 2024 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended and supplemented (Incorporated by reference to Exhibit No. 4.2 to IPALCO's March 18, 2024 Form 8-K)

10.1
Interconnection Agreement, dated April 1, 2008, between American Electric Power Service Corporation, as agent for Indiana Michigan Power Company, and IPL (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.2
Interconnection Agreement, dated December 2, 1968, between IPL and Southern Indiana Gas and Electric Company as modified through Modification Number 11 (Incorporated by reference to Exhibit No. 10.2 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.3
Interconnection Agreement dated December 1, 1981, between IPL and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 6 (Incorporated by reference to Exhibit No. 10.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.4
Tenth Supplemental Agreement to the Interconnection Agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002, amending and completely restating prior agreements (Incorporated by reference to Exhibit No. 10.4 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)

10.5
$350,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, dated December 22, 2022, among Indianapolis Power & Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Joint Bookrunner and Joint Lead Arranger, U.S. Bank, National Association, as Syndication Agent, Joint Bookrunner and Joint Lead Arranger and The Huntington National Bank, as Documentation Agent (Incorporated by reference to Exhibit 10.1 to IPALCO's Current Report on Form 8-K filed on December 23, 2022)

10.6
$400,000,000 Term Loan Agreement, dated August 14, 2024, among Indianapolis Power & Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Bookrunner and Joint Lead Arranger, and U.S. Bank National Association, as Syndication Agent and Joint Lead Arranger (Incorporated by reference to Exhibit No. 10.1 of IPALCO's Form 8-K filed on August 14, 2024)

10.7
Subscription Agreement by and between IPALCO and CDP Infrastructures Fund G.P., a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec dated December 14, 2014 (Incorporated by reference to Exhibit 10.10 to IPALCO’s December 31, 2014 10-K/A)

10.8
IPALCO’s Shareholders’ Agreement by and among AES U.S. Investments, Inc., IPALCO Enterprises, Inc. and CDP Infrastructures Fund G.P. dated as of February 11, 2015 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s March 31, 2015 10-Q)

10.9
The AES Corporation 2023 Long Term Compensation Plan, as amended and restated, dated October 11, 2023 (Incorporated by reference to Exhibit 10.5 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.10
Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.7 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.11
Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.8 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.12
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.9 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.13
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.4 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2015)

10.14
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.11 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.15
The AES Corporation Restoration Supplemental Retirement Plan, as amended and restated, effective October 10, 2023 (Incorporated by reference to Exhibit 10.12 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.16
The AES Corporation Amended and Restated Executive Severance Plan and Summary Plan Description (Incorporated by reference to Exhibit 10.14 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.17
The AES Corporation Performance Incentive Plan, as amended and restated on October 10, 2023 (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Operations
	2024	2023	2022
	(In Thousands)
OTHER INCOME / (EXPENSE), NET:
Equity in income of subsidiaries	$164,922	$116,190	$126,466
Interest expense	(43,127)	(43,877)	(43,805)
Loss on early extinguishment of debt	(329)	—	—
Other income / (expense), net	1,658	(121)	(571)
Total other income, net	123,124	72,192	82,090
INCOME FROM OPERATIONS BEFORE INCOME TAX	123,124	72,192	82,090
Income tax benefit	(10,399)	(10,928)	(11,027)
NET INCOME	$133,523	$83,120	$93,117

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Comprehensive Income
	2024	2023	2022
	(In Thousands)
NET INCOME	$133,523	$83,120	$93,117

Derivative activity:
Change in derivative fair value, net of income tax effect of $(2,193), $(528) and $(15,309), for each respective period	6,626	1,594	46,245
Reclassification to earnings, net of income tax effect of $179, $(1,798) and $(1,798), for each respective period	(542)	5,431	5,431
Net change in fair value of derivatives	6,084	7,025	51,676

Other comprehensive income	6,084	7,025	51,676

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$139,607	$90,145	$144,793

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Balance Sheets
December 31, 2024 and 2023
	2024	2023
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$299	$537
Taxes receivable	9,401	31,341
Derivative assets, current	—	14,294
Prepayments and other current assets	317	7,626
Total current assets	10,017	53,798
OTHER NON-CURRENT ASSETS:
Investment in subsidiaries	2,156,967	1,921,548
Other non-current assets	4,027	3,540
Total other non-current assets	2,160,994	1,925,088
TOTAL ASSETS	$2,171,011	$1,978,886
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt	$—	$404,474
Accounts payable	162	—
Accrued interest	9,115	8,360
Total current liabilities	9,277	412,834
NON-CURRENT LIABILITIES:
Long-term debt	865,390	470,653
Deferred tax liability - long-term	11,809	18,931
Total non-current liabilities	877,199	489,584
Total liabilities	886,476	902,418
SHAREHOLDERS' EQUITY
Paid in capital	1,247,090	1,021,992
Accumulated other comprehensive income	35,378	29,294
Retained earnings	2,067	25,182
Total shareholders' equity	1,284,535	1,076,468
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,171,011	$1,978,886

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Cash Flows
	2024	2023	2022
	(In Thousands)
CASH FLOWS FROM OPERATIONS:
Net income	$133,523	$83,120	$93,117
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings of subsidiaries	(164,922)	(116,190)	(126,466)
Cash dividends received from subsidiary companies	162,100	140,200	127,200
Amortization of deferred financing costs and debt premium	1,079	1,474	1,403
Deferred income taxes – net	(9,136)	9,276	(121)
Change in certain assets and liabilities:
Accounts payable	101	(23)	(194)
Accrued taxes payable/receivable	21,637	(20,022)	(2,406)
Accrued interest	755	—	—
Other – net	2,035	6,798	7,744
Net cash provided by operating activities	147,172	104,633	100,277
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(225,000)	—	(253,000)
Net cash used in investing activities	(225,000)	—	(253,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	400,000	—	—
Retirement of long-term borrowings	(405,000)	—	—
Distributions to shareholders	(156,638)	(104,287)	(101,986)
Equity contributions from shareholders	225,000	—	253,000
Proceeds received from termination of interest rate swaps	23,114	—	—
Deferred financing costs paid and other	(8,886)	—	(2)
Net cash (used in) provided by financing activities	77,590	(104,287)	151,012
Net change in cash, cash equivalents and restricted cash	(238)	346	(1,711)
Cash, cash equivalents and restricted cash at beginning of period	537	191	1,902
Cash, cash equivalents and restricted cash at end of period	$299	$537	$191

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$42,014	$35,569	$35,173
Income taxes	—	—	31,000

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Changes in Equity (Deficit)
	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	(In Thousands)
Balance at January 1, 2022	$848,565	$(29,407)	$(24,558)	$794,600
Net comprehensive income	—	51,676	93,117	144,793
Distributions to shareholders(1)	(33,319)	—	(68,667)	(101,986)
Contributions from shareholders	253,000	—	—	253,000
Other	111	—	—	111
Balance at December 31, 2022	1,068,357	22,269	(108)	1,090,518
Net comprehensive income	—	7,025	83,120	90,145
Distributions to shareholders(1)	(46,457)	—	(57,830)	(104,287)
Other	92	—	—	92
Balance at December 31, 2023	1,021,992	29,294	25,182	1,076,468
Net comprehensive income	—	6,084	133,523	139,607
Distributions to shareholders(1)	—	—	(156,638)	(156,638)
Contributions from shareholders	225,000	—	—	225,000
Other	98	—	—	98
Balance at December 31, 2024	$1,247,090	$35,378	$2,067	$1,284,535

1) IPALCO made return of capital payments of $46.5 million and $33.3 million in 2023 and 2022, respectively, for the portion of current year distributions to shareholders in excess of current year net income at the time of distribution.

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

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Unconsolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the years ended December 31, 2024, 2023, or 2022. Any unrealized gains or losses are recorded in "Other income / (expense), net" on the accompanying Unconsolidated Statements of Operations.

Financial Assets

Interest Rate Hedges

In March 2024, IPALCO's interest rate hedges with a combined notional amount of $400.0 million were terminated in conjunction with the issuance of the 2034 IPALCO Notes. All changes in the market value of the interest rate hedges are recorded in AOCI. See also Note 3, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Summary

The fair value of assets at December 31, 2024 and 2023 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of December 31, 2024				Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$86	$—	$—	$86	$127	$—	$—	$127
Mutual funds	3,947	—	—	3,947	3,425	—	—	3,425
Total VEBA investments	4,033	—	—	4,033	3,552	—	—	3,552
Interest rate hedges	—	—	—	—	—	14,294	—	14,294
Total financial assets measured at fair value	$4,033	$—	$—	$4,033	$3,552	$14,294	$—	$17,846

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

The following table shows the face value and the fair value of fixed-rate indebtedness (Level 2) for the periods ending:

	December 31, 2024		December 31, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$875,000	$849,024	$880,000	$839,471
Total indebtedness	$875,000	$849,024	$880,000	$839,471

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $8.3 million and $4.6 million at December 31, 2024 and 2023, respectively; and
•unamortized discounts of $1.3 million and $0.3 million at December 31, 2024 and 2023, respectively.

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The fair values of cash flow hedges are determined by current public market prices. The change in the fair value of a hedging instrument is recorded in AOCI and amounts deferred are reclassified to earnings in the same income statement line as the hedged item in the period in which it settles.

IPALCO’s three forward-starting interest rate swaps with a combined notional value of $400.0 million were terminated for total cash proceeds of $23.1 million in conjunction with the issuance of the 2034 IPALCO Notes in March 2024. AOCI of $95.4 million associated with the interest rate swaps through the date of the termination will be amortized out of AOCI into interest expense over the 10-year life of the 2034 IPALCO Notes. IPALCO previously de-designated three forward-starting interest rate swaps used to hedge the interest risk associated with refinancing the IPALCO 2020 maturities. AOCL of $72.3 million was frozen at the date of de-designation, which is currently being amortized into interest expense over the remaining life of the 2030 IPALCO Notes.

The following tables provide information on gains or losses recognized in AOCI / (AOCL) for the cash flow hedges for the period indicated:

	Interest Rate Hedges for the Year Ended December 31,
$ in thousands (net of tax)	2024	2023	2022
Beginning accumulated derivative gain / (loss) in AOCI / (AOCL)	$29,294	$22,269	$(29,407)

Net gains associated with current period hedging transactions	6,626	1,594	46,245
Net losses reclassified to interest expense	(542)	5,431	5,431
Ending accumulated derivative gain / (loss) in AOCI / AOCL)	$35,378	$29,294	$22,269

Net gain expected to be reclassified to earnings in the next twelve months	$1,737

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2024 and 2023, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments:

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2024	2023
Interest rate hedges	Cash Flow Hedge	Derivative assets, current	$—	$14,294

4. DEBT

The following table presents IPALCO’s long-term indebtedness:

		December 31,
Series	Due	2024		2023
		(In Thousands)
Long-Term Debt
3.70% Senior Secured Notes	September 2024	$—		$405,000
4.25% Senior Secured Notes	May 2030	475,000		475,000
5.75% Senior Secured Notes	April 2034	400,000	—	—
Unamortized discount – net		(1,331)		(319)
Deferred financing costs – net		(8,279)		(4,554)
Total long-term debt		865,390		875,127
Less: current portion of long-term debt		—		405,000
Net long-term debt		$865,390		$470,127

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2024, 2023 and 2022
(In Thousands)
Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Net Write-offs	Balance at End of Period
Year ended December 31, 2024
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,283	$28,417	$—	$902	$29,798
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$3,440	$—	$20,480	$3,440	$20,480
Year ended December 31, 2023
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$1,117	$8,930	$—	$7,764	$2,283
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$5,160	$736	$—	$2,456	$3,440
Year ended December 31, 2022
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$647	$7,478	$—	$7,008	$1,117
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$3,107	$2,053	$—	$—	$5,160

AES INDIANA and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2024, 2023 and 2022
(In Thousands)
Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Net Write-offs	Balance at End of Period
Year ended December 31, 2024
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,283	$28,417	$—	$902	$29,798
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$3,440	$—	$20,480	$3,440	$20,480
Year ended December 31, 2023
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$1,117	$8,930	$—	$7,764	$2,283
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$5,160	$736	$—	$2,456	$3,440
Year ended December 31, 2022
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$647	$7,478	$—	$7,008	$1,117
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$3,107	$2,053	$—	$—	$5,160

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    IPALCO ENTERPRISES, INC.
                    (Registrant)

Date:    March 5, 2025                /s/ Kenneth J. Zagzebski
                    Kenneth J. Zagzebski
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Kenneth J. Zagzebski	President, Chief Executive Officer, Director and Chairman (Principal Executive Officer)	March 5, 2025
Kenneth J. Zagzebski
/s/ Ricardo Manuel Falú	Director	March 5, 2025
Ricardo Manuel Falú
/s/ Bernerd Da Santos	Director	March 5, 2025
Bernerd Da Santos
/s/ Paul L. Freedman	Director	March 5, 2025
Paul L. Freedman
/s/ Susan Harcourt	Director	March 5, 2025
Susan Harcourt
/s/ Marc Michael	Director	March 5, 2025
Marc Michael
/s/ Stephen Coughlin	Director	March 5, 2025
Stephen Coughlin
/s/ Tish Mendoza	Director	March 5, 2025
Tish Mendoza
/s/ Frédéric Lesage	Director	March 5, 2025
Frédéric Lesage
/s/ Olivier Roy Durocher	Director	March 5, 2025
Olivier Roy Durocher
/s/ Gustavo Garavaglia	Director, Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2025
Gustavo Garavaglia
/s/ Karin M. Mehringer	Controller (Principal Accounting Officer)	March 5, 2025
Karin M. Mehringer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.