Form 10-K/A
period 2024-12-31
IPALCO ENTERPRISES, INC.
filed 2025-04-30
CIK 728391

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

At April 15, 2025, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which (i) 89,685,177 shares were owned by AES U.S. Investments, Inc. (“AES U.S. Investments”), which is owned by AES U.S. Holdings, LLC (“AES U.S. Holdings”) and (ii) 19,222,141 shares were owned by CDP Infrastructures Fund L.P. (“CDPQ”), a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec, a Canadian pension fund manager. AES U.S. Holdings is a wholly-owned subsidiary of The AES Corporation (“AES”).

DOCUMENTS INCORPORATED BY REFERENCE
None.

Audit Firm PCAOB ID	Auditor Name	Auditor Location
42	Ernst & Young LLP	Indianapolis, Indiana
EXPLANATORY NOTE
IPALCO Enterprises, Inc. (the “Company,” “IPALCO,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2025, to include the information required by Items 10 through 13 of Part III of Form 10-K. This information was previously omitted from the 2024 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12 and 13) of Form 10-K to be incorporated by reference into the 2024 10-K and to delete the references to the definitive proxy statement in Part III of the 2024 10-K. The cover page of the 2024 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.

Except as described above, no other changes have been made to the 2024 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2024 10-K. This Amendment does not reflect events occurring after the date of the filing of the 2024 10-K, nor does it amend, modify or otherwise update any other information in the 2024 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with the 2024 10-K and with our filings with the SEC subsequent to the filing of the 2024 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also amends and restates Part IV, Item 15 to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto, and other applicable exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Terms used but not defined herein are as defined in the 2024 10-K.

i

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Set forth below is certain information regarding each of IPALCO’s current directors as of April 15, 2025, including the qualifications of such persons to serve as directors. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. Please see “Corporate Governance-Nomination of Directors” below for a discussion of certain rights with respect to the nomination and election of directors held by certain of IPALCO’s shareholders.

Stephen Coughlin, 53, has been a Director of IPALCO since November 2021. Mr. Coughlin has served as Executive Vice President and Chief Financial Officer of AES since October 2021. Prior to assuming his current position, he led AES’ Corporate Strategy and Financial Planning teams and served as the Chair of the AES’ Investment Committee. Prior to that role, he served as the Chief Executive Officer of Fluence Energy, LLC, a subsidiary of Fluence Energy, Inc. (“Fluence”), a leader in energy storage products and services, and cloud-based software for renewables and storage assets. Mr. Coughlin joined AES in 2007 and spent his early years with the company leading Financial Planning & Analysis for AES’s renewables portfolio. Mr. Coughlin also serves as a director or officer of other AES affiliates, including as a Director of AES Clean Energy Development Holdings, LLC and AES U.S. Investments. Mr. Coughlin brings extensive experience in finance and accounting to the Company’s Board of Directors (the “Board”). Mr. Coughlin received a bachelor's degree in commerce and finance from the University of Virginia and a Master of Business Administration degree from the University of California at Berkeley.

Bernerd Da Santos, 61, has been a Director of IPALCO since January 2021. Mr. Da Santos is the Executive Vice President and President of the US & Renewables at AES. Previously, Mr. Da Santos held several positions at AES, including Chief Operating Officer and Executive Vice President from December 2017 to July 2023, Chief Operating Officer and Senior Vice President from 2014 to 2017, Chief Financial Officer, Global Finance Operations from 2012 to 2014, Chief Financial Officer of Global Utilities from 2011 to 2012, Chief Financial Officer of Latin America and Africa from 2009 to 2011, Chief Financial Officer of Latin America from 2007 to 2009, Managing Director of Finance for Latin America from 2005 to 2007, and VP and Controller of La Electricidad de Caracas (“EDC”) (Venezuela). Prior to joining AES in 2000, Mr. Da Santos held a number of financial leadership positions at EDC. Mr. Da Santos serves as a director or officer of other AES affiliates, including as a Director of Indianapolis Power & Light Company, doing business as AES Indiana (“AES Indiana”), AES Andes, AES Mong Duong Power Co. Ltd., and Son My LNG Terminal LLC. Mr. Da Santos brings extensive industry operational and finance experience to the Board. Mr. Da Santos holds a bachelor's degree with Cum Laude distinction in Business Administration and Public Administration from Universidad José Maria Vargas, a bachelor's degree with Cum Laude distinction in Business Management and Finance, and an MBA with Cum Laude distinction from Universidad José Maria Vargas.

Brandi Davis-Handy, 46, has served as President of AES Indiana since February 2024 and a Director of AES Indiana since June 2021, and as a Director of IPALCO since April 2025. Ms. Davis-Handy previously served as Chief Customer Officer for the AES US Utilities, including AES Indiana and The Dayton Power and Light Company, doing business as AES Ohio (“AES Ohio”), from July 2022 to February 2024. Ms. Davis-Handy also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments. Ms. Davis-Handy also has served as Chief Public Relations Officer for the AES US Utilities since rejoining AES in February 2021. Prior to that, Ms. Davis- Handy served as Executive Vice President and Chief Marketing and Communications Officer for Project Lead the Way from August 2019 through January 2021 and as Vice President, Enterprise Communications and Events of OneAmerica from June 2018 to July 2019. Ms. Davis-Handy initially joined AES in 2013, serving as Director, External Communications for AES Indiana from February 2013 to June 2016 and as Communications Leader for the AES US Utilities from June 2016 to May 2018. She also previously served as Communications Manager for the Great Lakes Division of the American Cancer Society from June 2010 to February 2013. Ms. Davis-Handy brings extensive experience in customer operations, customer relations and corporate communications to the Board. Ms. Davis-Handy received a B.A. from Hampton University. Ms. Davis-Handy is an active community leader in Central Indiana, serving as Board President of GANGANG, and as a board member for the Indy Chamber, Indiana Energy Association, Indiana Sports Corporation, 500 Festival, Indiana University Indianapolis Advisory Council, Urban League of Central Indiana, Indianapolis Economic Development Inc., the 2025 WNBA All-Star Game, and Lynx Capital Corporation. She is a graduate of the Stanley K. Lacy Executive Leadership Series.

Ricardo Manuel Falú, 45, has been a Director of IPALCO since August 2023. Mr. Falú has served as Executive Vice President and Chief Operating Officer of AES since February 2024. Prior to assuming his current position, Mr. Falú was Senior Vice President and Chief Operating Officer of AES from July 2023 to February 2024 and Senior Vice President and Chief Strategy and Commercial Officer from August 2022 to July 2023. Since March 2023, Mr. Falú has also served as President of the New Energy Technologies Strategic Business Unit of AES. Mr. Falú joined AES in 2003 and, prior to his current roles, served as President of the Andes region from January 2022 to August 2022 and Chief Executive Officer of AES Andes from April 2018 to August 2022, which includes AES Chile, AES Colombia, and AES Argentina. Before that, Mr. Falú served as the Chief Financial Officer for AES’ businesses in the Andes region from 2014 to April 2018 and as Chief Financial Officer for AES’ businesses in the Mexico, Central American, and Caribbean region from 2012 to 2014. Mr. Falú serves as a director or officer of other AES affiliates, including as a Director of DPL Inc. (“DPL”), AES U.S. Investments, Fluence Energy, Inc., AES Andes, and AES Colombia. Mr. Falú brings to the Board his extensive experience in operations, strategic planning, and finance. Prior to joining AES, Mr. Falú worked as an external auditor, accounting analyst, and financial consultant in Argentina. He holds a Certified Public Accountant degree from the Universidad Nacional de Salta in Argentina and an Executive MBA, graduating Summa Cum Laude from the IAE Business School. He also holds a diploma from the Wharton Advanced Management Program, a Certificate in Management from Darden, and has completed other executive financial and management studies at Darden, Wharton, and Harvard.

Renaud Faucher, 60, has been a Director of IPALCO since March 2025. Mr. Faucher is also a member of the Board of Directors of AES U.S. Investments. Mr. Faucher brings extensive experience in construction, project management and finance to the Board. Mr. Faucher joined CDPQ in 2006, and he is currently Managing Director, Infrastructure where he is responsible for the management of the infrastructure investments in North America. From 1998 to 2006, he held different positions within wholly owned international subsidiaries of Hydro-Québec as Director Investments, Vice President Finance and Vice President Risk Management. From 1992 to 1998, Mr. Faucher worked on the financing and management of independent power plants across Canada. From 1986 to 1990, Mr. Faucher worked as a project engineer on the construction of large infrastructure projects in Canada and Europe, including the Channel Tunnel project. Mr. Faucher currently sits on the boards of Noverco Inc. (“Noverco”), Energir, Colonial Pipeline Co., Southern Star Central Gas Pipeline, and Greater Changhua Offshore Wind Farm. Previously, Mr. Faucher was a member of the LLC committee of Cross-Sound Cable Company LLC (a submarine power cable between Connecticut and Long Island), a director of Sedna (a long-term healthcare services provider in Québec), of Southern Star Central Gas Pipeline (an interstate pipeline in the United States), of Noverco (a holding company with investments in Gaz Metro and Enbridge), of AviAlliance Capital (formerly Hochtief Airport Capital in Germany), on the Supervisory Board of Budapest Airport, on Heathrow Airport Holdings and on the members committee of Invenergy Wind LLC. Mr. Faucher holds a Bachelor's in Civil Engineering from École Polytechnique de Montréal, as well as an M.B.A. from Concordia University and a DESS (specialized graduate diploma) in Accounting from ESG-UQAM. He is a member of l’ordre des Ingénieurs du Québec, of CPA Québec and of the Institute of Corporate Directors (ICD).

Paul L. Freedman, 55, has been a Director of IPALCO since February 2015. Mr. Freedman has served as Executive Vice President, General Counsel and Corporate Secretary of AES since February 2021. Prior to assuming his current position, Mr. Freedman was Senior Vice President and General Counsel of AES from February 2018, Corporate Secretary from October 2018, Chief of Staff to the Chief

Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, and from 2007 to 2014 he held a variety of other positions in the AES legal group. Mr. Freedman serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and previously served as a Director of AES Ohio until April 2025. Mr. Freedman brings to the Board his legal and industry experience together with his experience at AES in a wide range of areas, including commercial transactions, financings, corporate strategy, regulatory and environmental matters, and corporate governance. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development, and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center. He is also currently on the board of directors of the Business Council for International Understanding and the Coalition for Integrity.

Gustavo Garavaglia, 39, has been a Director of IPALCO and AES Indiana since April 2024. Mr. Garavaglia has served as Vice President and Chief Financial Officer of IPALCO and AES Indiana since rejoining AES in April 2024. Mr. Garavaglia also serves as Vice President and Chief Financial Officer of the US and Utilities, including AES Ohio and DPL, and serves as director or officer of other AES affiliates, including as a Director of DPL, AES Ohio and AES U.S. Investments, and as Vice President and Chief Financial Officer of AES U.S. Investments. Mr. Garavaglia brings extensive experience in finance and accounting to the Board. Prior to rejoining AES, Mr. Garavaglia served as Chief Financial Officer of Vale Base Metals from April 2022 to April 2024. Prior to joining Vale, a mining company, Mr. Garavaglia spent twelve years at AES, serving as Chief Financial Officer of IPALCO and AES Indiana from November 2018 to March 2022. Mr. Garavaglia also served as a director of AES Indiana from March 2019 to April 2022, and as a director or officer of other AES affiliates, including as Chief Financial Officer of DPL and AES Ohio. Prior to that, Mr. Garavaglia held several other positions while at AES, including as the Director of Financial Planning & Analysis and Development & Transactions for AES Mexico, Central America and the Caribbean (“AES MCAC”), Senior Manager of Development & Transactions for AES MCAC, Investment Analysis and Risk Manager for AES Brazil, M&A Associate for AES, and Strategic Planning Specialist for AES Brazil. Mr. Garavaglia received a Bachelor’s degree in Electrical Engineering from University of Campinas (Unicamp) and a Master’s degree in Business from FGV Brazil, and is a CFA Charterholder.

Susan Harcourt, 42, has been a Director of IPALCO since November 2020. Ms. Harcourt has served as Vice President of Investor Relations at AES since March 2022. Previously, Ms. Harcourt held several positions with AES, including Chief of Staff to the CEO of AES from October 2018 to March 2022, Director, Mergers and Acquisitions from January 2012 through September 2018 and Project Manager, Business Development from July 2010 through December 2011. Ms. Harcourt is also a member of the Board of Directors of AES U.S. Investments. Ms. Harcourt brings extensive experience in business development and strategy to the Board. Ms. Harcourt holds a B.A. in Economics and International Studies from Yale University, a Master of Arts in Energy, Resources, and the Environment from The Johns Hopkins University – Paul H. Nitze School of Advance International Studies, and an M.B.A. in Finance from The Wharton School. She is also currently on the board of directors of Youth For Understanding USA.

Sherry Kohan, 56, has served as a Director of IPALCO since April 2025. Ms. Kohan has served as Senior Vice President and Chief Accounting Officer of AES since November 2022. Ms. Kohan previously served as Interim Vice President and Chief Financial Officer of IPALCO, AES Indiana, DPL and AES Ohio from January 2024 to April 2024. Ms. Kohan also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and previously served as a Director of DPL and AES Ohio until April 2025. Prior to assuming her current position, Ms. Kohan served as Vice President and Controller of AES from February 2020 to November 2022 and Vice President, Global Finance Operations at AES from December 2016 to February 2020. From 2010 to 2016, Ms. Kohan served in various roles in AES’ Financial Planning and Analysis group, starting with responsibilities for Financial Planning and Analysis with respect to AES’ generation businesses in Latin America and expanding to also include utility businesses and businesses in other regions. Ms. Kohan began her career at AES in 2000 overseeing AES’ Securities and Exchange Commission filings, Corporate Accounting matters and providing oversight of the local controllership teams for each of AES’ businesses. Prior to joining AES, Ms. Kohan worked for

Arthur Andersen in the Audit Assurance Practice. Ms. Kohan brings extensive experience in finance and accounting to the Board. Ms. Kohan is a Certified Public Accountant and holds a B.S. in Accounting from the University of Maryland.

Letitia (Tish) Mendoza, 49, has served as a Director of IPALCO since February 2022. Ms. Mendoza has served as Executive Vice President and Chief Human Resources Officer of AES since February 2021. Prior to assuming her current position, Ms. Mendoza was Senior Vice President, Global Human Resources and Internal Communications and Chief Human Resources Officer from 2012, Vice President of Human Resources, Global Utilities from 2011 to 2012, Vice President of Global Compensation, Benefits and HRIS, including Executive Compensation, from 2008 to 2011, and acted in the same capacity as the Director of the function from 2006 to 2008. Ms. Mendoza serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and Fluence Energy, Inc. and sits on AES' employee compensation and benefits committees. Ms. Mendoza also previously served as a Director of AES Ohio until April 2025. Ms. Mendoza brings to the Board her extensive experience in human resource management and development and employee compensation. Prior to joining AES, Ms. Mendoza was Vice President of Human Resources for a product company in the Treasury Services division of JP Morgan Chase and Vice President of Human Resources and Compensation and Benefits at Vastera, Inc, a former technology and managed services company. Ms. Mendoza earned certificates in Leadership and Human Resource Management, and a bachelor's degree in Business Administration and Human Resources.

Marc Michael, 51, has been a Director of IPALCO since April 2019. Mr. Michael has managed a broad range of disputes for AES since 2005. In his current role as VP & Chief Counsel, Global Dispute Resolution, of AES, Mr. Michael oversees material dispute resolution proceedings involving AES and its affiliates, including federal and state litigation, cross-border disputes, domestic and international commercial arbitration, and investment treaty arbitration. Mr. Michael also serves as a Director of AES U.S. Investments. Mr. Michael brings to the Board his legal and industry experience, including extensive experience in legal matters involving contractors and regulators. Prior to joining AES, Mr. Michael worked as a litigation associate at the law firm Winston & Strawn LLP from September 1998 to February 2005. Mr. Michael received a B.A. from The Catholic University of America and a J.D. from The Catholic University of America, Columbus School of Law.

Thomas A. Raga, 59, has served as a Director of IPALCO since April 2025 and has served as the President of AES Ohio since February 2024 and as a Director of AES Ohio since February 2015. Prior to assuming his position of AES Ohio President, Mr. Raga served as Vice President of the AES US Utilities overseeing government relations and Regional Transmission Organization (RTO) affairs from March 2018 to February 2024. Mr. Raga also serves as the Executive Director of the AES Ohio Foundation and as a director or officer of other AES affiliates. Mr. Raga previously served as President and Chief Executive Officer of AES Ohio from May 2015 to March 2018. Since joining AES in 2010, Mr. Raga has held various management roles including overseeing transmission resource planning, customer care, communications, strategic accounts, stakeholder management, and safety and environmental services. Prior to joining AES, Mr. Raga served as Vice President at Sinclair Community College in Dayton and served as a member of the Ohio House of Representatives. Mr. Raga brings extensive legislative leadership and stakeholder relations experience to the Board. Mr. Raga holds a B.S. in agricultural economics from Cornell University. Mr. Raga also currently serves on the boards of the Dayton Development Coalition, Indiana Energy Association, Dayton Business Committee, Dayton Area Chamber of Commerce and Capital Square Foundation.

Olivier Roy Durocher, 36, has been a Director of IPALCO since September 2022. Mr. Roy Durocher is also a member of the Board of Directors of AES U.S. Investments. Mr. Roy Durocher brings extensive experience in strategic planning and financial analysis to the Board. Mr. Roy Durocher has served as Director, Infrastructure Investments of CDPQ since February 2021 and previously served in various other positions in Infrastructure Investments since joining CDPQ in 2013, including as Senior Associate from November 2018 to February 2021, Associate from October 2015 to November 2018, and Analyst from August 2013 to October 2015. Mr. Roy Durocher holds Bachelor’s and Master’s degrees in Finance from

HEC Montréal and is a CFA Charterholder. Mr. Roy Durocher also served on the board of directors of Student Transportation of America from September 2021 to February 2025.

Margaret Tigre, 47, has served as a Director of IPALCO since April 2025. Ms. Tigre is a Senior Vice President and has served as the Chief Tax Officer of AES since April 2013. In addition to her current position, Ms. Tigre served as Chief Risk Officer of AES from April 2022 to March 2025 and as Senior Vice President, Finance for AES Global Controllership from September 2017 to December 2018. Previously, Ms. Tigre held other positions at AES, including Vice President, Global Tax Planning, from January 2012 to March 2013, and Chief of Staff to the COO and subsequently the CEO, from January 2010 to December 2011. Ms. Tigre also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments. Prior to joining AES, Ms. Tigre held various positions with Ernst and Young, Nextel International and Arthur Anderson. Ms. Tigre brings extensive experience in tax and accounting to the Board. Ms. Tigre holds a B.S. in Accounting from George Mason University and an M.S. in Finance from Johns Hopkins University Carey Business School.

Kenneth J. Zagzebski, 65, has been a Director of IPALCO and AES Indiana since March 2009 and has served as Chairman of the Boards of IPALCO and AES Indiana since August 2023. Mr. Zagzebski has served as President and Chief Executive Officer of IPALCO and Chief Executive Officer of AES Indiana since August 2023. Mr. Zagzebski also serves as Senior Vice President and President AES US Utilities (as defined in “Executive Officers” below). In addition, he is a director or officer of other AES affiliates, including as a Director and the Chairman of the Boards of DPL, AES Ohio, and AES U.S. Investments, as President and Chief Executive Officer of DPL and AES U.S. Investments and as Chief Executive Officer of AES Ohio. Prior to rejoining the Utilities Strategic Business Unit as President in August 2023, Mr. Zagzebski served as Chief Operating Officer of AES Clean Energy since April 2022 and as Vice President, AES Southland Project Development, since August 2019. Prior to that, Mr. Zagzebski served as the Chairman of the Boards of IPALCO and AES Indiana from March 2018 to November 2020, President and Chief Executive Officer of IPALCO from April 2011 to March 2018, Interim President and Chief Executive Officer of AES Indiana from July 2015 to June 2016 and President and/or Chief Executive Officer of AES Indiana from April 2011 to March 2014. Mr. Zagzebski joined AES Indiana as Senior Vice President of Customer Operations in September 2007 and has held executive and other positions of increasing responsibility within AES. He brings to the Board more than 30 years of industry experience, including in strategic planning, diverse executive management and utilities field operations. Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr. Zagzebski currently Chairs the Marian University Klipsch Educators College Board of Visitors and serves on the Executive Committee of the Greater Indianapolis Progress Committee.

EXECUTIVE OFFICERS
Set forth below is certain information regarding each of our current executive officers as of April 15, 2025. IPALCO was acquired by AES in March 2001 and is currently a majority-owned subsidiary of AES U.S. Investments. AES Indiana is our primary operating subsidiary. AES utilities businesses, including IPALCO and AES Indiana, their Ohio sister companies, DPL and its indirect, majority-owned primary operating subsidiary, AES Ohio (the “AES US Utilities”), and other generation companies in the United States ("AES US Generation", and, together with the AES US Utilities, for purposes of this report, the "US and Utilities") are part of AES' strategic business units; however, the US and Utilities is not a legal entity. AES U.S. Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the US and Utilities, including among other companies, IPALCO and AES Indiana. As a result of this structure, IPALCO and AES Indiana do not directly employ all of the executives responsible for the management of our business.

Once elected, officers hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. There are no family relationships among our Directors and Executive Officers.

Name	Age	Position
Kenneth J. Zagzebski	65	President and Chief Executive Officer and Chairman of the Board, IPALCO
		Chief Executive Officer and Chairman of the Board, AES Indiana

Gustavo Garavaglia	39	Vice President and Chief Financial Officer

Jeremy Buchanan	40	Vice President, Human Resources

Brandi Davis-Handy	46	President, AES Indiana

Brian Hylander	51	Vice President, General Counsel and Secretary

Evaristo Leonardi	55	Vice President and Chief Operating Officer, AES Indiana

Mr. Zagzebski, Mr. Garavaglia, and Ms. Davis-Handy also serve on the Board of IPALCO, and their biographies are presented under “-Directors” above.

Jeremy Buchanan, 40, has served as Vice President, Human Resources for the US and Utilities since April 2020 and previously served as the Director of Human Resources for the US and Utilities from June 2015 to April 2020. In addition, Mr. Buchanan has served as a Director of AES Indiana since May 2022. Prior to joining AES, Mr. Buchanan worked in Labor Relations for Norfolk Southern Corporation from September 2011 to June 2015, serving as Assistant Director from June 2014 to June 2015, and as Human Resources Manager for Georgia-Pacific LLC from March 2009 to September 2011. Mr. Buchanan received a B.S. in Marketing and a B.S. in Human Resources Management from Wright State University and a Masters of Professional Studies in Human Resources and Employment Relations from Penn State University. Mr. Buchanan serves on the board of directors for United Way of Central Indiana.

Brian Hylander, 51, has served as Vice President, General Counsel and Secretary of IPALCO and AES Indiana since June 2022. Mr. Hylander also serves as Vice President, General Counsel and Secretary of the US and Utilities, including AES Ohio and DPL, and serves as an officer of other AES affiliates, including as Vice President, General Counsel and Secretary of AES U.S. Investments. Prior to assuming his current position, Mr. Hylander served as Assistant General Counsel and Secretary for IPALCO, AES Indiana and the US and Utilities, including AES Ohio and DPL, from April 2015 through May 2022, and also served as senior counsel at AES Ohio for more than four years. Mr. Hylander also previously served for more than seven years as a corporate attorney at the Taft Stettinius & Hollister LLP law firm. Mr. Hylander received a B.A. from Providence College and a J.D. from University of Michigan. Mr. Hylander currently serves on the boards of trustees of the regional PBS organizations ThinkTV and Cincinnati Educational Television, and as Chairman of the board of trustees of the AES Ohio Foundation.

Evaristo Leonardi, 55, has served as Vice President and Chief Operating Officer of AES Indiana since March 2025. Mr. Leonardi previously served as Chief Operating Officer of Energy Infrastructure and International Markets for AES since January 2022, where his responsibilities spanned 3 continents, 11 countries, over 55 operational sites, managing 19GW of CCGT and other generation capacity and leading a team of more than 4,000 people. Mr. Leonardi also serves as Vice President and Chief Operating Officer of AES Ohio, as well as a director or officer of other AES affiliates, including as President of the Board of Directors for AES El Salvador. He also continues to serve in the Transmission & Distribution sector and as a board member of the National Safety Council, a public service organization promoting health and safety in the United States. Between 2014 and 2021, Mr. Leonardi led AES Global Operations Support as Chief Transformation Officer, responsible for environmental, health, safety, security, supply chain, fuel management, performance and asset management and sustainability functional areas and initiatives across AES' operations, while spearheading the company’s digital transformation. He also served on the Boards of AES Sul and AES Tietê. From 2007 to 2014, he held various other leadership positions at AES, including leadership positions for AES Shared Services where he managed large teams, enhanced organizational, performance, maintenance, financial and other processes and training functions, and originated significant changes to procurement, contract management, supplier relations, and inventory control systems. Before joining AES, Mr. Leonardi worked for 13 years for La Electricidad de Caracas, an integrated utility serving over 1.2 million customers, contributing in numerous capacities in the network design, operations, finance, and commercial departments. He holds an MBA and a Finance Specialist degree from Instituto de Estudios Superiores de Administración in Venezuela (IESA), as well as an Advanced School degree in Power Engineering from Penn State University and completed his undergraduate studies in Electrical Engineering at Universidad Metropolitana in Caracas, Venezuela.

CORPORATE GOVERNANCE

Code of Ethics

The AES Code of Conduct (“Code of Conduct”), adopted by the AES Board of Directors, governs the actions of AES employees, including employees of its subsidiaries and affiliates, including the CEO, CFO and Controller of AES Indiana and IPALCO, and the directors of IPALCO. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries (including AES Indiana and IPALCO) related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies on corruption, bribery, money laundering and associations with terrorist groups. The Code of Conduct is located in its entirety on the AES website (https://www.aes.com/ethics-compliance). Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204. If any amendments to, or waivers from, the Code of Conduct are made, in each case relating to the CEO, CFO and Controller of AES Indiana and IPALCO, AES will disclose such amendments or waivers on its website (www.aes.com). Except for such Code of Conduct, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the 2024 10-K.

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

The AES Board of Directors has adopted an insider trading policy and related procedures that govern the purchase, sale, and other dispositions of AES’ securities by directors, officers, and employees of AES and its subsidiaries, including IPALCO, as well as by AES itself. AES’ insider trading policy and related procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange. IPALCO has not adopted a separate insider trading policy because none of its securities are publicly traded and it only has two shareholders of its common stock: AES U.S. Investments and CDPQ, whose obligations as shareholders are governed by the Shareholders’ Agreement (as defined below).

Nomination of Directors

As of April 15, 2025, IPALCO had not effected any material changes to the procedures by which shareholders may recommend nominees to the Board. IPALCO’s Third Amended and Restated Articles of Incorporation and Amended and Restated By-Laws, as further amended, do not provide formal procedures for shareholders to recommend nominees to the Board. Except as described below, the Board has determined that it is in the best position to evaluate IPALCO’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.

AES U.S. Investments, IPALCO and CDPQ are parties to a Shareholders’ Agreement dated February 11, 2015, and amended April 4, 2025 (as amended, the “Shareholders’ Agreement”). The Shareholders’ Agreement provides AES U.S. Investments the right to nominate thirteen directors of the IPALCO Board and CDPQ the right to nominate three directors to the IPALCO Board. See “Shareholders’ Agreement” in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The purpose of this compensation discussion and analysis (this “CD&A”) is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2024. The compensation paid to our NEOs in 2024 is set forth in the Summary Compensation Table (2024, 2023 and 2022) (the “Summary Compensation Table”) below. Our NEOs for 2024 are:

•Kenneth J. Zagzebski, President and Chief Executive Officer and Chairman of the Board

•Gustavo Garavaglia, Vice President and Chief Financial Officer (since April 15, 2024)

•Sherry Kohan, Former Interim Vice President and Chief Financial Officer (served in this role from January 1, 2024, until April 15, 2024)

•Brandi Davis-Handy, President, AES Indiana (since February 28, 2024) and Chief Customer Officer (served in this role until February 28, 2024)

•Brian Hylander, Vice President, General Counsel and Secretary

•Jeremy Buchanan, Vice President, Human Resources

•John Bigalbal, Former Vice President and Chief Operating Officer, Generation, AES Indiana (served in this role from February 28, 2024, until November 1, 2024)*

*Mr. Bigalbal continued to serve in other capacities at AES until April 3, 2025.

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

AES manages its business through strategic business units. The AES US Utilities, including IPALCO and AES Indiana, and AES US Generation are part of these strategic business units; however, the US and Utilities is not a legal entity. AES also has an indirectly wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US and Utilities, including, among other companies, IPALCO and AES Indiana. As a result of this structure, IPALCO and AES Indiana do not directly employ all of the executives responsible for the management of our business. In 2024, our NEOs were all executive officers of one or more of IPALCO, AES Indiana and the Service Company.

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

Ms. Kohan Compensation Processes

Prior to and during her service as Interim Vice President and Chief Financial Officer of IPALCO, Ms. Kohan also served as Senior Vice President and Chief Accounting Officer of AES during 2024. Accordingly, all of her 2024 compensation was determined in accordance with AES’ compensation practices and policies for AES executive officers, as described in AES’ Proxy Statement for the 2025 Annual Meeting of Stockholders filed with the SEC on March 19, 2025 (the “AES Proxy Statement”). For purposes of this CD&A, unless otherwise indicated, we are describing executive compensation processes and procedures applicable to the NEOs whose compensation was determined for the US and Utilities for fiscal year 2024.

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

Our Compensation Process
The Chief Executive Officer of AES (the “AES CEO”), the Chief Operating Officer of AES (the “AES COO”) and the Chief Human Resources Officer of AES (the “AES CHRO”, and together with the AES CEO and the AES COO, the “Executive Compensation Review Team”) have the responsibility of reviewing and administering compensation for the officers of the Service Company, IPALCO, and AES Indiana, including our NEOs. The Executive Compensation Review Team, with assistance from the US and Utilities human resources team, determines the appropriate pay grade for our NEOs at the date of hire based upon each individual’s position, responsibilities, skills and experience, and reassesses each NEO’s position within the applicable pay grade at the end of each year.

The pay grades comprising our compensation framework are established by the AES human resources team and include specific base salary ranges and short-term bonus and long-term compensation targets for each pay grade. The AES human resources team uses survey data from Willis Towers Watson and other sources in evaluating the overall pay structure at a high level. The structure is compared annually to market data to assess the external competitiveness of the base salary ranges and incentive targets for the pay grades. During our performance review cycle, the Executive Compensation Review Team measures the specific amount and resulting incentive compensation for each of our NEOs based on (i) the operational and financial performance of the US and Utilities and AES and (ii) the NEO’s target opportunity for his or her applicable pay grade.

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

2024 Compensation Determinations
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

2024 Performance Incentive Plan Payouts

In addition to base salaries, in 2024 we provided performance-based, annual cash bonuses under the PI Plan. Each pay grade has a corresponding PI Plan target opportunity, which is assessed annually. Each NEO’s opportunity corresponds to the opportunity applicable to his or her pay grade. These awards are paid based on the achievement of AES and US and Utilities measures in strategic performance categories described in the tables below, which were established in early 2024. The PI Plan is structured in a manner that provides our NEOs with a direct incentive to achieve such objectives. Payout formulas under the PI Plan for each of our NEOs are based on the business functions and responsibilities for the NEO within the organization. For Mr. Zagzebski and Ms. Kohan, the award is based on the achievement of the AES Corporate goals. For Mr. Garavaglia, Mr. Hylander, Mr. Buchanan and Mr. Bigalbal, the award is 25% based on the achievement of the AES Corporate goals and 75% based on the achievement of the US and Utilities goals with equal weight given to: (i) the achievement of the AES US Utilities goals, which includes IPALCO and AES Indiana and their Ohio sister companies, DPL and AES Ohio, and (ii) the achievement of AES US Generation goals, which includes other AES generation companies in the US. For Ms. Davis-Handy, the award is based 25% on the achievement of AES Corporate goals and 75% on the achievement of the AES US Utilities goals.

In 2024, payments under the PI Plan were determined based on the AES and the US and Utilities 2024 performance measures as described in the tables below. The AES Corporate performance measures were approved by the AES Compensation Committee of its Board of Directors (the “AES Compensation Committee”). Performance measures for the US and Utilities were based upon the Executive Compensation Review Team’s and US and Utilities leadership’s business goals for AES US Generation and the AES US Utilities, including IPALCO and AES Indiana, for 2024. The Executive Compensation Review Team approved performance measures and objectives across all categories that it considered to be challenging, but achievable, with US and Utilities leadership and CDPQ providing input with regard to objectives applicable to IPALCO and AES Indiana. Targets for the 2024 financial measures for AES and the US and Utilities were based on the 2024 financial budget as well as strategic objectives. Individual awards are paid out at 0-200% of the target applicable to each pay grade depending on scores achieved relative to the performance measures.

AES Corporate 2024 Actual Results: The AES Compensation Committee determined the 2024 AES corporate performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES Corporate performance score for 2024 was determined to be 130%, as follows:

Category	Metric	Weighting	Target	Performance Results	Payout %
Safety[1]	Serious Safety Incidents	5%	No Incidents	No Incidents	200%
	Non-Injury SIP Rate	5%	0.95	1.72	120%
	Safety Meeting		95.0%	99%
	Safety Walks		13,446	20,182
Financials[2]	Adjusted Earnings Per Share ("EPS")	25%	$1.92	$2.14	200%
	Adjusted EBITDA	15%	$2,750M	$2,639M	80%
	Parent Free Cash Flow	15%	$1,120M	$1,107M	94%
Green Growth[3]	Growth	12.5%	4,500 MW	4,381 MW	95%
	Commercial Operations Date ("COD") Achieved	12.5%	3,613 MW	2,711 MW	111%
New Business Models[4]	New Business or Products	10%	100%	125%	125%
AES Corporate Overall Performance Score - 130%
1 See Appendix D of the AES Proxy Statement for additional information regarding the safety measures.
2 The financial metrics are non-GAAP measures. Assuming the threshold financial requirement for each financial measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 90% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal. See “Non-GAAP Measures” below for reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, as applicable. See also Appendix D of the AES Proxy Statement for additional information regarding the financial measures.
3 Assuming the threshold requirement for the Green Growth and COD metrics are met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 75% of the target goal, and a 200% score corresponds to actual results at 125% of the target goal. See also Appendix D of the AES Proxy Statement for additional information regarding the financial measures.
4 The 125% performance in this qualitative category is based on the significant achievements AES made towards progressing its new products relating to the Company’s new business achievements and significant advancements. AES successfully launched Maximo, the first proven AI-enabled robotic solution that uses advanced visual technology to improve accuracy and efficiency during installation. Maximo significantly reduces the time and cost to build solar projects, making them faster and safer. See also Appendix D of the AES Proxy Statement for additional information regarding the new business measure.

AES US Utilities 2024 Performance: The Executive Compensation Review Team determined the 2024 AES US Utilities performance score based on actual results of the pre-established performance measures for the AES US Utilities as shown below. As a result, the AES US Utilities performance score for 2024 was determined to be 117%, as follows:

Category	Metric	Weighting	Target	Performance Results	Payout %
Safety	Serious Safety Incidents	5%	No Incidents	No Incidents	200%
	Non-Injury SIP Rate	5%	1.20	1.36	106%
	Safety Meeting		95.0%	98.0%
	Safety Walks		3,522	4,650
Financials[1]	Adjusted Pre-Tax Contribution ($M)	20%	$94M	$123.7M	179%
	Subsidiary Distributions ($M)	15%	$118.7M	$110M	91%
	Adjusted EBITDA ($M)	15%	$621M	$629.6M	103%
Customer Centricity & Utility Investments	Generation Investments	10%	Achieve Milestones	Above Target	104%
	Grid Modernization Investments (Indiana)	2.5%	Achieve Timing and Amounts	Above Target	101%
	Grid Modernization Investments (Ohio)	2.5%	Achieve Timing and Amounts	Below Target	85%
	Customer Satisfaction	5%	2024 Satisfaction Metric	Below Target	98%
Operations[2]	Operational KPIs	10%	100% of Operational KPI targets	77%	77%
Energy Star & Local Initiatives	Global Energy Star Program	5%	$360M in global savings	$308.3M	86%
	Review, develop, and implement AI initiatives	5%	Execute or launch planned programs	Achieved Target	100%
AES US Utilities Performance Score - 117%

1 Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 60% of the target goal, and a 200% score corresponds to actual results at 140% of the target goal. Descriptions of how Adjusted Pre-Tax Contribution, Subsidiary Distributions, and Adjusted EBITDA are calculated from the audited financial statements are included in “Non-GAAP Measures” below.
2 KPIs and weights for generation businesses are as follows: Equivalent Forced Outage Factor 40%, Equivalent Maintenance Outage Factor 30% and, Equivalent Planned Outage Factor 30%.
KPIs and weights for Indiana distribution as follows: System Average Interruption Duration Index 50%, System Average Interruption Frequency Index 30%, Customer Satisfaction Index 5%, and Days Sales Outstanding 15%.
KPIs and weights for Ohio distribution as follows: System Average Interruption Duration Index 45%, System Average Interruption Frequency Index 35%, Customer Satisfaction Index 5%, and Days Sales Outstanding 15%.

AES US Generation 2024 Performance: The Executive Compensation Review Team determined the 2024 AES US Generation performance score based on actual results of the pre-established performance measures for AES US Generation as shown below. As a result, the AES US Generation performance score for 2024 was determined to be 102%, as follows:

Category	Metric	Weighting	Target	Performance Results	Payout %
Safety	Serious Safety Incidents	5%	No Incidents	No Incidents	200%
	Non-Injury SIP Rate	5%	0.98	1.86	122%
	Safety Meeting		95.0%	100.0%
	Safety Walks		489	761
Financials[1]	Adjusted Pre-Tax Contribution ($M)	20%	$317M	$312.1M	98%
	Subsidiary Distributions ($M)	15%	$552M	$529.1M	95%
	Adjusted EBITDA ($M)	15%	$442M	$411.1M	91%
Operations[2]	Operational KPIs	15%	100% of Operational KPI targets	97%	97%
Energy Star & Local Initiatives	Global Energy Star Program	10%	$360M in global savings	$308.3M	86%
	Alamitos and Huntington Beach plants	15%	Define and execute transition plan	Achieved	100%
AES US Generation Overall Performance Score - 102%

1 Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%: 50% score corresponds to actual results at 60% of the target goal, and a 200% score corresponds to actual results at 140% of the target goal. Description of how Adjusted Pre-Tax Contribution, Subsidiary Distributions, and Adjusted EBITDA are calculated from the audited financial statements are included in “Non-GAAP Measures” below.
2 KPIs and weights for each generation business are as follows: Warrior Run: Commercial Availability 35%, Equivalent Forced Outage Factor 20%, Equivalent Availability Factor 30%, and Heat Rate 15%. Southland: Commercial Availability 70%, Equivalent Forced Outage Factor 30%.

As described above, Mr. Garavaglia’s, Mr. Hylander’s, Mr. Buchanan’s, and Mr. Bigalbal’s 2024 bonuses were earned based on the performance of AES Corporate (25%) and the US and Utilities (75%) (equally weighted between the AES US Utilities and AES US Generation). Ms. Davis-Handy’s 2024 bonus was earned based on the performance of AES Corporate (25%) and the AES US Utilities (75%). Mr. Zagzebski’s and Ms. Kohan’s 2024 bonuses were earned based on the performance of AES Corporate (100%).

The following table sets forth the amounts of the annual incentive cash awards under the PI Plan earned by our NEOs in 2024, which were paid in early 2025.

			Actual 2024 Annual Incentive Cash Award
NEO	2024 Target Annual Incentive ($)	2024 Target Annual Incentive (% of base salary)	Dollar Value ($)	% of Target Annual Incentive
Kenneth J. Zagzebski	$450,500	85%	$585,650	130%
Gustavo Garavaglia	$255,000	60%	$293,250	115%
Sherry Kohan	$391,400	80%	$508,820	130%
Brandi Davis-Handy	$164,800	50%	$197,760	120%
Brian Hylander	$137,567	45%	$158,202	115%
Jeremy Buchanan	$125,213	45%	$143,994	115%
John Bigalbal	$162,419	55%	$186,782	115%

2024 Discretionary Cash Bonuses

In connection with the performance of the US and Utilities and the individual contributions of the NEOs in 2024, the Executive Compensation Review Team determined it was appropriate to grant certain of the NEOs discretionary cash bonuses in the amounts as set forth in the table below. For Ms. Kohan, this discretionary cash bonus was approved by the AES Compensation Committee. These discretionary cash bonuses were paid to the NEOs in the first quarter of 2025.

NEO	2024 Discretionary Cash Bonus Amount ($)
Gustavo Garavaglia	$38,122
Sherry Kohan	$50,882
Brandi Davis-Handy	$31,642
Jeremy Buchanan	$20,159
John Bigalbal	$18,678

In addition, the Executive Compensation Review Team determined it was appropriate to grant Mr. Garavaglia a sign-on bonus in the amount of $275,000 in connection with his rejoining AES in April 2024. In accordance with Mr. Garavaglia’s offer letter, if he voluntarily terminates his employment with AES prior to completing two years of service, he will be required to reimburse AES for his signing bonus amount including the related taxes and deductions.

Long Term Compensation Elements
AES grants a mix of cash- and equity-based awards under the LTC Plan. These awards help the Company to attract and retain key individuals who are critical to the success of the business and align the interests of our NEOs with those of AES’ stockholders over the long term. Grants to our NEOs under the LTC Plan, whether in cash or stock, vest ratably over a three-year period or are based on a cumulative three-year performance period. These awards are determined based on a percentage of the individual’s base salary. The mix of awards under the LTC Plan for each of our NEOs is based on the business functions and responsibilities for the NEO within the organization. In the first quarter of 2024, Ms. Davis-Handy, Mr. Hylander, Mr. Buchanan, and Mr. Bigalbal received awards as follows: 50% in the form of cash-settled Performance Units (“PUs”) and 50% in the form of AES stock-settled Restricted Stock Units (“RSUs”). Mr. Zagzebski and Ms. Kohan received awards as follows: 35% in the form of cash-settled Performance Cash Units (“PCUs”), 35% in the form of AES stock-settled Performance Stock Units (“PSUs”), and 30% in the form of AES stock-settled RSUs. In connection with his hire date on April 15, 2024, Mr. Garavaglia received a one-time new-hire award of AES stock-settled RSUs. For a description of the 2024 PCU and PSU awards, see pages 51-52 of the AES proxy statement.

Performance Units (PUs)

PUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PUs granted in 2024 are eligible to vest subject to AES’ three-year cumulative Parent Free Cash Flow performance. Parent Free Cash Flow is a strategically important non-GAAP financial metric to AES as it reflects the ability of AES’ businesses to generate cash for AES’ investors that can be either reinvested in the business or paid to investors through dividends and additionally is a key metric for ratings agencies. A description of how Parent Free Cash Flow is calculated from AES’ audited financial statements is described in “Non-GAAP Measures” below.

The value of each PU is equal to $1.00, and the number of PUs that vest depends upon the level of Parent Free Cash Flow achieved over the three-year measurement period. If a threshold level of Parent

Free Cash Flow is achieved, a percentage of the PUs vest and are settled in cash in the calendar year that immediately follows the end of the performance period.

The following table illustrates the vesting percentage at each Parent Free Cash Flow level for targets set for the 2024-2026 performance period:

Performance Level	Vesting Percentage
Below 90% of Performance Target	0%
Equal to 90% of Performance Target	50%
Equal to 100% of Performance Target	100%
Equal to or Greater than 110% of Performance Target	200%

Between the Parent Free Cash Flow levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PUs is also generally subject to the continued employment of the NEO. The AES Compensation Committee approved a Parent Free Cash Flow target for the 2024 PUs that is believed by the AES Compensation Committee to be challenging, but achievable and requires growth over the prior year’s goals.

Restricted Stock Units (RSUs)

RSUs represent the right to receive a single share of AES Common Stock subject to service-based vesting conditions. AES grants RSUs to assist in retaining and incentivizing the NEOs. RSUs generally vest based on continued service with AES and its subsidiaries in three equal installments, beginning on the first anniversary of the grant date.

2024 Long Term Compensation Grants

As in previous years, the allocation of long-term compensation components granted in 2024 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of AES, as our parent company, and rewarding individual performance.

The following table sets forth the aggregate target grant value for the 2024 LTC Plan awards made to our NEOs.

	2024 Long-Term Compensation Aggregate Target Grant Value
Name	As % of Base Salary(1)	Dollar Amount
Kenneth J. Zagzebski	170%	$900,008
Gustavo Garavaglia (2)	—	$999,997
Sherry Kohan	100%	$489,238
Brandi Davis-Handy	60%	$192,000
Brian Hylander	50%	$148,408
Jeremy Buchanan	50%	$198,751
John Bigalbal	50%	$141,980
(1) Based on salary as of December 31, 2023.
(2) In connection with Mr. Garavaglia’s rejoining AES on April 15, 2024, he received a one-time new-hire RSU grant.

As discussed under “Our Compensation Process” above, grant values are generally guided by each NEO’s applicable AES pay grade (and, in the case of the RSUs, are rounded down to the nearest whole share at the time of grant). Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table (2024, 2023, and 2022) and the Grants of Plan-Based Awards (2024) Table in this Amendment.

Prior Year PUs Vesting in 2024

All of the NEOs, with the exception of Ms. Kohan (who was awarded a different mix of awards under the LTC Plan in 2022), received a grant of PUs in February 2022 for the January 1, 2022 through December 31, 2024 performance period (the “2022-2024 PUs”). Mr. Garavaglia forfeited his award when he voluntarily resigned in March 2022. For the 2022-2024 PUs, performance was based on AES’ cumulative Parent Free Cash Flow performance during the 2022-2024 period. See “Non-GAAP Measures” for a reconciliation of Parent Free Cash Flow to the most directly comparable GAAP measure.

The 2022-2024 PUs paid out at 169% of target based on AES’ actual cumulative Parent Free Cash Flow results of $3,016M during the three-year performance period, which was 106.87% of the target cumulative Parent Free Cash Flow. As described above for the 2024 PUs and as previously disclosed, the performance scale for these awards was 100% vesting for performance equal to 100% of target, 50% vesting for performance equal to 90% of target, and 200% vesting for performance equal to or greater than 110% of target. The actual performance payout level is derived using straight-line interpolation: for every one percentage point performance is above the target goal, the payout is increased by approximately ten percentage points. The payouts for these awards for each NEO are shown in the following table:

NEO	Target Number of Performance Units	% of Target Value Based on Parent Free Cash Flow	Final Vested Value
Kenneth J. Zagzebski	226,104	169%	$382,116
Gustavo Garavaglia	—	—%	—
Sherry Kohan	—	—%	—
Brandi Davis-Handy	94,000	169%	$158,860
Brian Hylander	43,962	169%	$74,296
Jeremy Buchanan	35,807	169%	$60,514
John Bigalbal	63,750	169%	$107,738

Further details regarding the 2022-2024 PU payouts can be found in the Summary Compensation Table (2024, 2023, and 2022) in this Amendment.

Prior Year PSUs and PCUs Vesting in 2024

As described on pages 52-53 of the AES Proxy Statement, the AES Compensation Committee determined that the 2022-2024 PSUs were earned at 106.87% based on achievement of the same cumulative Parent Free Cash Flow metric as the 2022-2024 PU awards described above and the AES Compensation Committee determined that the 2022-2024 PCU awards granted to Ms. Kohan and other AES executives were not earned. Ms. Kohan was granted 3,644 PSUs (at target) and she earned 6,158 PSUs.

Other Relevant Compensation Elements and Policies

Perquisites
We generally do not provide any perquisites to our NEOs, with the exception of relocation-related benefits from time to time.

Retirement and Other Broad-Based Employee Benefits
Our NEOs, as well as our other employees, are eligible for the following benefits: participation in a defined contribution (401(k)) plan, group health insurance (including medical, dental, and vision), long- and short-term disability insurance, basic life insurance and paid time off. Mr. Hylander previously participated in The Dayton Power and Light Company Retirement Income Plan (the “DP&L Retirement Income Plan”). Our NEOs are eligible to participate in the AES Restoration Supplemental Retirement Plan

(the “RSRP”), a nonqualified deferred compensation plan, which is intended to restore benefits that are limited under our broad-based retirement plans due to statutory limits imposed by the United States Internal Revenue Code (the “Code”). The RSRP’s objective is consistent with our philosophy to provide competitive levels of retirement benefits and to retain talented executives. The RSRP does not contain any enhanced or special benefit formulas for our NEOs. Contributions to the RSRP made in 2024 are included in the All Other Compensation column of the Summary Compensation Table (2024, 2023 and 2022) in this Amendment. Additional information regarding the RSRP is contained in the “Narrative Disclosure Relating to the Non-Qualified Deferred Compensation Table” in this Amendment.

Severance and Change in Control Arrangements
AES maintains certain severance and change in control arrangements, including The AES Corporation Amended and Restated Severance Plan (the “Severance Plan”) and change-in-control provisions in the long-term compensation award agreements. Upon a change-in-control of AES, the unvested portion of all outstanding awards will vest only upon a double-trigger (at target performance levels for performance awards). The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change-in-control. All unvested, outstanding awards include a double-trigger vesting provision. In addition, all NEOs are entitled to payments and benefits under the Severance Plan, in the event of qualifying terminations of employment, both related and unrelated to a change in control, as provided in the Benefits Schedule included therein. Finally, upon a termination of service (other than by reason of death) prior to reaching retirement eligibility, or in the event of a change-in-control, participants’ account balances in the RSRP (described in the Nonqualified Deferred Compensation (2024) Table below) would be paid in a lump sum. Please see “Potential Payments Upon Termination or Change in Control (2024)” below for a more detailed summary of these payments and benefits.

Employment Agreements and Other Arrangements
Our NEOs do not have any employment agreements or other arrangements, except as disclosed herein or in “Potential Payments Upon Termination or Change in Control (2024).”

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

Equity Grant Practices

AES grants annual equity awards at approximately the same time each year following the approval by the AES Compensation Committee. The AES Compensation Committee and the AES Board of Directors do not take into account material non-public information when determining the timing or terms of equity awards nor does AES time disclosure of material non-public information for the purpose of affecting the value of executive compensation with such equity awards. In 2024, AES did not grant stock options, stock appreciation rights, or similar option-like awards to its employees.

Non-GAAP Measures

In this CD&A, we reference certain non-GAAP measures, including Adjusted Earnings Per Share (“Adjusted EPS”), Adjusted EBITDA, Parent Free Cash Flow, Adjusted Pre-Tax Contribution (“Adjusted PTC”), and Subsidiary Distributions. These measures are described below.

Adjusted EPS

AES defines Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; and (e) gains, losses and costs due to the early retirement of debt or troubled debt restructuring.

The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. AES believes that Adjusted EPS better reflects the underlying business performance of AES and is considered in AES’ internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, and strategic decisions to dispose of or acquire business interests or retire debt, which affect results in a given period or periods. Adjusted EPS should not be construed as an alternative to diluted earnings per share from continuing operations, which is determined in accordance with GAAP.

Reconciliation of Adjusted EPS
Year Ended Dec. 31, 2024
Diluted Earnings Per Share From Continuing Operations	$2.37
Unrealized derivative and equity security (gains) losses [1]	$(0.13)
Unrealized foreign currency losses	$0.02
Disposition/acquisition gains [2]	$(0.45)
Impairment losses [3]	$0.39
Loss on extinguishment of debt [4]	$0.09
Less: Net income tax benefit [5]	$(0.15)
Adjusted EPS	$2.14

1 Amount primarily relates to unrealized gains on cross currency swaps in Brazil of $39 million, or $0.05 per share, unrealized gains on commodity derivatives at AES Clean Energy of $38 million, or $0.05 per share, and net unrealized derivative gains at the Energy Infrastructure SBU of $25 million, or $0.04 per share.
2 Amount primarily relates to gain on sale of AES Brasil of $312 million or $0.44 per share, a gain on dilution of ownership in Uplight due to its acquisition of AutoGrid of $53 million, or $0.07 per share, and realized gains on cross currency swaps hedging the AES Brasil sale proceeds of $34 million, or $0.05 per share; partially offset by day-one losses at commencement of sales-type leases at AES Renewable Holdings of $63 million, or $0.09 per share, and loss on partial sale of our ownership interest in Amman East and IPP4 in Jordan of $10 million, or $0.01 per share.
3 Amount primarily relates to impairments at Ventanas of $125 million, or $0.18 per share, at AES Clean Energy Development projects of $70 million, or $0.10 per share, at Brazil of $38 million, or $0.05 per share, and at Mong Duong of $32 million, or $0.04 per share.
4 Amount primarily relates to losses incurred at AES Andes due to early retirement of debt of $29 million, or $0.04 per share, and costs incurred due to troubled debt restructuring at Puerto Rico of $20 million, or $0.03 per share.
5 Amount primarily relates to income tax benefits associated with the impairment and tax over book investment basis difference related to AES Ventanas of $68 million, or $0.09 per share, the sale of AES Brasil of $18 million, or $0.02 per share, the impairment at AES Clean Energy Development projects of $16 million, or $0.02 per share, and the day-one sales-type lease loss at AES Renewable Holdings of $13 million, or $0.02 per share.

Adjusted EBITDA

AES defines EBITDA as earnings before interest income and expense, taxes, depreciation, amortization, and accretion of asset retirement obligations (AROs). AES defines Adjusted EBITDA as EBITDA adjusted for the impact of Non-Controlling Interest (NCI) and interest, taxes, depreciation, amortization, and accretion of AROs of our equity affiliates, adding back interest income recognized under service concession arrangements, and excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; and (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring.

In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted EBITDA includes the other components of AES Consolidated Statement of Operations, such as general and administrative expenses in Corporate and Other as well as business development costs, other expense and other income, realized foreign currency transaction gains and losses, and net equity in earnings of affiliates.

The GAAP measure most comparable to Adjusted EBITDA is Net income. AES believes that Adjusted EBITDA better reflects the underlying business performance of AES. Adjusted EBITDA is the most relevant measure considered in the AES’ internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests or retire debt, and the variability of allocations of earnings to tax equity investors, which affect results in a given period or periods. In addition, each of these metrics represent the business performance of AES before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which AES operates. Given its large number of businesses and overall complexity, AES concluded that Adjusted EBITDA is a more transparent measure than Net income that better assists investors in determining which businesses have the greatest impact on AES’ results.

Adjusted EBITDA should not be construed as an alternative to Net income, which is determined in accordance with GAAP.

Reconciliation of Adjusted EBITDA
$ in Millions	Year Ended Dec. 31, 2024

Net Income (loss)	$802
Income tax expense	$59
Interest expense	$1,485
Interest income	$(381)
Depreciation, amortization, and accretion of AROs	$1,264

EBITDA	$3,229
Less: (Income) loss from discontinued operations	$7
Less: Adjustment for noncontrolling interests and redeemable stock subsidiaries	$(734)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization, and accretion of AROs from equity affiliates	$136
Interest income recognized under service concession arrangements	$65
Unrealized derivative and equity securities losses	$(94)
Unrealized foreign currency losses	$16
Disposition/acquisition losses (gains)	$(323)
Impairment losses	$280
Loss of extinguishment of debt	$57
Adjusted EBITDA[1]	$2,639

1 The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA. NCI also excludes amounts allocated to preferred shareholders during the construction phase before a project becomes operational, as this is akin to a financing arrangement.

Parent Free Cash Flow (2024 and 2022-2024)

Reconciliation of Parent Free Cash Flow[1]
$ in Millions	Year Ended Dec. 31, 2024	Three Years 2022 - 2024
Net Cash Provided by Operating Activities at the Parent Company[2]	$731	$1,773
Subsidiary Distributions to QHCs Excluded from Schedule 1[3]	$233	$737
Subsidiary Distributions Classified in Investing Activities[4]	$344	$889
Parent-Funded SBU Overheard and Other Expenses Classified in Investing Activities[5]	$(200)	$(380)
Other	$(1)	$(3)
Parent Free Cash Flow[1]	$1,107	$3,016

1 Parent Free Cash Flow (a non-GAAP financial measure that was used as a performance metric for both the 2024 PI Plan awards and the 2022-2024 PU awards) should not be construed as an alternative to Consolidated Net Cash Provided by Operating Activities, which is determined in accordance with U.S. GAAP. Parent Free Cash Flow is the primary, recurring source of cash that is available for use by AES. Parent Free Cash Flow is equal to Subsidiary Distributions less cash used for interest costs, development, general and administrative activities, and tax payments by the Parent Company. AES Management uses Parent Free Cash Flow to determine the cash available to pay dividends, repay recourse debt, make equity investments, fund share buybacks, pay Parent Company hedging costs and make foreign exchange settlements. AES believes that Parent Free Cash Flow is useful to investors because it better reflects the Parent Company’s cash available to make growth investments, pay shareholder dividends, and make principal payments on recourse debt. Factors in this determination include availability of subsidiary distributions to the Parent Company and AES’ investment plan.
2 Refer to Net Cash Provided by Operating Activities at the Parent Company as reported at Part IV—Item 15—Schedule 1 - Condensed Financial Information of AES included in AES’ most recent filed Annual Report on 10-K with the SEC (“Schedule 1”).
3 Subsidiary distributions received by Qualified Holding Companies ("QHCs") excluded from Schedule 1. Subsidiary Distributions should not be construed as an alternative to Consolidated Net Cash Provided by Operating Activities, which is determined in accordance with US GAAP. Subsidiary Distributions are important to the Parent Company because the Parent Company is a holding company that does not derive any significant direct revenues from its own activities but instead relies on its subsidiaries’ business activities and the resultant distributions to fund the debt service, investment and other cash needs of the holding company. The reconciliation of the difference between the Subsidiary Distributions and Consolidated Net Cash Provided by Operating Activities consists of cash generated from operating activities that is retained at the subsidiaries for a variety of reasons which are both discretionary and non-discretionary in nature. These factors include, but are not limited to, retention of cash to fund capital expenditures at the subsidiary, cash retention associated with non-recourse debt covenant restrictions and related debt service requirements at the subsidiaries, retention of cash related to sufficiency of local GAAP statutory retained earnings at the subsidiaries, retention of cash for working capital needs at the subsidiaries, and other similar timing differences between when the cash is generated at the subsidiaries and when it reaches the Parent Company and related holding companies.
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

Adjusted Pre-Tax Contribution (“Adjusted PTC”). Adjusted PTC is pre-tax income from continuing operations attributable to AES excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions and equity securities, and financial assets and liabilities measured using the fair value operation; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt or troubled debt restructuring. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis adjusted for the same gains or losses excluded from consolidated entities.

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

REPORT OF THE BOARD OF DIRECTORS
The Board has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended that it be included in this Amendment and in our Annual Report on Form 10-K for the year ended December 31, 2024.

The Board of Directors of IPALCO Enterprises, Inc.

Stephen Coughlin	Sherry Kohan
Bernerd Da Santos	Tish Mendoza
Brandi Davis-Handy	Marc Michael
Ricardo Manuel Falú	Thomas A. Raga
Renaud Faucher	Olivier Roy Durocher
Paul L. Freedman	Margaret Tigre
Gustavo Garavaglia	Kenneth J. Zagzebski
Susan Harcourt

SUMMARY COMPENSATION TABLE (2024, 2023 and 2022) (1)

Name and Principal Position (a)	Year (b)	Salary ($) (c)(2)	Bonus ($) (d)	Stock Awards ($) (e)(3)	Non-Equity Incentive Plan Compensation ($) (g)(4)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)(5)	All Other Compensation ($) (i)(6)	Total ($) (j)
Kenneth J. Zagzebski Pres. and CEO	2024	$530,000	$—	$808,847	$967,766	$—	$88,176	$2,394,789
	2023	$500,895	$132,629	$231,805	$871,847	$—	$200,934	$1,938,110
	2022	$448,172	$61,871	$226,103	$698,720	$—	$175,128	$1,609,994

Gustavo Garavaglia VP and CFO	2024	$294,231	$313,122	$999,997	$293,250	$—	$67,893	$1,968,493
	2023	$—	$—	$—	$—	$—	$—	$—
	2022	$118,114	$—	$143,300	$—	$—	$40,350	$301,764

Sherry Kohan Former Interim VP and CFO	2024	$489,250	$50,882	$439,682	$508,820	$—	$86,404	$1,575,038

Brandi Davis-Handy President, AES Indiana	2024	$329,601	$31,642	$96,000	$356,620	$—	$17,266	$831,129
	2023	$291,823	$24,720	$64,996	$232,419	$—	$14,941	$628,899
	2022	$243,889	$11,349	$93,994	$113,490	$—	$13,892	$476,614

Brian Hylander VP, General Counsel and Secretary	2024	$305,704	$—	$74,208	$232,498	$—	$40,326	$652,736
	2023	$296,799	$—	$70,010	$209,274	$7,256	$37,780	$621,119
	2022	$260,308	$6,489	$43,953	$185,689	$—	$31,592	$528,031

Jeremy Buchanan VP, HR	2024	$278,250	$20,159	$99,376	$204,508	$—	$37,193	$639,486
	2023	$265,000	$25,520	$62,490	$177,624	$—	$29,700	$560,334
	2022	$224,231	$17,382	$35,815	$151,523	$—	$27,450	$456,401

John Bigalbal Former VP and COO, Generation, AES Indiana	2024	$317,574	$18,678	$70,992	$294,520	$—	$41,246	$743,010

(1)    The compensation disclosed in this table represents the full amount of compensation paid to each NEO and is not limited to the portion of each NEOs compensation allocated to and paid by IPALCO.
(2)    The base salary earned by each NEO during fiscal years 2024, 2023, or 2022, as applicable.
(3)    Aggregate grant date fair value of PSUs and PCUs granted to Mr. Zagzebski and Ms. Kohan and RSUs granted to all NEOs in the year, which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“FASB ASC Topic 718”), disregarding any estimates of forfeitures related to service-based vesting conditions and, in the case of PSUs, PCUs, and RSUs (where applicable), assuming a target level of performance. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnotes to financial statements (footnote 20), or Management’s Discussion & Analysis, as appropriate, contained in AES’ Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 11, 2025 (the “AES 2024 10-K”), which also includes information for 2023 and 2022. The 2024 amounts for Mr. Zagzebski and Ms. Kohan reflect the value of the PSUs and PCUs at target. Assuming the maximum market and financial performance conditions are achieved, and in the case of PSUs, the share price at grant, the maximum values of PSUs and PCUs granted to Mr. Zagzebski and Ms. Kohan in fiscal year 2024, and payable upon completion of the 2024-2026 performance period is $1260,016 (PSUs - $630,016; PCUs - $630,000) and $684,940 (PSUs-$342,464; PCUs - $342,476), respectively.
(4)    The value of all non-equity incentive plan awards earned during the 2024 fiscal year and paid in 2025, which includes awards earned under the PI Plan (our annual incentive plan) and, for all NEOs other than Ms. Kohan and Mr. Garavaglia, awards earned for the three-year performance period ended December 31, 2024 for our cash-based 2022-2024 PUs granted under the LTC Plan. The following chart shows the breakdown of awards under these two plans for each NEO.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non- Equity Incentive Plan Compensation
Kenneth J. Zagzebski	2024	$585,650	$382,116	$967,766

Gustavo Garavaglia	2024	$293,250	$—	$293,250

Sherry Kohan	2024	$508,820	$—	$508,820

Brandi Davis-Handy	2024	$197,760	$158,860	$356,620

Brian Hylander	2024	$158,202	$74,296	$232,498

Jeremy Buchanan	2024	$143,994	$60,514	$204,508

John Bigalbal	2024	$186,782	$107,738	$294,520

(5)    Mr. Hylander previously participated in the DP&L Retirement Plan. Details of this pension plan (and related assumptions) are set forth in the Pension Benefits Table (2024). For Mr. Hylander, the pension value decreased from December 31, 2023 to December 31, 2024 by $3,531 due to an increase in the discount rate (52 basis points). Mr. Zagzebski, Mr. Garavaglia, Ms. Kohan, Ms. Davis-Handy, Mr. Buchanan, and Mr. Bigalbal do not participate in an employer sponsored pension plan.
(6)    All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans. The following chart shows the breakdown of contributions under these plans for each NEO. For 2024, All Other Compensation includes, in the case of Mr. Garavaglia, relocation-related benefits (further described below).

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other(a)	Total Other Compensation
Kenneth J. Zagzebski	2024	$31,050	$57,126	$—	$88,176

Gustavo Garavaglia(a)	2024	$31,050	$—	$36,843	$67,893

Sherry Kohan	2024	$31,050	$55,354	$—	$86,404

Brandi Davis-Handy	2024	$13,800	$3,466	$—	$17,266

Brian Hylander	2024	$31,050	$9,276	$—	$40,326

Jeremy Buchanan	2024	$31,050	$6,143	$—	$37,193

John Bigalbal	2024	$31,050	$10,196	$—	$41,246

(a) Other Compensation for Mr. Garavaglia includes $27,031 for relocation expenses and $9,812 for related tax gross-up payments. In accordance with Mr. Garavaglia’s offer letter, if he voluntarily terminates his employment with AES prior to completing one year of service, he will be required to reimburse AES for his relocation expenses including the related taxes and deductions.

GRANTS OF PLAN-BASED AWARDS (2024)
The following table provides information about the plan-based cash and equity awards granted to our NEOs in 2024.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4) (i)	Grant Date Fair Value of Stock and Option Awards ($)(5) (j)
Name (a)	Grant Date (b)	Units	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)		Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Kenneth J. Zagzebski	—		$—	$450,500	$901,000	(1)
	24-Feb-24					(3)	157,500	315,000	630,000		$223,839
	24-Feb-24					(3)	—	19,688	39,376		$315,008
	24-Feb-24					(3)				16,875	$270,000
Gustavo Garavaglia	—		$—	$255,000	$510,000	(1)
	15-Apr-24					(4)				61,881	$999,997
Sherry Kohan	—		$—	$391,400	$782,800	(1)
	24-Feb-24					(3)	85,619	171,238	342,476		$121,682
	24-Feb-24					(3)	—	10,702	21,404		$171,232
	24-Feb-24					(3)				9,173	$146,768
Brandi Davis-Handy	—		$—	164,800	329,600	(1)
	24-Feb-24		$48,000	96,000	192,000	(2)
	24-Feb-24					(4)				6,000	$96,000
Brian Hylander	—		$—	137,567	275,134	(1)
	24-Feb-24		$37,100	74,200	148,400	(2)
	24-Feb-24					(4)				4,638	$74,208
Jeremy Buchanan	—		$—	125,213	250,425	(1)
	24-Feb-24		$49,688	99,375	198,750	(2)
	24-Feb-24					(4)				6,211	$99,376
John Bigalbal	—		$—	$162,419	$324,829	(1)
	24-Feb-24		$35,494	$70,988	$141,976	(2)
	24-Feb-24					(4)				4,337	$70,992

(1)    Amounts in the first row of data for each NEO reflect the threshold, target and maximum annual cash incentive amounts that could have been earned pursuant to 2024 awards granted under the PI Plan. The amounts of annual cash incentive awards earned in 2024 by our NEOs were determined and paid in the first quarter of 2025 to all NEOs and the actual payout amounts are shown in footnote 4 to the Summary Compensation Table. For additional information, please see “2024 Compensation Determinations—2024 Performance Incentive Plan Payouts."
(2)    Amounts in the second row of data for Ms. Davis-Handy, Mr. Hylander, Mr. Buchanan, and Mr. Bigalbal reflect the threshold, target and maximum numbers of PUs granted under the LTC Plan. For additional information, please see “2024 Compensation Determinations—Long Term Compensation Elements.”
(3)    Amounts in the second, third, and fourth rows of data for Mr. Zagzebski and Ms. Kohan reflect the threshold, target, and maximum numbers of PCUs and PSUs (as applicable), and RSUs granted under the LTC Plan. For additional information, please see “2024 Compensation Determinations—Long Term Compensation Elements.”
(4)    The third row of data for Ms. Davis-Handy, Mr. Hylander, Mr. Buchanan, and Mr. Bigalbal reflects an RSU award granted under the LTC Plan, and the second row of data for Mr. Garavaglia reflects a one-time new-hire RSU grant granted in April 2024. For additional information, please see “2024 Compensation Determinations—Long Term Compensation Elements.”

(5)    Aggregate grant date fair values of PCUs, PSUs and RSUs granted in the year which are computed in accordance with FASB ASC Topic 718, disregarding any estimates of forfeitures related to service-based vesting conditions and, in the case of PCUs and PSUs, assuming a target level of performance. Please reference footnote 3 of the “Summary Compensation Table (2024, 2023, and 2022)” for additional details.

Descriptions of the compensation elements included in the Summary Compensation Table (2024, 2023 and 2022) and Grants of Plan-Based Awards (2024) Table, including the PI Plan and LTC Plan and awards made thereunder, are set forth in the CD&A.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2024)*
The following table contains information concerning unvested AES stock awards granted to the NEOs that were outstanding on December 31, 2024. The market value of stock awards is based on the closing price per share of AES Common Stock on December 31, 2024 of $12.37, the last business day of the 2024 fiscal year, except that PCUs are valued at $1 per unit. The NEOs do not hold any equity in IPALCO.

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#)(g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)
Kenneth J. Zagzebski	26,582	$342,110	19,688 (2)	$253,385
			546,814 (3)	$546,814
Gustavo Garavaglia	61,881	$796,406	—	$—
Sherry Kohan	11,922	$153,436	16,330 (2)	$210,167
	—	$—	407,738 (3)	$408,738
	—	—	563 (4)	$7,246
Brandi Davis-Handy	9,210	$118,533	—	$—
Brian Hylander	7,183	$92,445	—	$—
Jeremy Buchanan	8,426	$108,468	—	$—
John Bigalbal	7,217	$92,883	—	$—

* Table excludes the Option Award columns since the NEOs did not hold options as of December 31, 2024.
(1) Included in this item are:
a. Grants of RSUs made to all NEOs other than Mr. Garavaglia that vest in three equal installments on the first three anniversaries of the grant date. These awards include:
(i) An RSU grant made on February 24, 2022 for which the final installment vested on February 24, 2025. For Ms. Kohan, a portion of this award was subject to a +/-15.0% modifier based on environmental and social goals and was earned at 100%.
(ii) An RSU grant made on February 24, 2023 for which the second installment vested on February 24, 2025, and the third installment will vest on February 24, 2026. For Ms. Kohan, a portion of this award is subject to a +/-15.0% modifier based on environmental and social goals. This portion of the award is shown in the “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” column and described in footnote 4 below.
(iii) An RSU grant made on February 22, 2024 for which the first installment vested on February 22, 2025, and the remaining two installments will vest on February 22, 2026 and February 22, 2027, respectively.
b. An RSU grant made to Mr. Garavaglia on April 15, 2024 for which the first installment vested on April 15, 2025, and the remaining two installments will vest on April 15, 2026 and April 15, 2027, respectively.

(2) Included in this item are PSUs for Ms. Kohan granted on February 24, 2023 and PSUs for Mr. Zagzebski and Ms. Kohan granted on February 22, 2024 that will vest if earned, upon final certification of results in the first quarters of 2026 and 2027, respectively, based on the financial performance condition of AES’ three-year cumulative Parent Free Cash Flow, subject to AES Compensation Committee approval, and three-year service conditions (but only when and to the extent financial performance conditions are met). Based on AES’ performance through the end of fiscal year 2024 relative to the performance criteria, our current period to-date results for the 2023-2025 ongoing performance period are between target and maximum, and thus the maximum number of PSUs granted in 2023 are included above. Based on AES’ performance through the end of fiscal year 2024 relative to the performance criteria, our current period to-date results for the 2024-2026 ongoing performance period are between threshold and target, and thus the target number of PSUs granted in 2024 are included above.
(3) Included in this item are PCUs granted to Ms. Kohan on February 24, 2023 and PCUs for Mr. Zagzebski and Ms. Kohan granted on February 22, 2024 which will vest if earned, upon final certification of results in February 2026 and February 2027, respectively, based AES’ three-year cumulative Total Stockholder Return relative to peer indices. Based on AES’ performance through the end of fiscal year 2024 relative to the performance criteria, our current period to-date results for the 2023-2025 and 2024-2026 ongoing performance periods are below threshold and thus the threshold number of PCUs granted in 2023 and 2024 are included above.
(4) This item represents a portion of an RSU grant made to Ms. Kohan on February 24, 2023 for which the second installment vested on February 24, 2025, and the remaining installment will vest on February 24, 2026. The portion of this award that vests solely based on continued service with the Company is shown in the “Number of Shares or Units of Stock That Have Not Vested” column and described in footnote 1 above for Ms. Kohan. The portion of the award shown in this column is subject to a +/-15.0% modifier of the target number of RSUs comprising the full award based on environmental and social goals. Based on AES’ performance through the end of the fiscal year relative to the environmental and social goals, our current period to-date results for the 2024- 2026 ongoing performance period are between threshold and target and thus the target numbers of RSUs granted in 2023 and subject to the +/-15.0% modifier are included above.

OPTION EXERCISES AND STOCK VESTED (2024)
The following table contains information concerning the vesting of RSU awards held by the NEOs during 2024.

	Option Awards		Stock Awards (1)
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Kenneth J. Zagzebski	—	—	9,270	$150,334
Gustavo Garavaglia	—	—	—	$—
Sherry Kohan	—	—	8,780	$121,205
Brandi Davis-Handy	—	—	2,871	$46,335
Brian Hylander	—	—	2,130	$34,472
Jeremy Buchanan	—	—	1,777	$28,728
John Bigalbal	—	—	2,648	$42,946

(1)Vesting of stock awards in 2024 consisted of separate grants, as set forth in the following tables:

Number of Shares Acquired on Vesting (#)

Name	2/21/2021 RSUs (i)	2/24/2022 RSUs (ii)	2/24/2022 RSUs (iii)	2/24/2023 RSUs (iv)	Total (#)
Kenneth J. Zagzebski	2,616	—	3,603	3,051	9,270
Gustavo Garavaglia	—	—	—	—	—
Sherry Kohan	562	6,158	810	1,250	8,780
Brandi Davis-Handy	518	—	1,498	855	2,871
Brian Hylander	509	—	700	921	2,130
Jeremy Buchanan	384	—	571	822	1,777
John Bigalbal	751	—	1,016	881	2,648

Value Realized on Vesting ($)

Name	2/19/2021 RSUs (i)	2/24/2022 RSUs (ii)	2/24/2022 RSUs (iii)	2/24/2023 RSUs (iv)	Total
Kenneth J. Zagzebski	43,670	—	57,648	48,816	150,134
Gustavo Garavaglia	—	—	—	—	—
Sherry Kohan(v)	8,992	79,253	12,960	20,000	121,205
Brandi Davis-Handy	8,687	—	23,968	13,680	46,335
Brian Hylander	8,536	—	11,200	14,736	34,472
Jeremy Buchanan	6,440	—	9,136	13,152	28,728
John Bigalbal	12,594	—	16,256	14,096	42,946

(i) The February 19, 2021 RSU grant vested in three equal installments beginning on the first anniversary of the grant date. The vesting of the third installment occurred on February 23, 2024 at a vesting price of $16.77 for Ms. Kohan and on February 19, 2024 at a vesting price of $16.00 for the other NEOs.

(ii) The February 24, 2022 PSU grant for Ms. Kohan vested based on the Company’s cumulative Parent FCF results for the three-year period ended December 31, 2024, which resulted in a payout of 169% of target. Final certification of results and distribution of shares occurred in the first quarter of 2025. For purposes of this Amendment, the PSUs vested at that performance level as of December 31, 2024, using the closing stock price of $12.87 of December 31, 2024 (the last business day of the year)

(iii) The February 24, 2022 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the second installment occurred on February 24, 2024 at a vesting price of $16.00.

(iv) The February 24, 2023 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on February 24, 2024 at a vesting price of $16.00.

(v) The PCUs granted to Ms. Kohan in 2022 also vested on December 31, 2024 with each unit having a value of $1.00. However, this award resulted in a 0% payout.

PENSION BENEFITS (2024)

The following table provides information with respect to the DP&L Retirement Income Plan which is the only defined benefit pension plan in which any of the NEOs participate.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(2)	Present Value of Accumulated Benefit ($) (d)(3)(4)	Payments During Last Fiscal Year ($) (e)(5)
Kenneth J. Zagzebski(1)	—	—	$—	$—
Gustavo Garvaglia(1)	—	—	$—	$—
Sherry Kohan(1)	—	—	$—	$—
Brandi Davis-Handy(1)	—	—	$—	$—
Brian Hylander	DP&L Retirement Income Plan	4.00	$67,527	$—
Jeremy Buchanan(1)	—	—	$—	$—
John Bigalbal(1)	—	—	$—	$—

(1)Mr. Zagzebski, Mr. Garavaglia, Ms. Kohan, Ms. Davis-Handy, Mr. Buchanan and Mr. Bigalbal do not participate in an employer-sponsored pension
(2)Assumes 1,000 hours earned in plan years 2009-2012.

(3)Based on the census data as reported by AES for valuation purposes and the following assumptions:

Measurement Date	12/31/2024	12/31/2023	12/31/2022
Discount Rate - DPL	5.66%	5.14%	5.41%
Post-retirement Mortality	PRI-2012 projected generationally with MSS-2024	PRI-2012 projected generationally with MSS-2023	PRI-2012 projected generationally with MSS-2022
Pre-retirement Mortality	Not applicable	Not applicable	Not applicable
Withdrawal	Not applicable	Not applicable	Not applicable
Retirement Age	62	62	62
Form of Payment	Single Life Annuity	Single Life Annuity	Single Life Annuity

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Termination from Plan Participation
Mr. Hylander	8/8/1973	6/30/2012

(4) Accumulated Benefit calculations for Mr. Hylander include frozen accrued monthly benefit of $778.69 and the $187.50 monthly supplemental benefit payable from age 62 to age 65.

For Mr. Hylander, the pension value decreased from December 31, 2023 to December 31, 2024 due to the increase in discount rate (52 basis points).

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

NONQUALIFIED DEFERRED COMPENSATION (2024)

The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)(1)	Registrant Contributions in Last Fiscal Year ($) (c)(2)	Aggregate Earnings in Last Fiscal Year ($) (d)(3)	Aggregate Withdrawals/Distributions ($) (e)(4)	Aggregate Balance at Last FYE ($) (f)(5)
Kenneth J. Zagzebski	$57,200	$57,126	$45,333	$—	$735,518
Gustavo Garavaglia	$—	$—	$—	$—	$—
Sherry Kohan	$7,393	$55,354	$16,083	$—	$379,228
Brandi Davis-Handy	$—	$3,466	$233	$—	$5,513
Brian Hylander	$7,275	$9,276	$11,007	$(8,473)	$125,705
Jeremy Buchanan	$26	$6,143	$1,254	$—	$7,454
John Bigalbal	$26	$10,196	$2,892	$—	$70,044

(1)Amounts in this column represent elective contributions by the NEO to the RSRP in 2024.
(2)Amounts in this column represent employer contributions to the RSRP in 2024. The amount reported in this column and the employer’s additional contributions to the AES 401(k) plans are included in the amounts reported in the 2024 row of the "All Other Compensation" column of the Summary Compensation Table (2024, 2023 and 2022).
(3)Amounts in this column represent investment earnings under the RSRP.
(4)Amounts in this column represent distributions from the RSRP.
(5)Amounts in this column represent the balance of amounts in the RSRP at the end of 2024 and are included in the Summary Compensation Table as described in footnote 2 herein. In the 2023 and 2022 rows of the Summary Compensation Table, the amounts of $27,893 and $21,196 were previously reported for Mr. Hylander. In the 2023 row of the Summary Compensation Table, the amounts $118,171, 1,741, and $26 were previously reported for Mr. Zagzebski, Ms. Davis-Handy, and Mr. Buchanan, respectively.

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table

The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

The Code places statutory limits on the amount that participants, such as our NEOs, can contribute to The AES Corporation Retirement Savings Plan (the “AES 401(k) Plan”). As a result of these regulations, matching contributions to the AES 401(k) Plan accounts of certain of our NEOs who participated in that plan in fiscal year 2024 were limited. To address the fact that participant and company contributions are restricted by the statutory limits imposed by the Code, our NEOs and other highly compensated employees are eligible to participate in the RSRP, which is designed primarily to restore benefits limited under our broad-based retirement plans due to statutory limits imposed by the Code.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2024)

The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment, both related and unrelated to a change in control, or a change in control of AES. The following amounts assume that a termination or change in control of AES occurred on December 31, 2024, and, where applicable, uses the closing price per share of AES Common Stock of $12.87, as reported on the NYSE on December 31, 2024). None of the applicable NEOs would be entitled to compensation upon a change in control of IPALCO.

For each applicable NEO, the payments and benefits detailed in the table below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated or accrued vested benefits for each NEO, including those set forth in the Pension Benefits (2024).

	Termination
Name (1)	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Kenneth J. Zagzebski
Cash Severance (2)	$—	$530,000	$530,000	$—	$—	$—
Accelerated Vesting of LTC (3)	$—	$—	$1,142,309	$1,142,309	$1,142,309	$—
Benefits Continuation (4)	$—	$18,388	$18,388	$—	$—	$—
Outplacement Assistance (5)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$573,388	$1,715,697	$1,142,309	$1,142,309	$—
Gustavo Garavaglia
Cash Severance (2)	$—	$—	$—	$—	$—	$—
Accelerated Vesting of LTC (3)	$—	$—	$796,408	$796,408	$796,408	$—
Benefits Continuation (4)	$—	$—	$—	$—	$—	$—
Outplacement Assistance (5)	$—	$—	$—	$—	$—	$—
Total	$—	$—	$796,408	$796,408	$796,408	$—
Sherry Kohan
Cash Severance (2)	$—	$489,250	$489,250	$—	$—	$—
Accelerated Vesting of LTC (3)	$—	$—	$779,587	$779,587	$779,587	$—
Benefits Continuation (4)	$—	$150	$150	$—	$—	$—
Outplacement Assistance (5)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$514,400	$1,293,987	$779,587	$779,587	$—
Brandi Davis-Handy
Cash Severance (1)	$—	$329,600	$329,600	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$279,533	$279,533	$279,533	$—
Benefits Continuation (3)	$—	$14,159	$14,159	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$368,759	$648,292	$279,533	$279,533	$—
Brian Hylander
Cash Severance (1)	$—	$182,247	$182,247	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$236,645	$236,645	$236,645	$—
Benefits Continuation (3)	$—	$13,520	$13,520	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$195,767	$432,412	$236,645	$236,645	$—
Jeremy Buchanan
Cash Severance (1)	$—	$165,880	$165,880	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$270,343	$270,343	$270,343	$—
Benefits Continuation (3)	$—	$22,026	$22,026	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$187,906	$458,249	$270,343	$270,343	$—
John Bigalbal
Cash Severance (1)	$—	$295,308	$295,308	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$230,840	$230,840	$230,840	$—
Benefits Continuation (3)	$—	$22,026	$22,026	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$317,334	$548,174	$230,840	$230,840	$—

(1)Mr. Garavaglia was not eligible for benefits under the Severance Plan as of December 31, 2024 due to not having completed one year of service from his most recent hire date.
(2)In addition to the amounts reflected in the above table, a pro rata bonus, to the extent earned, would be payable to Mr. Zagzebski, Mr. Garavaglia, Ms. Kohan and Ms. Davis-Handy upon a termination without cause or a qualifying termination following a change in control. Pro rata bonus amounts are not included in the above table because, as of December 31, 2024, the service and performance conditions under AES’ 2024 PI Plan would have been satisfied, so such amounts would be paid irrespective of whether a termination or change in control occurs.
(3)Accelerated vesting of LTC Plan awards includes:
•The value of outstanding RSUs granted in February 2022, 2023 and 2024 and for Mr. Garavaglia, the value of outstanding RSUs granted in April 2024 (at the target payout level for RSUs with a performance feature);
•For Ms. Kohan the value of unvested PSUs granted in February 2023 at the target payout level and for Mr. Zagzebski and Ms. Kohan the value of unvested PSUs granted in February 2024 at target payout level;
•The value of unvested PUs granted in February 2023 and 2024 at the target payout level to the extent and as applicable for each NEO; and
•For Ms. Kohan the value of PCUs granted in February 2023 at the target payout level and for Mr. Zagzebski and Ms. Kohan the value of PCUs granted in February 2024 at target payout level.
The following table provides further detail on accelerated vesting of LTC Plan awards by award type.

Name	Zagzebski	Garavaglia	Kohan	Davis-Handy	Hylander	Buchanan	Bigalbal
Long-Term Award Type:
Performance Stock Units	$253,385	$—	$210,167	$—	$—	$—	$—
Restricted Stock Units	$342,110	$796,408	$160,682	$118,533	$92,445	$108,468	$92,883
Performance Units	$231,814	$—	$—	$161,000	$144,200	$161,875	$137,957
Performance Cash Units	$315,000	$—	$408,738	$—	$—	$—	$—
Total Accelerated LTC Vesting	$1,142,309	$796,408	$779,587	$279,533	$236,645	$270,343	$230,840

(4)    Upon a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2024, based on the coverage in place at the end of December 2024. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.
(5)    Upon a termination without cause or a qualifying termination following a change in control, Mr. Zagzebski, Ms. Kohan and Ms. Davis-Handy are eligible for outplacement benefits. The estimated value of this benefit is $25,000.

Additional Information Relating to Potential Payments upon Termination of Employment or
Change in Control

The following narrative outlining our compensatory arrangements with our NEOs is in addition to other summaries of their terms found in the CD&A of this Amendment.

Potential Payments upon Termination under the AES Corporation Severance Plan

The Severance Plan provides for certain payments and benefits to participants upon the Involuntary Termination or Termination for Good Reason of their employment under certain circumstances, including the execution of a release by the participant pursuant to the terms of the Severance Plan. As of December 31, 2024, all of our NEOs, except for Mr. Garavaglia who had not completed one year of service as of December 31, 2024, were entitled to the benefits provided by the Severance Plan in 2024 and are entitled to the applicable severance payments and benefits set forth on the benefits schedules included therein. The discussion below relates to the NEOs who were entitled to the benefits provided by the Severance Plan on December 31, 2024.

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

Upon the termination of employment under the above circumstances, Mr. Zagzebski, Ms. Kohan and Ms. Davis-Handy would be entitled to receive the following:

•Salary continuation payments equal to their annual base salaries, which would be paid over time in accordance company payroll practices and the terms of the Severance Plan;
◦An additional payment equal to a pro rata portion of their annual cash bonuses, to the extent earned, based upon the time they were employed during the year in which their employment terminates, provided that applicable performance conditions are met;
◦In the event that they elect COBRA coverage under the health plan in which they participate, continuation of employer paid premiums for such coverage (for up to 12 months) in an amount equal to that paid for active employees under the same health plan. They would also receive continuation of dental and vision benefit programs, with Mr. Zagzebski, Ms. Kohan and Ms. Davis-Handy paying the same portion of the premiums as were previously paid as an employee;
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

In the event of a qualifying termination under the Severance Plan, Mr. Hylander and Mr. Buchanan would be entitled to 7 and a half months prorated annual compensation and continuation of health, dental and vision benefits during this 7 and a half month period, and Mr. Bigalbal would be entitled to 12 months annual compensation and continuation of health, dental and vision benefits during this 12 month period..

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

Performance Stock Units, Performance Cash Units, Restricted Stock Units and Performance Units. Except for Ms. Kohan and Mr. Garavaglia, all of our NEOs held PUs as of December 31, 2024. All of our NEOs held RSUs as of December 31, 2024, and Mr. Zagzebski and Ms. Kohan also held PSUs and PCUs as of December 31, 2024. If an NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of a PSU, PCU or RSU, the PSUs (at target), the PCUs (at target) and/or RSUs (at target, in the case of RSUs with a performance feature) will immediately vest and be delivered. If a NEO separates from service prior to the end of a performance period due to death or disability, all PUs will vest on such termination date and a cash amount equal to $1 for each PU generally will be paid to the NEO on such date or as soon as practicable thereafter.

With PSUs, PCUs RSUs and PUs, voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding units. Involuntary termination allows prorated time-vesting in increments of one-third or two-thirds vesting in the case of PSUs, PCUs and PUs. Under a qualified retirement, which requires approval of the AES Compensation Committee, the NEO must either reach i) 60 years of age and 7 years of service with the Company or an affiliate or ii) at least 57 years of age and at least 10 years of service with the Company or an affiliate, and, if the AES Compensation Committee so approves, such awards will be paid on the original schedule and, in the case of performance awards, subject to performance against the applicable goals of the awards. In the case of Mr. Zagzebski, he has reached both the age and years of service criteria to be eligible for qualified retirement. If he had retired on December 31, 2024, and if the AES Compensation Committee approved a qualified retirement, the aggregate value of his PSUs, PCUs, PUs, and RSUs (all assumed at target performance, where applicable) would have been $1,142,309.

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

Director Compensation

None of our current directors receives any compensation for his or her services on the Board. The compensation for our NEOs who also serve as directors is fully reflected in the Summary Compensation Table (2024, 2023 and 2022) and other tables set forth in this Amendment. No director who served on our Board for any part of 2024 that is or was also an employee of AES Indiana, AES, or any of its affiliates, received any additional payment for their services on the Board. Information regarding the compensation received by current and former directors in their capacities as employees of our affiliates is set forth in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment. We did not have any non-employee directors who received compensation for their services on the Board in 2024.

Compensation Committee Interlocks and Insider Participation

The Board of IPALCO does not have a compensation committee. Please see the CD&A in this Amendment for a discussion of the process undertaken in setting executive compensation, including the persons who, during the last completed fiscal year, participated in the NEO compensation process. The Executive Compensation Review Team (consisting of the AES CEO, the AES COO and the AES CHRO) is responsible for reviewing and administering compensation for our NEOs. Accordingly, none of our executive officers who are also members of our Board, participate in the deliberations and/or approvals regarding their own compensation.

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

We performed the pay ratio analysis of our employee population for 2024 to re-identify the median employee. We chose December 1st as the determination date to identify our median employee, which date was within the last three months of our most recently completed fiscal year. As of December 1, 2024, the employee population consisted of approximately 1,683 individuals. The median employee was selected using data for the following elements of compensation: salary, equity grants, and non-equity incentive compensation.

For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee’s annual total compensation are calculated consistent with the disclosure requirements of executive compensation under Item 402(c)(2)(x) of Regulation S-K.

For fiscal 2024, the median employee’s annual total compensation was $189,074, and the total annual compensation of our President and CEO (Mr. Zagzebski) was $2,394,789. Based on this information, the ratio of the total annual compensation of our CEO to the total annual compensation of our median employee for fiscal 2024 is 12.67:1.

The Company has not made any of the adjustments permissible by the SEC, nor have any material assumptions or estimates been made to identify the median employee or to determine total annual compensation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following two tables set forth information regarding the beneficial ownership of IPALCO’s Common Stock as of March 15, 2025 based on 108,907,318 shares outstanding as of such date, and AES’ Common Stock as of March 15, 2025 based on 711,904,657 shares outstanding as of such date by (a) each current Director of IPALCO and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers of IPALCO as a group and (c) all persons who are known by IPALCO to be the beneficial owners of more than five percent (5%) of the Common Stock of IPALCO. Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of IPALCO and AES Common Stock.

Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc. One Monument Circle, Indianapolis, Indiana 46204.
(a)    Common Stock of IPALCO(1)

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of IPALCO Common Stock Outstanding
AES U.S. Investments, Inc.	89,685,177	82.35%
CDP Infrastructures Fund, L.P.
1000, Place Jean-Paul-Riopelle
Montréal (Québec) H2Z 2B3	19,222,141	17.65%
All Directors and Executive Officers as a Group (15 people)	0	0%

(b)    Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (2)(3)	Percent of Class (2)(3)
John Bigalbal	NEO	15,313	*
Jeremy Buchanan	NEO	17,110	*
Stephen Coughlin	Director	167,752	*
Bernerd Da Santos	Director	401,282	*
Brandi Davis-Handy	Director and NEO	14,193	*
Ricardo Falú	Director	117,431	*
Renaud Faucher	Director	—	*
Paul L. Freedman	Director	153,051	*
Gustavo Garavaglia	Director and NEO	85,960	*
Susan Harcourt	Director	21,874	*
Brian Hylander	NEO	27,147	*
Sherry Kohan	Director and NEO	57,997	*
Tish Mendoza	Director	286,809	*
Marc Michael	Director	23,850	*
Thomas A. Raga	NEO	20,983	*
Olivier Roy Durocher	Director	—	*
Margaret Tigre	Director	74,343	*
Kenneth J. Zagzebski	Director and NEO	72,258	*
All Directors and Executive Officers as a Group (19 people)		1,646,685	*
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

(2)    The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of March 15, 2025, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)    Includes (a) the following shares issuable upon exercise of options outstanding as of March 15, 2025 that are able to be exercised within 60 days of March 15, 2025: Mr. Bigalbal – 0 shares; Mr. Buchanan – 0 shares; Mr. Coughlin – 0 shares; Mr. Da Santos – 0 shares; Ms. Davis-Handy – 0 shares; Mr. Falú – 0 shares; Mr. Faucher – 0 shares; Mr. Freedman - 0 shares; Mr. Garavaglia – 0 shares; Ms. Harcourt – 0 shares; Mr. Hylander – 0 shares; Ms. Kohan - 0 shares; Ms. Mendoza – 0 shares; Mr. Michael – 0 shares; Mr. Raga – 0 shares; Mr. Roy Durocher – 0 shares; Ms. Tigre – 0 shares; Mr. Zagzebski – 0 shares; all directors and executive officers as a group - 0 shares; (b) the following shares held in The AES Retirement Savings Plan: Mr. Bigalbal – 0 shares; Mr. Buchanan - 1,160 shares; Mr. Coughlin – 0 shares; Mr. Da Santos - 31,693 shares; Ms. Davis-Handy – 0 shares; Mr. Falú – 0 shares; Mr. Faucher – 0 shares; Mr. Freedman - 2,974 shares; Mr. Garavaglia – 0 shares; Ms. Harcourt - 0 shares; Mr. Hylander – 1,498 shares; Ms. Kohan - 34,306 shares; Ms. Mendoza – 28,614 shares; Mr. Michael - 15 shares; Mr. Raga – 0 shares; Mr. Roy Durocher - 0 shares; Ms. Tigre - 866 shares; Mr. Zagzebski – 0 shares; all directors and executive officers as a group – 102,749 shares.

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

Equity Securities under Compensation Plans

As described in this Amendment, there are no equity compensation plans under which equity securities of IPALCO are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock. For information regarding AES’ LTC Plan, see the “Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2024)” table in the AES 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Insurance, Employee Benefit Plans and Tax Arrangements with AES

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AES Global Insurance Company, a wholly owned subsidiary of AES. AES Indiana is not self-insured on property insurance but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company but controlled by a third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to AES Indiana of coverage under the property insurance program with AES Global Insurance Company was approximately $11.6 million, $11.7 million and $9.5 million in 2024, 2023 and 2022, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the Consolidated Statements of Operations accompanying the 2024 10-K. As of December 31, 2024, and 2023, we had prepaid approximately $7.9 million and $7.5 million, respectively, for coverage under these plans, which is recorded in “Prepayments and other current assets” on the Consolidated Balance Sheets accompanying the 2024 10-K.

AES Indiana participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $20.1 million, $19.0 million and $25.2 million in 2024, 2023 and 2022, respectively, and is recorded in “Operating expenses - Operation and maintenance” on the Consolidated Statements of Operations accompanying the 2024 10-K. We had no prepaids for coverage under this plan as of December 31, 2024, and 2023, respectively.

AES files federal and state income tax returns, which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $9.4 million and $36.5 million as of December 31, 2024, and 2023, respectively, which is recorded in “Taxes Receivable” on the Consolidated Balance Sheets accompanying the 2024 10-K. See Note 8, "Income Taxes" to the audited consolidated financial statements of IPALCO for more information.

Long Term Compensation Plan
During 2024, 2023 and 2022, many of AES Indiana’s non-union employees received benefits under the AES LTC Plan. This type of plan is a common employee retention tool used in our industry. Benefits under this plan include awards granted in the form of PUs and PCUs payable in cash and AES RSUs and PSUs payable in AES Common Stock. RSUs vest ratably over a three-year period generally subject to continued employment, and PSUs vest, if earned, at the end of a three-year period based on performance and continued employment. The PUs and PCUs are payable in cash and vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2024, 2023 and 2022 was $0.5 million, $0.3 million and $0.2 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations accompanying the 2024 10-K. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets accompanying the 2023 10-K in accordance with ASC 718 “Compensation - Stock Compensation.”

See also Note 9, “Benefit Plans” to the audited consolidated financial statements of AES Indiana for a description of benefits awarded to AES Indiana employees by AES under the RSP.

Service Company
The Service Company began providing certain services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of certain AES U.S. companies, including among other companies, IPALCO and AES Indiana. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Indiana, are not subsidizing costs incurred for the benefit of other businesses. Total costs incurred by the Service Company on behalf of IPALCO were $85.4 million, $73.8 million and $60.3 million during 2024, 2023 and 2022, respectively. Total costs incurred by IPALCO on behalf of the Service Company during 2024, 2023 and 2022 were $15.4 million, $11.9 million and $10.0 million, respectively, which are included as a reduction in charges from the Service Company. These costs were included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations accompanying the 2024 10-K. IPALCO had a payable balance with the Service Company of $0 million and $25.6 million as of December 31, 2024, and 2023, respectively, which is recorded in “Accounts payable” on the Consolidated Balance Sheets accompanying the 2024 10-K and prepayments of $13.3 million and $0 million as of December 31, 2024, and 2023, respectively, which is recorded in “Prepayments and other current assets” on the Consolidated Balance Sheets accompanying the 2024 10-K.

Shareholders’ Agreement

AES U.S. Investments, IPALCO and CDPQ are parties to a Shareholders’ Agreement dated February 11, 2015, and amended April 4, 2025. The Shareholders’ Agreement established the general framework governing the relationship between CDPQ and AES U.S. Investments and their respective successors and transferees, as shareholders of IPALCO. The Shareholders’ Agreement provides AES U.S. Investments the right to nominate thirteen directors of the IPALCO Board and CDPQ the right to nominate three directors of the IPALCO Board. If the amount of outstanding IPALCO shares beneficially owned by CDPQ is equal to or less than the lesser of (A) 17.65% and (B) the Maximum Subscription Percentage (as defined in the Shareholders’ Agreement) but remains greater than the lesser of (x) two-thirds of 17.65% and (y) two-thirds of the Maximum Subscription Percentage, then CDPQ shall have the right to nominate two directors. If the amount of outstanding IPALCO shares beneficially owned by CDPQ is equal to or less than the lesser of (A) two-thirds of 17.65% and (B) two-thirds of the Maximum Subscription Percentage but remains greater than the lesser of (x) one-third of 17.65% and (y) one-third of the Maximum Subscription Percentage, then CDPQ shall have the right to nominate one director. Additionally, if at any time the amount of outstanding IPALCO shares beneficially owned by CDPQ decreases to less than or equal to the lesser of (A) one-third of 17.65% and (B) one-third of the Maximum Subscription Percentage, then CDPQ shall cease to have any rights to nominate any directors. The Shareholders’ Agreement contains restrictions on IPALCO making certain major decisions without the prior affirmative vote of a majority of the IPALCO Board. In addition, for so long as CDPQ beneficially owns at least 5% of the total number of IPALCO shares outstanding, CDPQ will have review and consultation rights with respect to certain actions of IPALCO. Certain transfer restrictions and other transfer rights also apply to CDPQ and AES U.S. Investments under the Shareholders’ Agreement, including certain rights of first offer, drag along rights, tag along rights, put rights and rights of first refusal.

Other

In the second quarter of 2023, AES Indiana engaged a vendor that is a related party through a competitive RFP process as part of its replacement capacity resource construction projects. AES Indiana had payments of $72.9 million and $223.3 million to this vendor during 2024 and 2023, respectively, which is recorded primarily in “Property, plant and equipment, net” on the Consolidated Balance Sheets accompanying the 2024 10-K.

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

Employees of IPALCO and CDPQ Affiliated Companies
None of our Board members are directly employed by IPALCO. All of our Board members are employees of our two shareholders and/or their affiliated companies, and only receive compensation in their capacities as employees of these affiliated entities. The compensation paid to IPALCO directors that are also NEOs for services performed as employees of our affiliates for 2024 is set forth in “Item 11. Executive Compensation” of this Amendment. None of our Board members are compensated for their service on our Board.

The compensation received by each of our executive officers and directors who are employees of companies affiliated with AES was in excess of $120,000 in 2024 for services performed on behalf of AES or the US and Utilities, including for services provided to IPALCO and AES Indiana. The components of the compensation paid to all of our executive officers in 2024 was consistent with the compensation elements for our NEOs as disclosed in “Item 11. Executive Compensation” of this Amendment.

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
(b)    Exhibits

Exhibit No.	Document
3.1	Third Amended and Restated Articles of Incorporation of IPALCO Enterprises, Inc. (Incorporated by reference to Exhibit No. 3.1 to IPALCO’s Form 8-K dated as of February 18, 2015)
3.2	Amended and Restated By-Laws of IPALCO Enterprises, Inc. (Incorporated by reference to Exhibit No. 3.2 to IPALCO’s Form 8-K dated as of February 18, 2015)
3.3	Amendment to By-Laws of IPALCO Enterprises, Inc., effective April 4, 2025 (Incorporated by reference to Exhibit 3.1 to IPALCO's Form 8-K dated as of April 10, 2025)
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

10.16	The AES Corporation Amended and Restated Severance Plan and Summary Plan Description dated May 17, 2022
10.17
The AES Corporation Performance Incentive Plan, as amended and restated on October 10, 2023 (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.18
$500,000,000 Revolving Credit Facility Amended and Restated Credit Agreement, dated March 25, 2025, among Indianapolis Power & Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Joint Bookrunner and Joint Lead Arranger, U.S. Bank, National Association, as Syndication Agent, Joint Bookrunner and Joint Lead Arranger and The Huntington National Bank, as Documentation Agent (Incorporated by reference to Exhibit 10.1 to IPALCO's Form 8-K dated as of March 26, 2025)

10.19	AES Offer Letter for Gustavo Garavaglia, dated December 8, 2023
10.20	Amendment to IPALCO Shareholders' Agreement, dated April 4, 2025 (Incorporated by reference to Exhibit 10.1 to IPALCO's Form 8-K dated as of April 10, 2025)
21	Subsidiaries of IPALCO Enterprises, Inc (Incorporated by reference to Exhibit 21 to IPALCO's December 31, 2024 Form 10-K)
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of IPALCO’s December 31, 2024 Form 10-K)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of IPALCO’s December 31, 2024 Form 10-K)

31.3
Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4
Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2024 Form 10-K)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 of IPALCO’s December 31, 2024 Form 10-K)

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

*Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2025, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2024, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
Date:	April 30, 2025	By:	/s/ Kenneth J. Zagzebski
			Name:	Kenneth J. Zagzebski
			Title:	President and Chief Executive Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to security holders.