Form 10-Q
period 2025-03-31
IPALCO ENTERPRISES, INC.
filed 2025-05-01
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
(The registrant is a voluntary filer. The registrant has filed all applicable reports under Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months.)

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

At May 1, 2025, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2025

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-Q:

2024 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended
2024 Base Rate Order	The order issued in April 2024 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $71 million annually
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
2034 IPALCO Notes	$400 million of 5.75% IPALCO Enterprises, Inc. Senior Secured Notes due April 1, 2034
$400 million Term Loan Agreement	$400 million AES Indiana Term Loan Agreement, dated as of August 14, 2024
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES Indiana Credit Agreement	$500 million AES Indiana Amended and Restated Credit Agreement, dated as of March 25, 2025
AES U.S. Investments	AES U.S. Investments, Inc.
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CCGT	Combined Cycle Gas Turbine
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CPCN	Certificate of Public Convenience and Necessity
CWA	U.S. Clean Water Act
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
Hardy Hills JV	Hardy Hills JV, LLC
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NOx	Nitrogen Oxide

NPDES	National Pollutant Discharge Elimination System
OUCC	Indiana Office of Utility Consumer Counselor
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PTC	Production Tax Credit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable Interest Entity

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2024 Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2024 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in “Part II - Item 1A. Risk Factors”, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
	(In Thousands)
REVENUE	$477,700	$407,801

OPERATING COSTS AND EXPENSES:
Fuel	106,509	102,919
Power purchased	35,530	38,633
Operation and maintenance	142,608	115,368
Depreciation and amortization	85,605	80,433
Taxes other than income taxes	9,072	7,895
Other, net	(5)	1,523
Total operating costs and expenses	379,319	346,771

OPERATING INCOME	98,381	61,030

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	669	831
Interest expense	(43,991)	(43,648)
Other (expense) / income, net	(571)	306
Total other expense, net	(43,893)	(42,511)

INCOME BEFORE INCOME TAX	54,488	18,519

Income tax expense	35,940	3,909
NET INCOME	18,548	14,610

Net loss attributable to noncontrolling interests	(82,595)	(2,552)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$101,143	$17,162

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
	(In Thousands)
NET INCOME	$18,548	$14,610

Derivative activity:
Change in derivative fair value, net of income tax effect of $0 and $(2,193), for each respective period	—	6,626
Reclassification to earnings, net of income tax effect of $144 and $(252), for each respective period	(434)	760
Net change in fair value of derivatives	(434)	7,386

Other comprehensive (loss) / income	(434)	7,386

Comprehensive income	18,114	21,996

Less: comprehensive loss attributable to noncontrolling interests	(82,595)	(2,552)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$100,709	$24,548

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2025	2024
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,988	$26,647
Accounts receivable, net of allowance for credit losses of $36,454 and $29,798, respectively	323,497	313,078
Inventories	90,232	99,935
Regulatory assets, current	151,002	134,328
Taxes receivable	1,957	9,401
Derivative assets, current	398	1,526
Prepayments and other current assets	40,539	24,561
Total current assets	690,613	609,476
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $3,122,230 and $3,071,167, respectively	5,532,741	5,461,243
Intangible assets - net	226,939	232,210
Regulatory assets, non-current	606,096	619,029
Pension plan assets	24,743	24,941
Other non-current assets	184,626	192,126
Total other non-current assets	6,575,145	6,529,549
TOTAL ASSETS	$7,265,758	$7,139,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 5 and 12)	$579,532	$539,841
Accounts payable	240,930	271,235
Accrued taxes	35,686	26,253
Accrued interest	76,816	43,388
Customer deposits	11,823	11,892
Regulatory liabilities, current	2,383	11,915
Asset retirement obligations, current	45,396	32,161
Accrued and other current liabilities	22,443	26,231
Total current liabilities	1,015,009	962,916
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 5 and 12)	3,643,418	3,642,587
Deferred income tax liabilities	405,936	380,758
Regulatory liabilities, non-current	403,427	404,021
Accrued other postretirement benefits	2,892	2,834
Asset retirement obligations, non-current	322,883	346,299
Other non-current liabilities	8,380	8,499
Total non-current liabilities	4,786,936	4,784,998
Total liabilities	5,801,945	5,747,914
COMMITMENTS AND CONTINGENCIES (see Note 9)
REDEEMABLE STOCK OF SUBSIDIARIES	—	38,145
EQUITY:
Common shareholders’ equity
Common stock (no par value, 290,000,000 shares authorized; 108,907,318 shares issued and outstanding at March 31, 2025 and December 31, 2024)	—	—
Paid in capital	1,247,125	1,247,090
Accumulated other comprehensive income	34,944	35,378
Retained earnings	7,898	2,067
Total common shareholders’ equity	1,289,967	1,284,535
Noncontrolling interests	173,846	68,431
Total equity	1,463,813	1,352,966
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES AND EQUITY	$7,265,758	$7,139,025

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,548	$14,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,605	80,433
Amortization of deferred financing costs and debt discounts	936	1,046
Deferred income taxes and investment tax credit adjustments - net	24,341	2,000
Allowance for equity funds used during construction	(669)	(831)
Loss on asset disposal	—	1,523
Change in certain assets and liabilities:
Accounts receivable	(10,419)	(59,739)
Inventories	4,659	3,967
Prepayments and other current assets	(15,977)	(782)
Accounts payable	(12,832)	(20,692)
Accrued and other current liabilities	(3,424)	(9,126)
Accrued taxes payable/receivable	16,876	8,429
Accrued interest	33,428	20,028
Pension and other postretirement benefit assets and liabilities	256	613
Current and non-current regulatory assets and liabilities	(15,435)	(86,217)
Other	(3,428)	(3,395)
Net cash provided by (used in) operating activities	122,465	(48,133)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(147,116)	(259,124)
Project development costs	(3,454)	(339)
Acquisitions	—	(47,948)
Cost of removal payments	(8,884)	(10,268)
Net cash used in investing activities	(159,454)	(317,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	250,000	190,000
Repayments under revolving credit facilities	(210,000)	(150,000)
Short-term borrowings	—	92,000
Repayments of short-term borrowings	—	(392,000)
Long-term borrowings	—	1,050,000
Distributions to shareholders	(95,312)	(26,720)
Distributions to noncontrolling interests	(326)	(52)
Sales to noncontrolling interests	149,942	—
Payments for financing fees	(974)	(13,892)
Proceeds received from termination of interest rate swaps	—	23,114
Net cash provided by financing activities	93,330	772,450
Net change in cash, cash equivalents and restricted cash	56,341	406,638
Cash, cash equivalents and restricted cash at beginning of period	26,652	28,584
Cash, cash equivalents and restricted cash at end of period	$82,993	$435,222

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$7,513	$20,885
Non-cash investing activities:
Accruals for capital expenditures	$135,133	$135,433
Changes to right-of-use assets - finance leases	$—	$72,008
Non-cash financing activities:
Changes to financing lease liabilities	$218	$(69,858)

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Common Shareholders’ Equity
	Common Stock
(in Thousands)	Outstanding Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income / (loss)	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Redeemable Stock of Subsidiaries
2025
Beginning Balance	108,907	$—	$1,247,090	$35,378	$2,067	$1,284,535	$68,431	$38,145
Net income / (loss)			—	—	101,143	101,143	(82,595)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(95,312)	(95,312)	—	—
Sales to noncontrolling interests			—	—	—	—	150,191	—
Distributions to noncontrolling interests			—	—	—	—	(326)	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests			—	—	—	—	38,145	(38,145)
Other			35	—	—	35	—	—
Balance at March 31, 2025	108,907	$—	$1,247,125	$34,944	$7,898	$1,289,967	$173,846	$—

2024
Beginning Balance	108,907	$—	$1,021,992	$29,294	$25,182	$1,076,468	$53,254	$—
Net income / (loss)			—	—	17,162	17,162	(2,552)	—
Other comprehensive income			—	7,386	—	7,386	—	—
Distributions to shareholders			—	—	(26,720)	(26,720)	—	—
Distributions to noncontrolling interests			—	—	—	—	(52)	—
Other			26	—	—	26	—	—
Balance at March 31, 2024	108,907	$—	$1,022,018	$36,680	$15,624	$1,074,322	$50,650	$—

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 532,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations, all within the state of Indiana. The first station, Petersburg, consists of two coal-fired units. AES Indiana plans to convert these two coal units to natural gas. The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of March 31, 2025, AES Indiana’s net electric generation capacity at these generating stations for winter is 3,070 MW and net summer capacity is 2,925 MW.

AES Indiana also owns and operates three renewable energy projects, including a 195 MW solar project located in Clinton County, Indiana (the ”Hardy Hills Solar Project”), which achieved full commercial operations in May 2024, a 106 MW wind facility located in Benton County, Indiana (the ”Hoosier Wind Project”), which was acquired in February 2024 and a 200 MW (800 MWh) battery energy storage project located in Pike County, Indiana (the "Pike County BESS Project'), which construction was completed and commenced operations in March 2025. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - Pike County BESS Project" and Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to IPALCO's 2024 Form 10-K for further information.

In August 2023, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Petersburg Energy Center, LLC, including the development of a 250 MW solar and 45 MW (180 MWh) energy storage facility (the ”Petersburg Energy Center Project”). The Petersburg Energy Center Project is expected to be placed in service during the fourth quarter of 2025.

For further discussion about AES Indiana’s plans for wind, solar, and battery energy storage projects, please see Note 2, ”Regulatory Matters - IRP Filings and Replacement Generation” to IPALCO’s 2024 Form 10-K.

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

IPALCO consolidates the results of three AES Indiana subsidiaries that qualify as VIEs. These subsidiaries are Hardy Hills JV, Pike County Energy Storage JV and Petersburg Energy Center. AES Indiana is the primary beneficiary and controls the most significant activities of these VIEs. At March 31, 2025 and December 31, 2024, the assets of these VIEs were approximately $1,208.1 million and $1,169.3 million, primarily consisting of property, plant and equipment, construction work in progress and other non-current assets. At March 31, 2025 and December 31, 2024 , the liabilities of these VIEs were approximately $176.8 million and $180.5 million and, primarily consisting of finance leases and accounts payable.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of expected results for the year ending December 31, 2025. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto, which are included in IPALCO’s 2024 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported within the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2025	2024
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$82,988	$26,647
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$82,993	$26,652

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(In Thousands)
Accounts receivable, net
Customer receivables	$235,843	$207,353
Unbilled revenue	76,727	90,731
Amounts due from related parties	8,324	6,461
Other	39,057	38,331
Allowance for credit losses	(36,454)	(29,798)
Total accounts receivable, net	$323,497	$313,078

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	Three Months Ended March 31,
$ in Thousands	2025	2024
Allowance for credit losses:
Beginning balance	$29,798	$2,283
Current period provision	6,579	1,022
Net write-offs charged against allowance	(192)	(159)
Recoveries and account write-ons	269	619
Ending Balance	$36,454	$3,765

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. Beginning in 2024 and continuing into 2025, the current period provision and allowance for credit losses has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023. This has resulted in higher past due customer receivables as of March 31, 2025. AES Indiana reinstituted the customer disconnections process and collection efforts and write-off processes in March 2025.

Inventories

The following table summarizes our inventory balances at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(In Thousands)
Inventories
Fuel	$39,911	$50,842
Materials and supplies, net	50,321	49,093
Total inventories	$90,232	$99,935

ARO

AES Indiana’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liabilities for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
Balance as of January 1	$378,460	$249,930
Liabilities incurred	250	7,778
Liabilities settled	(1,987)	(1,098)
Revisions to cash flow and timing estimates	(12,919)	8,525
Accretion expense	4,475	2,737
Balance as of March 31	$368,279	$267,872
Less: ARO liabilities, current	45,396	—
ARO liabilities, non-current	$322,883	$267,872

ARO liabilities incurred in 2024 primarily relate to decommissioning costs for AES Indiana’s renewable projects, including liabilities incurred through acquisition of Hoosier Wind Project, LLC. AES Indiana recorded revisions to its ARO liabilities during these two periods primarily to reflect revisions to cash flow estimates due to increases / (decreases) in closure costs and groundwater treatment measures for ash ponds and landfills. As of March 31, 2025 and December 31, 2024, AES Indiana did not have any assets that are legally restricted for settling its ARO liabilities. For further information, see Note 4, “ARO” to IPALCO’s 2024 Form 10-K.

AFUDC

AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the periods indicated:

$ in thousands	Three Months Ended March 31,
	2025	2024
AFUDC equity	$669	$831
AFUDC debt	$9,817	$5,276

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized over their useful lives. The following table presents information related to the Company’s intangible assets, including the gross amount capitalized and related amortization:

	March 31,	December 31,
$ in thousands	2025	2024
Capitalized software	$282,457	$280,020
Project development intangible assets	82,869	83,149
Other	797	797
Less: Accumulated amortization	139,184	131,756
Intangible assets - net	$226,939	$232,210

	Three Months Ended March 31,
	2025	2024
Amortization expense	$7,669	$6,940

Accumulated Other Comprehensive Income

The amounts reclassified out of AOCI by component during the three months ended March 31, 2025 and 2024 are as follows (in Thousands):

Details about AOCI components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2025	2024
Net (gains) / losses on cash flow hedges	Interest expense	$(578)	$1,012
	Income tax effect	144	(252)
Total reclassifications for the period, net of income taxes (Note 4):		$(434)	$760

See Note 4, “Derivative Instruments and Hedging Activities - Cash Flow Hedges” for further information on the changes in the components of AOCI.

New Accounting Pronouncements Adopted in 2025

The Company assessed accounting pronouncements adopted in 2025 and determined that they were not applicable or did not have a material impact on the Company's Financial Statements.

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
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a breakdown of income taxes paid in a jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.
The amendments in this Update are effective for fiscal years beginning after December 15, 2024.
We are currently evaluating the impact of adopting the standard on our consolidated financial statements. This ASU only affects annual disclosures, which will be provided when the amendment becomes effective.

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

IRP Filings and Replacement Generation

2025 IRP

In January 2025, AES Indiana initiated its 2025 IRP process with external stakeholders. The first of five public advisory meetings took place on January 29, 2025 and will continue through most of 2025, with AES Indiana anticipating it will submit its final 2025 IRP, shaped by stakeholder feedback, to the IURC in November 2025.

Pike County BESS Project

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS Project to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. On July 19, 2023, AES Indiana filed a petition and case-in-chief with the IURC seeking approval for a Clean Energy Project and associated timely cost recovery under Indiana Code for this project. A hearing for this case was held in October 2023, and IURC approval was received on January 17, 2024. In March 2025, the Pike County BESS Project was placed in service. Upon the project being placed in service, the Company recognized $80.7 million of earnings from tax attributes using the HLBV method.

Crossvine Project

On August 1, 2024, AES Indiana executed an agreement for the acquisition of a development stage solar and BESS project to be developed in Dubois County, Indiana. AES Indiana plans to build 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be completed in mid-2027. AES Indiana filed a petition and case-in-chief with the IURC in August 2024, seeking a CPCN for this project. IURC approval was received on April 9, 2025 and AES Indiana expects to close on the agreement for the acquisition in the second quarter of 2025.

3. FAIR VALUE

The fair value of current financial assets and liabilities approximate their reported carrying amounts. The estimated fair values of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5, “Fair Value” to IPALCO’s 2024 Form 10-K.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at March 31, 2025 and December 31, 2024 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of March 31, 2025				Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$104	$—	$—	$104	$86	$—	$—	$86
Mutual funds	3,907	—	—	3,907	3,947	—	—	3,947
Total VEBA investments	4,011	—	—	4,011	4,033	—	—	4,033
FTRs	—	—	398	398	—	—	1,526	1,526
Total financial assets measured at fair value	$4,011	$—	$398	$4,409	$4,033	$—	$1,526	$5,559

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
Beginning Balance	$1,526	$1,388
Settlements	(1,128)	(995)
Ending Balance	$398	$393

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	March 31, 2025		December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,638,800	$3,478,188	$3,638,800	$3,404,473
Variable-rate	540,000	540,000	500,000	500,000
Total indebtedness	$4,178,800	$4,018,188	$4,138,800	$3,904,473

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $35.0 million and $34.7 million at March 31, 2025 and December 31, 2024, respectively; and

•unamortized discounts of $9.3 million and $9.4 million at March 31, 2025 and December 31, 2024, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, “Overview and Summary of Significant Accounting Policies - Financial Derivatives” and Note 6, “Derivative Instruments and Hedging Activities” to IPALCO’s 2024 Form 10-K.

At March 31, 2025, AES Indiana’s outstanding derivative instruments were as follows:

Commodity	Accounting Treatment	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	1,730	—	1,730

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

IPALCO’s three forward-starting interest rate swaps with a combined notional value of $400.0 million were terminated for total cash proceeds of $23.1 million in conjunction with the issuance of the 2034 IPALCO Notes in March 2024. AOCI of $95.4 million associated with the interest rate swaps through the date of the termination is currently being amortized into interest expense over the 10-year life of the 2034 IPALCO Notes. IPALCO previously de-designated three forward-starting interest rate swaps used to hedge the interest risk associated with refinancing the IPALCO 2020 maturities. AOCL of $72.3 million was frozen at the date of de-designation, which is currently being amortized into interest expense over the remaining life of the 2030 IPALCO Notes.

The following table provides information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended March 31,
$ in thousands (net of tax)	2025	2024
Beginning accumulated derivative gain	$35,378	$29,294
Net gains associated with current period hedging transactions	—	6,626
Net (gains) / losses reclassified to interest expense, net of tax	(434)	760
Ending accumulated derivative gain in AOCI	$34,944	$36,680

Net gain expected to be reclassified to earnings in the next twelve months	1,737

Derivatives Not Designated as Hedge

AES Indiana’s FTRs do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of March 31, 2025 and December 31, 2024, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO’s derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	March 31, 2025	December 31, 2024
FTRs	Not a Cash Flow Hedge	Derivative assets, current	$398	$1,526

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		March 31,	December 31,
Series	Due	2025	2024
		(In Thousands)
AES Indiana first mortgage bonds:
0.65% (1)	August 2025	$40,000	$40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	650,000
Unamortized discount – net		(8,023)	(8,093)
Deferred financing costs		(25,143)	(25,469)
Total AES Indiana first mortgage bonds		2,730,634	2,730,238
Total long-term debt – AES Indiana		2,730,634	2,730,238
Long-term debt – IPALCO:
4.25% Senior Secured Notes	May 2030	475,000	475,000
5.75% Senior Secured Notes	April 2034	400,000	400,000
Unamortized discount – net		(1,311)	(1,331)
Deferred financing costs		(8,071)	(8,279)
Total long-term debt – IPALCO		865,618	865,390
Total consolidated IPALCO long-term debt		3,596,252	3,595,628
Less: current portion of long-term debt		39,703	39,910
Net consolidated IPALCO long-term debt (3)		$3,556,549	$3,555,718

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
(3)Excludes $0.0 million and $0.2 million (current) and $86.9 million and $86.9 million (non-current) finance lease liabilities included in the respective short and long-term debt line items on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. See Note 12, "Leases" for further information.

Line of Credit

AES Indiana entered into a third amendment and restatement of its $500 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Indiana Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $200 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Indiana Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of

March 31, 2025 and December 31, 2024, AES Indiana had $140.0 million and $100.0 million in outstanding borrowings on the committed AES Indiana Credit Agreement, respectively.

AES Indiana Term Loan

In August 2024, AES Indiana entered into an unsecured $400 million 364-day term loan agreement, which was drawn in two tranches. AES Indiana drew $300 million at closing and drew the remaining $100 million in October 2024, with the proceeds being used for general corporate purposes. This agreement matures on August 13, 2025, and bears interest at variable rates as described in the $400 million Term Loan Agreement. The $400 million Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Indiana's Credit Agreement. AES Indiana has classified the $400 million Term Loan Agreement as short-term indebtedness as it matures August 2025. Management plans to repay the $400 million Term Loan Agreement through a combination of funds from debt financings and parent equity capital contributions.

6. INCOME TAXES

IPALCO’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three Months Ended March 31,
	2025	2024
Effective tax rate	66.0%	21.1%

The year-to-date rate is different from the combined federal and state statutory rate of 24.9% primarily due to the impact of taxes on noncontrolling interest in subsidiaries and the net tax expense related to the amortization of allowance for equity funds used during construction, which is partially offset by the flowthrough of the net tax benefit related to the reversal of excess deferred taxes and investment tax credits of AES Indiana.

IPALCO’s income tax expense for the three months ended March 31, 2025, was calculated using the estimated annual effective income tax rate for 2025 of 29.1% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The following table presents the net periodic benefit cost of the Pension Plans combined:

	Three Months Ended
	March 31,
	2025	2024
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,065	$1,253
Interest cost	6,891	6,739
Expected return on plan assets	(7,758)	(7,443)
Amortization of prior service cost	585	475
Amortization of actuarial loss	1,257	1,207
Net periodic benefit cost	$2,040	$2,231

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

8. EQUITY

Paid In Capital

On April 29, 2025, AES U.S. Investments received equity capital contributions totaling $123.5 million, of which $105 million was contributed by AES U.S. Holdings, LLC and $18.5 million was contributed by CDPQ. IPALCO then received equity capital contributions totaling $150.0 million, of which $123.5 million was contributed by AES U.S. Investments and $26.5 million was contributed by CDPQ. IPALCO then made the same investments in AES Indiana. The proceeds from the equity contributions are intended primarily for funding needs related to AES Indiana’s capital expenditure program. The capital contributions were made on a proportional share basis and, therefore, did not change CDPQ’s or AES’ ownership interests in IPALCO or AES U.S. Investments.

Equity Transactions with Noncontrolling Interests

On December 6, 2024, AES Indiana, though a wholly-owned subsidiary, sold a noncontrolling interest in the Pike County BESS Project to a tax equity investor. Through March 31, 2025, the tax equity investor has made total contributions of $188.3 million under the agreement, including $150.2 million contributed in March 2025. The redemption feature of the tax equity partnership agreement was contingent upon the underlying assets being placed in service by a guaranteed date. In March 2025, the Pike County BESS Project was placed in service, resulting in the expiration of the redemption feature. As a result, noncontrolling interest of $38.1 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of March 31, 2025 and December 31, 2024, respectively.

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of March 31, 2025 and December 31, 2024, respectively.

10. BUSINESS SEGMENTS

IPALCO manages its business through one reportable operating segment, the Utility segment, led by our Chief Executive Officer and Chief Financial Officer, who, collectively, are the Chief Operating Decision Maker. The primary segment performance measures are income / (loss) before income tax and net income / (loss) as management has concluded that these measures best reflect the underlying business performance of IPALCO and are the most relevant measures considered in IPALCO's internal evaluation of the financial performance of its segment. The Utility segment is comprised of AES Indiana, a vertically integrated electric utility, with all other nonutility business activities aggregated separately. See Note 1, "Overview and Summary of Significant Accounting Policies" for further information on AES Indiana. The “Other” nonutility category primarily includes the 2030 IPALCO Notes, 2034 IPALCO Notes and related interest expense, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. See Note 1, "Overview and Summary of Significant Accounting Policies" to IPALCO’s 2024 Form 10-K for further information.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Utility	Other	Total	Utility	Other	Total
Revenue	$477,700	$—	$477,700	$407,801	$—	$407,801

Fuel	106,509	—	106,509	102,919	—	102,919
Power purchased	35,530	—	35,530	38,633	—	38,633
Operation and maintenance	142,486	122	142,608	115,246	122	115,368
Depreciation and amortization	85,605	—	85,605	80,433	—	80,433
Taxes other than income taxes	9,072	—	9,072	7,895	—	7,895
Allowance for equity funds used during construction	(669)	—	(669)	(831)	—	(831)
Interest expense	33,543	10,448	43,991	32,377	11,271	43,648
Other segment items (a)	547	19	566	2,158	(941)	1,217
Income / (loss) before income tax	65,077	(10,589)	54,488	28,971	(10,452)	18,519
Income tax expense / (benefit)	36,192	(252)	35,940	5,687	(1,778)	3,909
Net income / (loss)	$28,885	$(10,337)	$18,548	$23,284	$(8,674)	14,610

Capital expenditures	$147,116	$—	$147,116	$259,124	$—	$259,124

	As of March 31, 2025			As of December 31, 2024
	Utility	Other	Total	Utility	Other	Total
Total assets	$7,245,851	$19,907	$7,265,758	$7,123,241	$15,784	$7,139,025

(a) Other segment items primarily includes other miscellaneous gains and losses in Other (expense) income, net.

11. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. Please see Note 14, “Revenue” to IPALCO’s 2024 Form 10-K for further discussion of our retail, wholesale and miscellaneous revenue.

AES Indiana’s revenue from contracts with customers was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue from contracts with customers	$471,294	$401,217

The following table presents our revenue from contracts with customers and other revenue (in thousands):

	Three Months Ended March 31,
	2025	2024
Retail Revenue
Retail revenue from contracts with customers:
Residential	$219,419	$180,969
Small commercial and industrial	74,947	63,196
Large commercial and industrial	138,159	125,209
Public lighting	17,672	14,655
Other (1)	3,811	2,179
Total retail revenue from contracts with customers	454,008	386,208
Alternative revenue programs	5,526	5,706
Wholesale Revenue
Wholesale revenue from contracts with customers:	15,183	12,622
Miscellaneous Revenue
Capacity revenue	264	7
Transmission and other revenue	1,839	2,380
Total miscellaneous revenue from contracts with customers	2,103	2,387
Other miscellaneous revenue (2)	880	878
Total Revenue	$477,700	$407,801

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were as follows (in thousands):

	March 31, 2025	December 31, 2024
Receivables from contracts with customers	$314,761	$298,984

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

12. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Condensed Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	March 31, 2025	December 31, 2024
Assets
Right-of-use assets — finance leases	Other non-current assets	$86,100	$86,707
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	$—	$217
Finance lease liabilities (non-current)	Long-term debt	86,869	86,869
Total finance lease liabilities		$86,869	$87,086

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	March 31, 2025	December 31, 2024
Weighted-average remaining lease term — finance leases	35 years	36 years
Weighted-average discount rate — finance leases	5.67%	5.67%

Operating cash outflows from finance leases were $3.5 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of March 31, 2025 for 2025 through 2029 and thereafter (in thousands):

Finance Leases
2025	$1,379
2026	4,565
2027	4,657
2028	4,750
2029	4,845
Thereafter	205,038
Total	$225,234
Less: Imputed interest	(138,365)
Present value of lease payments	$86,869

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Total lease revenue	$562	$533

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	March 31, 2025	December 31, 2024
Gross assets	$4,391	$4,387
Less: Accumulated depreciation	(1,452)	(1,426)
Net assets	$2,939	$2,961

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future lease receipts as of March 31, 2025 for the remainder of 2025 through 2029 and thereafter (in thousands):

Operating Leases
2025	$416
2026	554
2027	554
2028	354
2029	314
Thereafter	577
Total	$2,769

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q.

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2024 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and uncertainties that may affect our business.

OVERVIEW OF OUR BUSINESS

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is AES Indiana, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through AES Indiana. Our business segments are “utility” and “other.” For additional information regarding our business, see “Item 1. Business” of IPALCO’s 2024 Form 10-K.

EXECUTIVE SUMMARY

Compared with the same period in the prior year, the results for the three months ended March 31, 2025 reflect higher income before income tax of $35.9 million, or 194.2%, as well as an increase in net income of $3.9 million, or 27.0%, primarily due to factors including, but not limited to:

Three Months Ended
March 31,
$ in millions	2025 vs. 2024
Increase in retail margin due to higher prices (primarily driven by the 2024 Base Rate Order, including the impact of certain riders now included in base rates)	$42.9
Increase in retail margin due to higher volumes (primarily driven by weather and higher retail demand)	14.2
Increase in ECCRA rider revenue due to recovery of certain renewable project investments	9.6
Decrease due to lower TDSIC rider revenue (primarily driven by certain projects now being included in base rates)	(12.4)
Decrease due to higher expected credit losses	(5.6)
Increase in contracted services expenses and higher materials and supplies inventory consumption, primarily due to higher generation maintenance and outage costs	(5.6)
Decrease due to higher depreciation expense from additional assets placed in service, higher amortization of regulatory assets and changes in depreciation rates as a result of the 2024 Base Rate Order	(5.2)
Other	(2.0)
Net change in income before income tax	35.9
Net increase in income tax expense due to higher pre-tax income, a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Indiana resulting from the 2024 Base Rate Order, and the tax effects associated with HLBV in the current period	(32.0)
Net change in net income	$3.9

See “Results of Operations” below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenue and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended
	March 31,
$ in Thousands	2025	2024	$ Change	% Change

REVENUE	$477,700	$407,801	$69,899	17.1%

OPERATING COSTS AND EXPENSES:
Fuel	106,509	102,919	3,590	3.5%
Power purchased	35,530	38,633	(3,103)	(8.0)%
Operation and maintenance	142,608	115,368	27,240	23.6%
Depreciation and amortization	85,605	80,433	5,172	6.4%
Taxes other than income taxes	9,072	7,895	1,177	14.9%
Other, net	(5)	1,523	(1,528)	(100.3)%
Total operating costs and expenses	379,319	346,771	32,548	9.4%

OPERATING INCOME	98,381	61,030	37,351	61.2%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	669	831	(162)	(19.5)%
Interest expense	(43,991)	(43,648)	(343)	0.8%
Other (expense) / income, net	(571)	306	(877)	(286.6)%
Total other expense, net	(43,893)	(42,511)	(1,382)	3.3%

INCOME BEFORE INCOME TAX	54,488	18,519	35,969	194.2%

Income tax expense	35,940	3,909	32,031	819.4%
NET INCOME	18,548	14,610	3,938	27.0%

Net loss attributable to noncontrolling interests	(82,595)	(2,552)	(80,043)	3136.5%

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$101,143	$17,162	$83,981	489.3%

Revenue

Revenue during the three months ended March 31, 2025 increased $69.9 million compared to the same period in 2024, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Revenue:
Retail revenue	$459,534	$391,914	$67,620	17.3%
Wholesale revenue	15,183	12,622	2,561	20.3%
Miscellaneous revenue	2,983	3,265	(282)	(8.6)%
Total revenue	$477,700	$407,801	$69,899	17.1%

Heating degree days:
Actual	2,724	2,329	395	17.0%
30-year average	2,713	2,713

The following table presents additional data on kWh sold:

	Three Months Ended
	March 31,
	2025	2024	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,591	1,431	160	11.2%
Small commercial and industrial	498	471	27	5.7%
Large commercial and industrial	1,422	1,399	23	1.6%
Public lighting	10	5	5	100.0%
Sales – retail customers	3,521	3,306	215	6.5%
Wholesale	252	360	(108)	(30.0)%
Total kWh sold	3,773	3,666	107	2.9%

The following graph shows the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three months ended March 31, 2025 as compared to the same period in the prior year:

During the three months ended March 31, 2025, revenue increased $69.9 million compared to the same period of the prior year primarily due to the following:

$ in millions	Three Months Ended March 31, 2025 vs. 2024
Retail revenue:

Volume:
Net increase in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$24.8
Price:
Net increase in the weighted average price of retail kWh sold primarily due to the 2024 Base Rate Order, partially offset by lower FAC revenue	41.3

Other:
Primarily due to increase in miscellaneous charges to customers (including reconnection and late fee charges)	1.5

Net change in retail revenue	67.6

Wholesale revenue:

Volume:
Net decrease in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	(3.8)
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	6.4

Net change in wholesale revenue	2.6

Miscellaneous revenue	(0.3)

Net change in revenue	$69.9

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three months ended March 31, 2025 compared to the same period in 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Operating costs and expenses:
Fuel	$106,509	$102,919	$3,590	3.5%
Power purchased	35,530	38,633	(3,103)	(8.0)%
Operation and maintenance	142,608	115,368	27,240	23.6%
Depreciation and amortization	85,605	80,433	5,172	6.4%
Taxes other than income taxes	9,072	7,895	1,177	14.9%
Other, net	(5)	1,523	(1,528)	100.0%
Total operating costs and expenses	$379,319	$346,771	$32,548	9.4%

Fuel

The increase in fuel costs of $3.6 million during the three months ended March 31, 2025 compared to the same period of the prior year was primarily due to the following:

$ in millions	Three Months Ended March 31, 2025 vs. 2024
Volume:
Coal	$18.9
Natural gas	(23.4)
Oil	(0.5)
Net change in volume	(5.0)
Price:
Coal	(14.6)
Natural gas	20.0
Deferred fuel	3.2
Net change in price	8.6

Net change in fuel expense	$3.6

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

Power Purchased

The decrease in power purchased of $3.1 million during the three months ended March 31, 2025 compared to the same period of the prior year was primarily due to the following:

$ in millions	Three Months Ended March 31, 2025 vs. 2024
Volume:
Net increase in the volume of power purchased primarily due to AES Indiana's generation units running less frequently during the respective periods.	$16.8
Price:
Market prices	(13.4)
Deferred power purchased	(2.4)
Net change in price	(15.8)

Other, net (mostly due to changes in capacity purchases)	(4.1)

Net change in power purchased costs	$(3.1)

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

Operation and Maintenance

The increase in Operation and maintenance of $27.2 million during the three months ended March 31, 2025 compared to the same period of the prior year was primarily due to the following:

$ in millions	Three Months Ended March 31, 2025 vs. 2024
Increase in DSM program costs (a)	$10.6
Increase due to higher expected credit losses	5.6
Increase in contracted services expenses and higher materials and supplies inventory consumption, primarily due to higher generation maintenance and outage costs	5.6
Other, net	5.4
Net change in operation and maintenance costs	$27.2

(a) There is corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization

The increase in Depreciation and amortization expense of $5.2 million during the three months ended March 31, 2025 compared to the same period of the prior year was mostly attributed to the impact of additional assets placed in service, higher amortization of regulatory assets and changes in depreciation rates as a result of the 2024 Base Rate Order.

Other (Expense) / Income, Net

The following table illustrates our changes in Other (expense) / income, net during the three months ended March 31, 2025 compared to the same periods in 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Other (expense) / income, net
Allowance for equity funds used during construction	$669	$831	$(162)	(19.5)%
Interest expense	(43,991)	(43,648)	(343)	0.8%
Other (expense) / income, net	(571)	306	(877)	(286.6)%
Total other expense, net	$(43,893)	$(42,511)	$(1,382)	3.3%

Income Tax Expense

The following table illustrates our changes in Income tax expense during the three months ended March 31, 2025 compared to the same period of the prior year (in thousands):

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Income tax expense	$35,940	$3,909	$32,031	819.4%

The increase in Income tax expense of $32.0 million during the three months ended March 31, 2025 compared to the same period of the prior year was primarily driven by higher pre-tax income, a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Indiana resulting from the 2024 Base Rate Order, and the tax effects associated with HLBV in the current period.

Net Loss Attributable to Noncontrolling Interests

The following table illustrates changes in Net loss attributable to noncontrolling interests during the three months ended March 31, 2025 compared to the same periods of the prior year (in thousands):

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Net loss attributable to noncontrolling interests	$(82,595)	$(2,552)	$(80,043)	3136.5%

The increase in Net loss attributable to noncontrolling interests of $80.0 million for the three months ended March 31, 2025 primarily relates to the allocation of losses to the tax equity investor of the Pike County BESS Project, as result of the project placed in service in March 2025. See Note 2, “Regulatory Matters - IRP Filings and Replacement Generation - Hardy Hills Solar Project ” to the Financial Statements included in this Form 10-Q for further discussion.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2025 and beyond, we expect that our financial results will be driven primarily by retail demand, weather and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:

•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•timely recovery of capital expenditures and operation and maintenance costs.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2024 Form 10-K.

Operational

Trade Restrictions and Supply Chain

In April 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels from Cambodia, Malaysia, Thailand and Vietnam (“Southeast Asia”) were circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. In August 2023, Commerce rendered final affirmative findings of circumvention with respect to all four countries, which resulted in the imposition of AD and CVD duties on certain imported cells and panels from Southeast Asia. Commerce's determination and related matters remain the subject of ongoing litigation.

In 2024, Commerce and the U.S. International Trade Commission initiated new AD/CVD investigations on solar cells and panels imported from Southeast Asia. On April 18, 2025, Commerce rendered final affirmative AD/CVD determinations with respect to all four countries. The U.S. International Trade Commission's final determination is expected to be announced May 20, 2025. A final affirmative determination by the U.S. International Trade Commission would result in the issuance of new AD/CVD orders in early June 2025. We do not expect a final affirmative AD/CVD determination by the U.S. International Trade Commission to have a negative impact on our business.

Separately, the U.S. maintains a global safeguard tariff (currently 14.00% ad valorem) on solar cells and modules pursuant to the Section 201 Safeguard Action on crystalline silicon photovoltaic products, which became effective in February 2018. On June 21, 2024, President Biden issued Proclamation 10779, revoking the exclusion of bifacial panels from safeguard relief previously proclaimed in Proclamation 10339, and reinstating the tariff on bifacial panels under the Section 201 Safeguard Action, subject to certain qualifications. These global tariffs are expected to expire in February 2026.

The U.S. also maintains Section 301 tariffs on certain Chinese made lithium-ion batteries and related components utilized for energy storage systems, with such tariff currently set at 7.5% and increasing to 25% effective January 1, 2026. There is also an ongoing AD/CVD investigation with respect to exports by China of natural and synthetic graphite used to make lithium-ion battery anode material. Any determinations or orders arising from such investigation could result in price increases.

Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) seeks to block the import of products made with forced labor in certain areas of China, at any point in the supply chain, and may lead to certain suppliers being blocked from importing solar cells and panels to the U.S. While this has impacted the U.S. market, we have managed this issue without significant impact to our projects. Further forced labor designations of entities under the UFLPA may impact our suppliers’ ability or willingness to meet their contractual agreements or to continue to supply cells or panels into the U.S. market on terms that we deem satisfactory.

The Trump Administration has threatened or imposed tariffs on a wide range of countries and products. On February 10, 2025, President Trump signed Executive Orders modifying existing Section 232 tariffs on steel and aluminum imports to expand their scope of applicability and imposing 25% tariffs on both products. At this time, we do not expect the modifications to tariffs on steel and aluminum to have a material impact on our business.

On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act (IEEPA) and imposing a 10% additional tariff on imports from China, effective February 4, 2025. Effective March 4, 2025, this tariff was increased to 20%.

On April 2, 2025, President Trump issued an Executive Order pursuant to IEEPA imposing an indefinite, baseline reciprocal 10% tariff on almost all goods imported into the U.S., effective April 5, 2025, and individualized higher IEEPA tariffs (11% to 50%) starting April 9, 2025 on goods originating from 57 countries with trade surpluses with the U.S.. On April 9, 2025, the U.S. government issued a further Executive Order increasing the IEEPA reciprocal tariff on China to 125% effective April 10, 2025. Concurrently, the U.S. government announced a temporary suspension of the country-specific reciprocal tariff measures targeting most U.S. trading partners for a 90-day period, or until July 9, 2025.

During the 90-day suspension many countries have been seeking to reach bilateral trade agreements with the U.S. and the ultimate outcome of any reciprocal or other tariffs with these countries is uncertain.

We expect the tariffs on imports from China will increase overall costs for materials and parts that are imported to build and maintain renewable energy plants for the U.S. industry. Any additional U.S. tariffs on imports from other countries or higher tariffs could negatively impact our business.

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

Customer Information and Billing System Implementation

In the fourth quarter of 2023, we implemented our new customer information and billing system, SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. In connection with this implementation, a temporary pause of customer disconnections and certain collection efforts and write-off processes was instituted. This has resulted in higher past due customer receivables and a higher allowance for credit losses as of March 31, 2025. We reinstituted the customer disconnections process and collection efforts and write-off processes in March 2025.

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

In Indiana, lawmakers recently passed House Bill 1007, which is pending Governor Braun's signature. Among other things, the legislation contains a provision providing a potential regulatory tool for utilities and large load customers to submit an expedited generation resource proposal to the IURC. AES Indiana is currently evaluating this legislation and any impacts it may have on current or future generation resource plans.

IRA and U.S. Renewable Energy Tax Credits

The IRA includes provisions that benefit the Company’s planned clean energy projects, including increases, extensions, direct transfers and/or new tax credits for wind, solar, and storage. The IRA extends solar ITCs and provides higher credits for projects that satisfy wage and apprenticeship requirements, as well as the “technology neutral” clean electricity PTC and ITC will provide incremental benefits for our current and future planned renewable projects. For further discussion of our renewable projects, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of IPALCO’s 2024 Form 10-K.

We account for renewable projects according to GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the tax-credit value that is transferred to tax equity investors at the time of its creation, which for projects utilizing the ITC, begins in the quarter the project is placed in service. For projects utilizing the PTC, this value is recognized over 10 years as the facility produces energy. In 2023, we recognized $26.1 million of earnings from tax attributes using the HLBV method upon the first stage of the Hardy Hills Solar Project being placed in service. Upon the final stage of the project being placed in service in May 2024, the Company recognized $21.4 million of earnings from tax attributes using the HLBV method. In March 2025, upon the Pike County BESS Project being placed in service, we recognized $80.7 million of earnings from tax attributes using the HLBV method. Please see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - Pike County BESS Project" to the Financial Statements included in this Form 10-Q for further discussion. As we progress in our plan of integrating additional renewable energy projects under our 2022 IRP, as discussed further below, we anticipate additional earnings associated with the tax attributes of these projects.

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

Tax

The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA includes a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In September 2024, the IRS released proposed regulations on the 15% CAMT. The impact to the Company in 2025 is not expected to be material.

In April 2025, the 2025 Indiana General Assembly passed Senate Enrolled Act No. 1, which includes language that could impact AES Indiana's property tax expense. We are currently evaluating the impact of this legislation; however, the impact to AES Indiana in 2025 is not expected to be material.

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

Interest Rates

In the U.S. there has been a rise in interest rates since 2021, and interest rates are expected to remain volatile in the near term. Although all of our existing IPALCO and AES Indiana long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under our AES Indiana Credit Agreement and $400 million Term Loan Agreement. For future IPALCO debt financings, IPALCO, at times, manages a hedging program and evaluates pre-issuance hedges to reduce uncertainty and exposure to future interest rates.

Executive Orders

On January 25, 2025, President Trump issued an Executive Order titled "Declaring a National Energy Emergency" directing Agencies to, among other tasks, identify and exercise any lawful emergency authorities available to them to facilitate the identification, leasing, siting, production, transportation, refining, and generation of domestic energy resources.

In April 2025, President Trump issued several Executive Orders with potential impacts to the energy industry and national energy policy, including: (i) “Reinvigorating America’s Beautiful Clean Coal Industry and Amending Executive Order 14241”, (ii) “Protecting American Energy from State Overreach”, and (iii) “Strengthening the Reliability and Security of the United States Electric Grid”. In April 2025, Indiana Governor Braun also issued Executive Orders with potential impacts to the energy industry, including “Ensuring Economic Opportunity and Indiana’s Energy Future by Supporting Life Extension for Coal Energy Generation and Assessing Natural Gas Supplies”. These Executive Orders direct federal and state agencies, as applicable, to review and take actions with respect to energy matters and it is too early to determine the impact of the Executive Orders on our business, but any resulting actions by such agencies could have a material impact on our business, financial condition or results of operations.

Regulatory

2025 IRP

In January 2025, AES Indiana initiated its 2025 IRP process with external stakeholders. The first of five public advisory meetings took place on January 29, 2025 and will continue through most of 2025, with AES Indiana anticipating it will submit its final 2025 IRP, shaped by stakeholder feedback, to the IURC in November 2025. Please see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2025 IRP" to the Financial Statements included in this Form 10-Q for further discussion.

2022 IRP

AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. Please see Note 2, "Regulatory Matters" to the

Financial Statements included in this Form 10-Q and Note 2, “Regulatory Matters” to the Financial Statements included in IPALCO’s 2024 Form 10-K for further discussion of these and other regulatory matters.

Environmental

We are subject to numerous environmental and climate change laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental and climate change laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal or beneficial reuse of CCR) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. The following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Environmental Matters” in IPALCO’s 2024 Form 10-K.

Trump Administration Actions Affecting Environmental Regulations

On January 20, 2025, President Trump issued an Executive Order titled “Unleashing American Energy” directing Agencies to, among other tasks, review regulations issued under the prior Administration to determine whether they should be suspended, revised, or rescinded. The Trump Administration also issued a Memorandum titled “Regulatory Freeze Pending Review” directing Agencies to refrain from proposing or issuing any rules until the Trump Administration has reviewed and approved those rules. In accordance with these and other Trump Administration Executive Orders, on March 12, 2025, EPA released a list of environmental regulations that will be targeted for reconsideration and other deregulatory action. These and other actions, including other Executive Orders and directives from the Trump Administration, may have an impact on regulations and permitting processes that may affect our business, financial condition, or results of operations.

CWA - Environmental Wastewater Requirements and Regulation of Water Discharge

The concept of WOTUS defines the geographic reach and authority of the U.S. Army Corps of Engineers and EPA (together, the "Agencies") to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the appropriate standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (Decision) in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. The Decision provides a standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, under the Decision, wetlands that do not have a continuous surface connection with traditional interstate navigable water is not considered a WOTUS and therefore is not federally jurisdictional.

On September 8, 2023, the Agencies published final amendments to the “Revised Definition of ‘Waters of the United States’” rule. These final rule amendments conform the definition of WOTUS to the definition adopted in the
Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision.

On March 12, 2025, the Agencies issued a joint guidance memorandum for implementing the “continuous surface connection” consistent with the Decision and related issues. The Federal Register notice was published on March 24, 2025 outlining a process to gather recommendations for implementation of WOTUS.

It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over WOTUS might have a material adverse effect on our results of operations, financial condition and cash flows.

CWA - NPDES Permits

NPDES permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Section 402 of the Federal Water Pollution Control Act. A number of CWA regulations described above are implemented through NPDES permits.

In 2017, IDEM issued to Eagle Valley a NPDES permit regulating water discharges associated with operation of its CCGT. As part of the normal course of business, AES Indiana submitted a timely application for renewal for the

Eagle Valley NPDES permit, and on March 31, 2023, IDEM issued the renewed NPDES permit. On April 17, 2023, a third party filed an appeal of Eagle Valley’s renewed NPDES permit. On February 18, 2025, the Indiana Office of Administrative Law Proceedings (OALP) issued a final order which determined that the third-party appellant failed to prove it has associational standing to challenge the NPDES permit and that the third-party appellant failed to prove any of the alleged deficiencies in its petition for review as a matter of law. On March 20, 2025, the third-party appellant filed a Petition for Judicial Review with the Morgan County Circuit Court (Indiana Trial court), asking the court to set aside OALP's final order. AES Indiana contends that the renewed permit was validly issued, and the permit remains in effect. AES Indiana is unable to predict the outcome of the appeal, but depending on the results, it could have an adverse effect on the Company.

In 2017, IDEM also issued to Harding Street and Petersburg NPDES permits regulating water discharges associated with operation of their power plant operations. As part of the normal course of business, AES Indiana submitted timely applications for renewal for both Harding Street and Petersburg NPDES permits in March 2022. On November 29, 2023, IDEM issued the final NPDES permit renewal for Harding Street with an effective date of January 1, 2024. Among other new requirements, the permit includes new thermal limitations, that could result in the need for AES Indiana to take additional actions to ensure compliance with the final permit. On December 14, 2023, AES Indiana filed a petition for appeal of certain new requirements, including the new thermal limitations, in the final Harding Street NPDES permit. A stay of the appealed requirements was initially granted on January 4, 2024, and is in effect until August 6, 2025 (as extended from April 30, 2025), which could be further extended. The renewal application for the Petersburg NPDES permit remains pending. IDEM published the draft Petersburg NPDES permit for public notice on September 19, 2024, with the comment period closing October 21, 2024. It is too early to determine the potential impact, but final or future permits could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of March 31, 2025, we had unrestricted cash and cash equivalents of $83.0 million and available borrowing capacity of $360 million under our unsecured revolving AES Indiana Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 29, 2026. In February 2024, AES Indiana received an order from the IURC granting authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $350 million remains available under the order as of March 31, 2025. This order also grants authority to have up to $750 million of amounts outstanding under long-term credit agreements and liquidity facilities, of which $210.0 million remains available under the order as of March 31, 2025. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of March 31, 2025. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Net cash provided by (used in) operating activities	$122,465	$(48,133)	$170,598
Net cash used in investing activities	(159,454)	(317,679)	158,225
Net cash provided by financing activities	93,330	772,450	(679,120)
Net change in cash, cash equivalents and restricted cash	56,341	406,638	(350,297)
Cash, cash equivalents and restricted cash at beginning of period	26,652	28,584	(1,932)
Cash, cash equivalents and restricted cash at end of period	$82,993	$435,222	$(352,229)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Net income	$18,548	$14,610	$3,938
Depreciation and amortization	85,605	80,433	5,172
Deferred income taxes and investment tax credit adjustments - net	24,341	2,000	22,341
Other adjustments to net income	267	1,738	(1,471)
Net income, adjusted for non-cash items	128,761	98,781	29,980
Net change in operating assets and liabilities(1)	(6,296)	(146,914)	140,618
Net cash provided by (used in) operating activities	$122,465	$(48,133)	$170,598

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven by changes in the following (in thousands):

Increase from current and non-current regulatory assets and liabilities primarily due to the settlement of pre-existing purchase power agreements in the prior year, higher FAC collections and higher DSM deferrals	$70,782
Increase from lower net accounts receivable driven by the timing of collections, and billing delays and a temporary pause of customer disconnections and certain collection efforts and write-off processes primarily in the prior year period following AES Indiana's customer billing system upgrade in the fourth quarter of 2023	49,320
Increase in accrued interest due to higher interest expense due to the composition of debt held by AES Indiana in 2025	13,400
Other	7,116
Net change in operating assets and liabilities	$140,618

Investing Activities

Net cash used in investing activities decreased $158.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily driven by (in thousands):

Fewer cash outflows for capital expenditures related with renewable energy projects and growth related capital expenditures primarily from TDSIC investments due to the lifecycles of the projects in the current year	$112,008
Payments for an acquisition made in 2024	47,948
Other	(1,731)
Net change in investing activities	$158,225

Financing Activities

Net cash provided by financing activities decreased $679.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily driven by (in thousands):

Decrease due to long-term debt issuances at IPALCO and AES Indiana in 2024	$(1,050,000)
Decrease due to higher distributions to shareholders	(68,592)
Increase due to sale to noncontrolling interests	149,942
Increase due to repayment of short-term borrowings in 2024	300,000
Other	(10,470)
Net change in financing activities	$(679,120)

Liquidity

We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing AES Indiana Credit Agreement will be adequate to meet our anticipated operating needs, including interest expense on our debt and dividends to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to interest rate and commodity hedges, taxes and dividend payments. In 2025 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing, funds from tax equity contributions, and parent capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under our existing AES Indiana Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

Indebtedness

For further discussion of our significant debt transactions, please see Note 7, “Debt” to IPALCO’s 2024 Form 10-K and Note 5, “Debt” to the Financial Statements of this Form 10-Q.

Line of Credit

AES Indiana entered into a third amendment and restatement of its $500 million revolving Credit Agreement on March 25, 2025 with a syndication of bank lenders, as discussed in Note 5, “Debt - Line of Credit” to the Financial Statements of this Quarterly Report on Form 10-Q.

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at March 31, 2025
AES Indiana	Revolving	March 2030	$500.0	$360.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2025 through 2027 (including amounts already expended in the first three months of 2025) is currently estimated to cost approximately $2.8 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

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

(3) Includes spending under AES Indiana’s TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through March 31, 2025 were $919.3 million.

The amounts described in the capital expenditure program above include estimated spending under AES Indiana’s 2022 IRP filed with the IURC in December 2022. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2022 IRP" to the Financial Statements of IPALCO’s 2024 Form 10-K for further discussion.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on the AES Indiana Credit Agreement (as well as the amount of certain other fees in the AES Indiana Credit Agreement) are dependent upon the credit ratings of AES Indiana. Downgrades in the credit ratings of AES could result in AES Indiana’s and/or IPALCO’s credit ratings being downgraded. Any reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first three months of 2025 and 2024, IPALCO paid $95.3 million and $26.7 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory and legal considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, “Overview and Summary of Significant Accounting Policies” of IPALCO’s 2024 Form 10-K. The Company’s other critical accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2024 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in IPALCO’s 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2025, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Please see Note 2, “Regulatory Matters” and Note 9, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2024 and the Notes to IPALCO’s Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Forms 10-K and our Form 10-Qs.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A.—Risk Factors of IPALCO’s 2024 Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document

3.1	Amendment to By-Laws of IPALCO Enterprises, Inc., effective April 4, 2025 (Incorporated by reference to Exhibit 3.1 to IPALCO's Form 8-K dated as of April 10, 2025)
10.1
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

10.2	Amendment to IPALCO Shareholders' Agreement, dated April 4, 2025 (Incorporated by reference to Exhibit 10.1 to IPALCO's Form 8-K dated as of April 10, 2025)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

Date:	May 1, 2025	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2025	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(Principal Accounting Officer)