Form 10-Q
period 2025-06-30
IPALCO ENTERPRISES, INC.
filed 2025-08-01
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

At August 1, 2025, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2025

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-Q:

2024 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended
2024 Base Rate Order	The order issued in April 2024 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $71 million annually
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
2034 IPALCO Notes	$400 million of 5.75% IPALCO Enterprises, Inc. Senior Secured Notes due April 1, 2034
$400 million Term Loan Agreement	$400 million AES Indiana Term Loan Agreement, dated as of August 14, 2024
ACE	Affordable Clean Energy
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES Indiana Credit Agreement	$500 million AES Indiana Amended and Restated Credit Agreement, dated as of March 25, 2025
AES U.S. Investments	AES U.S. Investments, Inc.
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CWA	U.S. Clean Water Act
ECCRA	Environmental Compliance Cost Recovery Adjustment
EGUs	Electrical Generating Units
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission

kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
OUCC	Indiana Office of Utility Consumer Counselor
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PTC	Production Tax Credit
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable Interest Entity

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2024 Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2024 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in “Part II - Item 1A. Risk Factors”, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In Thousands)
REVENUE	$438,684	$397,594	$916,384	$805,395

OPERATING COSTS AND EXPENSES:
Fuel	99,973	77,639	206,482	180,558
Power purchased	31,239	44,103	66,769	82,736
Operation and maintenance	142,308	109,092	284,916	224,460
Depreciation and amortization	92,469	82,920	178,074	163,353
Taxes other than income taxes	4,231	6,547	13,303	14,442
Other, net	(159)	14	(164)	1,537
Total operating costs and expenses	370,061	320,315	749,380	667,086

OPERATING INCOME	68,623	77,279	167,004	138,309

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	732	1,269	1,401	2,100
Interest expense	(46,592)	(43,835)	(90,583)	(87,483)
Other expense, net	(365)	(1,056)	(936)	(750)
Total other expense, net	(46,225)	(43,622)	(90,118)	(86,133)

INCOME BEFORE INCOME TAX	22,398	33,657	76,886	52,176

Income tax expense	6,635	12,610	42,575	16,519
NET INCOME	15,763	21,047	34,311	35,657

Net loss attributable to noncontrolling interests	(12,986)	(20,747)	(95,581)	(23,299)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$28,749	$41,794	$129,892	$58,956

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In Thousands)
NET INCOME	$15,763	$21,047	$34,311	$35,657

Derivative activity:
Change in derivative fair value, net of income tax effect of $0, $0, $0 and $(2,193), for each respective period	—	—	—	6,626
Reclassification to earnings, net of income tax effect of $144, $144, $288 and $(108), for each respective period	(434)	(434)	(868)	326
Net change in fair value of derivatives	(434)	(434)	(868)	6,952

Other comprehensive (loss) / income	(434)	(434)	(868)	6,952

Comprehensive income	15,329	20,613	33,443	42,609

Less: comprehensive loss attributable to noncontrolling interests	(12,986)	(20,747)	(95,581)	(23,299)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$28,315	$41,360	$129,024	$65,908

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2025	2024
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,614	$26,647
Accounts receivable, net of allowance for credit losses of $23,057 and $29,798, respectively	317,288	313,078
Inventories	91,297	99,935
Regulatory assets, current	146,665	134,328
Taxes receivable	12,485	9,401
Derivative assets, current	4,304	1,526
Investment tax credit transfer receivable (see Note 1)	45,223	—
Prepayments and other current assets	34,898	24,561
Total current assets	722,774	609,476
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $3,191,414 and $3,071,167, respectively	5,630,695	5,461,243
Intangible assets - net	288,100	232,210
Regulatory assets, non-current	614,043	619,029
Pension plan assets	24,545	24,941
Other non-current assets	210,470	192,126
Total other non-current assets	6,767,853	6,529,549
TOTAL ASSETS	$7,490,627	$7,139,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 5 and 12)	$429,735	$539,841
Accounts payable	292,061	271,235
Accrued taxes	25,935	26,253
Accrued interest	41,510	43,388
Customer deposits	12,095	11,892
Regulatory liabilities, current	10,616	11,915
Asset retirement obligations, current	58,064	32,161
Investment tax credit transfer payable (see Note 1)	45,223	—
Accrued and other current liabilities	26,098	26,231
Total current liabilities	941,337	962,916
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 5 and 12)	3,567,071	3,642,587
Deferred income tax liabilities	416,861	380,758
Regulatory liabilities, non-current	389,539	404,021
Accrued other postretirement benefits	2,950	2,834
Asset retirement obligations, non-current	308,882	346,299
Other non-current liabilities	7,921	8,499
Total non-current liabilities	4,693,224	4,784,998
Total liabilities	5,634,561	5,747,914
COMMITMENTS AND CONTINGENCIES (see Note 9)
REDEEMABLE STOCK OF SUBSIDIARIES	—	38,145
EQUITY:
Common shareholders’ equity
Common stock (no par value, 290,000,000 shares authorized; 108,907,318 shares issued and outstanding at June 30, 2025 and December 31, 2024)	—	—
Paid in capital	1,657,145	1,247,090
Accumulated other comprehensive income	34,510	35,378
Retained earnings	5,830	2,067
Total common shareholders’ equity	1,697,485	1,284,535
Noncontrolling interests	158,581	68,431
Total equity	1,856,066	1,352,966
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES AND EQUITY	$7,490,627	$7,139,025

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2025	2024
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,311	$35,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,074	163,353
Amortization of deferred financing costs and debt discounts	1,897	1,884
Deferred income taxes and investment tax credit adjustments - net	34,410	5,984
Allowance for equity funds used during construction	(1,401)	(2,100)
Loss on asset disposal	—	1,537
Tax credit transfer proceeds allocated to noncontrolling interest	133,010	—
Change in certain assets and liabilities:
Accounts receivable	1,078	(56,359)
Inventories	3,483	6,263
Current regulatory assets and liabilities	(21,701)	(48,712)
Investment tax credit transfer receivable	(45,223)	—
Prepayments and other current assets	(10,099)	(10,471)
Accounts payable	176	(27,191)
Accrued and other current liabilities	1,233	(8,997)
Accrued taxes payable/receivable	(4,111)	15,043
Accrued interest	(1,878)	12,795
Pension and other postretirement benefit assets and liabilities	512	1,227
Non-current regulatory assets and liabilities	7,035	(52,709)
Other non-current liabilities	(10,791)	2,007
Other	(2,991)	(8,464)
Net cash provided by operating activities	297,024	30,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(296,824)	(537,870)
Project development costs	(3,676)	(1,178)
Acquisitions	(77,640)	(47,948)
Cost of removal payments	(17,137)	(17,259)
Net cash used in investing activities	(395,277)	(604,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	390,000	475,000
Repayments under revolving credit facilities	(490,000)	(390,000)
Short-term borrowings	—	92,000
Repayments of short-term borrowings	(100,000)	(392,000)
Long-term borrowings	—	1,050,000
Retirement of long-term borrowings	—	(405,000)
Distributions to shareholders	(126,129)	(57,094)
Equity contributions from shareholders	410,000	150,000
Distributions to noncontrolling interests	(90,392)	(675)
Sales to noncontrolling interests	149,942	46,935
Payments for financing fees	(983)	(13,922)
Proceeds received from termination of interest rate swaps	—	23,114
Other	(218)	(21)
Net cash provided by financing activities	142,220	578,337
Net change in cash, cash equivalents and restricted cash	43,967	4,829
Cash, cash equivalents and restricted cash at beginning of period	26,652	28,584
Cash, cash equivalents and restricted cash at end of period	$70,619	$33,413

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$89,041	$72,191
Income taxes	$10,000	$—
Non-cash investing activities:
Accruals for capital expenditures	$173,256	$122,492
Changes to right-of-use assets - finance leases	$13,116	$72,066
Non-cash financing activities:
Changes to financing lease liabilities	$(12,893)	$(69,114)
Noncash contributions from noncontrolling interests	$133,010	$—
Noncash distribution to noncontrolling interests	$(45,223)	$—

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Common Shareholders’ Equity
	Common Stock
(in Thousands)	Outstanding Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income / (loss)	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Redeemable Stock of Subsidiaries
2025
Beginning Balance	108,907	$—	$1,247,090	$35,378	$2,067	$1,284,535	$68,431	$38,145
Net income / (loss)			—	—	101,143	101,143	(82,595)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(95,312)	(95,312)	—	—
Sales to noncontrolling interests			—	—	—	—	150,191	—
Distributions to noncontrolling interests			—	—	—	—	(326)	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests			—	—	—	—	38,145	(38,145)
Other			35	—	—	35	—	—
Balance at March 31, 2025	108,907	$—	$1,247,125	$34,944	$7,898	$1,289,967	$173,846	$—
Net income / (loss)			—	—	28,749	28,749	(12,986)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(30,817)	(30,817)	—	—
Distributions to noncontrolling interests			—	—	—	—	(135,289)	—
Contributions from shareholders			410,000	—	—	410,000	—	—
Contributions from noncontrolling interests			—	—	—	—	133,010	—
Other			20	—	—	20	—	—
Balance at June 30, 2025	108,907	$—	$1,657,145	$34,510	$5,830	$1,697,485	$158,581	$—

2024
Beginning Balance	108,907	$—	$1,021,992	$29,294	$25,182	$1,076,468	$53,254	$—
Net income / (loss)			—	—	17,162	17,162	(2,552)	—
Other comprehensive income			—	7,386	—	7,386	—	—
Distributions to shareholders			—	—	(26,720)	(26,720)	—	—
Distributions to noncontrolling interests			—	—	—	—	(52)	—
Other			26	—	—	26	—	—
Balance at March 31, 2024	108,907	$—	$1,022,018	$36,680	$15,624	$1,074,322	$50,650	$—
Net income / (loss)			—	—	41,794	41,794	(20,747)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(30,374)	(30,374)	—	—
Sales to noncontrolling interests			—	—	—	—	46,935	—
Distributions to noncontrolling interests			—	—	—	—	(623)	—
Contributions from shareholders			150,000	—	—	150,000	—	—
Other			29	—	—	29	—	—
Balance at June 30, 2024	108,907	$—	$1,172,047	$36,246	$27,044	$1,235,337	$76,215	$—

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024
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

AES Indiana owns and operates four generating stations, all within the state of Indiana. The first station, Petersburg, consists of two coal-fired units. AES Indiana plans to convert these two coal units to natural gas. The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of June 30, 2025, AES Indiana’s net electric generation capacity at these generating stations for winter is 3,070 MW and net summer capacity is 2,925 MW.

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

On May 16, 2025, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Crossvine Solar 1, LLC, including the development of 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be placed in service in mid-2027.

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

IPALCO consolidates the results of AES Indiana subsidiaries that qualify as VIEs. AES Indiana is the primary beneficiary and controls the most significant activities of these VIEs. At June 30, 2025 and December 31, 2024, the assets of these VIEs were approximately $1,391.3 million and $1,169.3 million, primarily consisting of property, plant and equipment, construction work in progress and other non-current assets. At June 30, 2025 and December 31, 2024, the liabilities of these VIEs were approximately $247.8 million and $180.5 million, primarily consisting of finance leases and accounts payable.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended June 30, 2025 are not necessarily indicative of expected results for the year ending December 31, 2025. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto, which are included in IPALCO’s 2024 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported within the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2025	2024
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$70,614	$26,647
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$70,619	$26,652

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(In Thousands)
Accounts receivable, net
Customer receivables	$185,723	$207,353
Unbilled revenue	97,094	90,731
Amounts due from related parties	9,430	6,461
Other	48,098	38,331
Allowance for credit losses	(23,057)	(29,798)
Total accounts receivable, net	$317,288	$313,078

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	Six Months Ended June 30,
$ in Thousands	2025	2024
Allowance for credit losses:
Beginning balance	$29,798	$2,283
Current period provision	16,648	3,987
Net write-offs charged against allowance	(23,711)	(320)
Recoveries and account write-ons	322	1,071
Ending Balance	$23,057	$7,021

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. Beginning in 2024 and continuing into 2025, the current period provision and allowance for credit losses has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023. This has resulted in higher past due customer receivables as of June 30, 2025. AES Indiana reinstituted the customer disconnections process and collection efforts and write-off processes in March 2025.

Inventories

The following table summarizes our inventory balances at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(In Thousands)
Inventories
Fuel	$40,607	$50,842
Materials and supplies, net	50,690	49,093
Total inventories	$91,297	$99,935

ARO

AES Indiana’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liabilities for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
	2025	2024
	(In Thousands)
Balance as of January 1	$378,460	$249,930
Liabilities incurred	875	8,507
Liabilities settled	(10,478)	(1,802)
Revisions to cash flow and timing estimates	(10,575)	80,221
Accretion expense	8,664	5,684
Balance as of June 30	$366,946	$342,540
Less: ARO liabilities, current	58,064	—
ARO liabilities, non-current	$308,882	$342,540

ARO liabilities incurred primarily relate to decommissioning costs for AES Indiana’s renewable projects, including liabilities incurred through acquisition of the Hoosier Wind Project. AES Indiana recorded revisions to its ARO liabilities during these two periods primarily to reflect revisions to cash flow estimates due to increases / (decreases) in closure costs and groundwater treatment measures for ash ponds and landfills. As of June 30, 2025 and December 31, 2024, AES Indiana did not have any assets that are legally restricted for settling its ARO liabilities. For further information, see Note 4, “ARO” to IPALCO’s 2024 Form 10-K.

AFUDC

AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the periods indicated:

$ in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
AFUDC equity	$732	$1,269	$1,401	$2,100
AFUDC debt	$6,600	$6,411	$16,416	$11,687

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized over their useful lives. The following table presents information related to the Company’s intangible assets, including the gross amount capitalized and related amortization:

	June 30,	December 31,
$ in thousands	2025	2024
Capitalized software	$286,261	$280,020
Project development intangible assets	146,661	83,149
Other	797	797
Less: Accumulated amortization	(145,619)	(131,756)
Intangible assets - net	$288,100	$232,210

	Three Months Ended June 30,
	2025	2024
Amortization expense	$6,231	$6,788

	Six Months Ended June 30,
	2025	2024
Amortization expense	$13,901	$13,728

Accumulated Other Comprehensive Income

The amounts reclassified out of AOCI by component during the three and six months ended June 30, 2025 and 2024 are as follows (in Thousands):

Details about AOCI components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Net (gains) / losses on cash flow hedges	Interest expense	$(578)	$(578)	$(1,156)	$434
	Income tax effect	144	144	288	(108)
Total reclassifications for the period, net of income taxes		$(434)	$(434)	$(868)	$326

See Note 4, “Derivative Instruments and Hedging Activities - Cash Flow Hedges” for further information on the changes in the components of AOCI.

Tax Credit Transferability

The U.S Inflation Reduction Act of 2022 (the “IRA”) allows the owners of renewable energy projects to directly transfer ITCs to unrelated tax credit buyers. During the six months ended June 30, 2025, Pike County Energy Storage JV, LLC executed an agreement to transfer ITCs directly to a third party for $133.0 million. This amount was allocated to noncontrolling interest and treated as a capital contribution from the noncontrolling interest holder with no income tax benefit recorded by the Company. The Pike County BESS Project received and distributed to the noncontrolling interest holder, cash proceeds from these tax credit transfers of $87.8 million during the six months ended June 30, 2025, and recorded a receivable on the Condensed Consolidated Balance Sheets for the remaining $45.2 million, which is expected to be received in September 2025. The Company is contractually obligated to distribute the remaining $45.2 million in proceeds to the noncontrolling interest holder, and therefore recorded a corresponding payable on the Condensed Consolidated Balance Sheets.The receipt of cash from the transfer of tax credits is treated as an operating cash inflow on the Condensed Consolidated Statements of Cash Flows.

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

On June 3, 2025, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. The factors leading to AES Indiana's base rate increase request include inflationary impacts on operations and maintenance expenses and continued investments in generation, transmission and distribution assets. AES Indiana is also seeking recovery of increased costs to support its vegetation management plan, storm restoration costs and technology to enhance resiliency and reliability. If approved, AES Indiana's proposed revenue increase will be implemented in two phases: $85.4 million or 4.5% in 2026 and $107.5 million or 5.6% in 2027. A hearing on this petition will be held in November 2025. We expect to receive an order from the IURC and place new rates into effect by the end of the second quarter of 2026.

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

IRP Filings and Replacement Generation

2025 IRP

In January 2025, AES Indiana initiated its 2025 IRP process with external stakeholders. Public advisory meetings took place on January 29, 2025 and July 24, 2025, respectively, and will continue through most of 2025, with AES Indiana anticipating it will submit its final 2025 IRP, shaped by stakeholder feedback, to the IURC in November 2025.

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

Crossvine Project

On August 1, 2024, AES Indiana executed an agreement for the acquisition of a development stage solar and BESS project to be developed in Dubois County, Indiana. AES Indiana plans to build 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be placed in service in mid-2027. AES Indiana filed a petition and case-in-chief with the IURC in August 2024, seeking a CPCN for this project, and IURC approval was received on April 9, 2025. On May 16, 2025, AES Indiana closed on the agreement for the acquisition of Crossvine Solar 1, LLC. This transaction was accounted for as an asset acquisition of a variable interest entity that did not meet the definition of a business; therefore, the identifiable assets and liabilities were recorded at their fair values. Total net assets of $77.6 million were recorded on the accompanying Condensed Consolidated Balance Sheets associated with the transaction, primarily consisting of a project development intangible asset valued at $63.5 million and construction work in progress (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets" for further information).

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at June 30, 2025 and December 31, 2024 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of June 30, 2025				Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$102	$—	$—	$102	$86	$—	$—	$86
Mutual funds	3,929	—	—	3,929	3,947	—	—	3,947
Total VEBA investments	4,031	—	—	4,031	4,033	—	—	4,033
FTRs	—	—	4,304	4,304	—	—	1,526	1,526
Total financial assets measured at fair value	$4,031	$—	$4,304	$8,335	$4,033	$—	$1,526	$5,559

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Beginning Balance	$398	$393	$1,526	$1,388
Issuances	4,718	3,811	4,718	3,811
Settlements	(812)	(236)	(1,940)	(1,231)
Ending Balance	$4,304	$3,968	$4,304	$3,968

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	June 30, 2025		December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,638,800	$3,464,554	$3,638,800	$3,404,473
Variable-rate	300,000	300,000	500,000	500,000
Total indebtedness	$3,938,800	$3,764,554	$4,138,800	$3,904,473

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $34.3 million and $34.7 million at June 30, 2025 and December 31, 2024, respectively; and

•unamortized discounts of $9.2 million and $9.4 million at June 30, 2025 and December 31, 2024, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, “Overview and Summary of Significant Accounting Policies - Financial Derivatives” and Note 6, “Derivative Instruments and Hedging Activities” to IPALCO’s 2024 Form 10-K.

At June 30, 2025, AES Indiana’s outstanding derivative instruments were as follows:

Commodity	Accounting Treatment	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	8,067	—	8,067

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

The following table provides information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended June 30,		Interest Rate Hedges for the Six Months Ended June 30,
$ in thousands (net of tax)	2025	2024	2025	2024
Beginning accumulated derivative gain	$34,944	$36,680	$35,378	$29,294
Net gains associated with current period hedging transactions	—	—	—	6,626
Net (gains) / losses reclassified to interest expense, net of tax	(434)	(434)	(868)	326
Ending accumulated derivative gain in AOCI	$34,510	$36,246	$34,510	$36,246

Net gain expected to be reclassified to earnings in the next twelve months	1,737

Derivatives Not Designated as Hedge

AES Indiana’s FTRs do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of June 30, 2025 and December 31, 2024, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO’s derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	June 30, 2025	December 31, 2024
FTRs	Not a Cash Flow Hedge	Derivative assets, current	$4,304	$1,526

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		June 30,	December 31,
Series	Due	2025	2024
		(In Thousands)
AES Indiana first mortgage bonds:
0.65% (1)	August 2025	$40,000	$40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	650,000
Unamortized discount – net		(7,953)	(8,093)
Deferred financing costs		(24,816)	(25,469)
Total AES Indiana first mortgage bonds		2,731,031	2,730,238
Total long-term debt – AES Indiana		2,731,031	2,730,238
Long-term debt – IPALCO:
4.25% Senior Secured Notes	May 2030	475,000	475,000
5.75% Senior Secured Notes	April 2034	400,000	400,000
Unamortized discount – net		(1,290)	(1,331)
Deferred financing costs		(7,863)	(8,279)
Total long-term debt – IPALCO		865,847	865,390
Total consolidated IPALCO long-term debt		3,596,878	3,595,628
Less: current portion of long-term debt		129,791	39,910
Net consolidated IPALCO long-term debt (3)		$3,467,087	$3,555,718

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
(3)Excludes $0.0 million and $0.2 million (current) and $100.0 million and $86.9 million (non-current) finance lease liabilities included in the respective short and long-term debt line items on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. See Note 12, "Leases" for further information.

Line of Credit

AES Indiana entered into a third amendment and restatement of its $500 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Indiana Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $200 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Indiana Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of

June 30, 2025 and December 31, 2024, AES Indiana had $0.0 million and $100.0 million in outstanding borrowings on the committed AES Indiana Credit Agreement, respectively.

AES Indiana Term Loan

In August 2024, AES Indiana entered into an unsecured $400 million 364-day term loan agreement, which was drawn in two tranches. AES Indiana drew $300 million at closing and drew the remaining $100 million in October 2024, with the proceeds being used for general corporate purposes. On June 24, 2025, AES Indiana redeemed $100 million of the $400 million Term Loan Agreement. This agreement was originally set to mature on August 13, 2025, but was amended on July 30, 2025, to extend the maturity date until October 13, 2025, and bears interest at variable rates as described in the $400 million Term Loan Agreement. The $400 million Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Indiana's Credit Agreement. AES Indiana has classified the $400 million Term Loan Agreement as short-term indebtedness as it matures in October 2025. Management plans to repay the remaining $300 million of the $400 million Term Loan Agreement with proceeds from a long-term debt financing and cash from operations.

6. INCOME TAXES

IPALCO’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective tax rate	29.6%	37.5%	55.4%	31.7%

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

IPALCO’s income tax expense for the six months ended June 30, 2025, was calculated using the estimated annual effective income tax rate for 2025 of 29.3% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The following table presents the net periodic benefit cost of the Pension Plans combined:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,065	$1,253	$2,130	$2,506
Interest cost	6,891	6,739	13,782	13,478
Expected return on plan assets	(7,758)	(7,443)	(15,516)	(14,886)
Amortization of prior service cost	585	475	1,170	950
Amortization of actuarial loss	1,257	1,207	2,514	2,414
Net periodic benefit cost	$2,040	$2,231	$4,080	$4,462

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

8. EQUITY

Paid In Capital

During 2025, AES U.S. Investments received equity capital contributions totaling $337.6 million, of which $287.0 million was contributed by AES U.S. Holdings, LLC and $50.6 million was contributed by CDPQ. IPALCO then received equity capital contributions totaling $410.0 million, of which $337.6 million was contributed by AES U.S. Investments and $72.4 million was contributed by CDPQ. IPALCO then made the same investments in AES Indiana. The proceeds from the equity contributions are intended primarily for funding needs related to AES Indiana’s capital expenditure program. The capital contributions were made on a proportional share basis and, therefore, did not change CDPQ’s or AES’ ownership interests in IPALCO or AES U.S. Investments.

During 2024, AES U.S. Investments received equity capital contributions totaling $123.5 million, of which $105 million was contributed by AES U.S. Holdings, LLC and $18.5 million was contributed by CDPQ. IPALCO then received equity capital contributions totaling $150.0 million, of which $123.5 million was contributed by AES U.S. Investments and $26.5 million was contributed by CDPQ. IPALCO then made the same investments in AES Indiana. The proceeds from the equity contribution are intended primarily for funding needs related to AES Indiana’s capital expenditure program. The capital contributions were made on a proportional share basis and, therefore, did not change CDPQ’s or AES’ ownership interests in IPALCO or AES U.S. Investments.

Equity Transactions with Noncontrolling Interests

On December 6, 2024, AES Indiana, through a wholly-owned subsidiary, sold a noncontrolling interest in the Pike County BESS Project to a tax equity investor. Through June 30, 2025, the tax equity investor has made total contributions of $188.3 million under the agreement, including $150.2 million contributed in March 2025. The redemption feature of the tax equity partnership agreement was contingent upon the underlying assets being placed in service by a guaranteed date. In March 2025, the Pike County BESS Project was placed in service, resulting in the expiration of the redemption feature. As a result, noncontrolling interest of $38.1 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Condensed Consolidated Balance Sheets.

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Subsidiary Guarantees

In connection with AES Indiana's renewable projects financed with a tax equity structure, AES Indiana has expressly undertaken limited obligations and commitments on behalf of certain of the Company's subsidiaries, which will only be effective upon the occurrence of future events, such as IRS recapture of tax credits, which is not expected to occur, and will be terminated upon the occurrence of future events. As of June 30, 2025, the maximum undiscounted potential exposure to tax equity financing related guarantees was $314.6 million.

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of June 30, 2025 and December 31, 2024, respectively.

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of June 30, 2025 and December 31, 2024, respectively.

On March 23, 2021, the U.S. District Court for the Southern District of Indiana approved and entered a judicial consent decree among AES Indiana, the United States on behalf of the EPA, and the IDEM. The decree resolved allegations by EPA and IDEM that AES Indiana had violated the federal CAA at its Petersburg Station, which AES denies. Under the decree, AES Indiana agreed to certain emission limits and annual caps on NOx, SO2 and PM emissions at the four Units at the station; paid a civil penalty of $1.525 million; retired Units 1 and 2, spent $0.325 million on an environmentally beneficial project to preserve local, ecologically-significant lands (notice of completion of which was provided May 8, 2025); and will spend a total of $5 million on a further environmental mitigation project to build and operate a new, non-emitting source of generation at the site.

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

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Utility	Other	Total	Utility	Other	Total
Revenue	$438,684	$—	$438,684	$397,594	$—	$397,594

Fuel	99,973	—	99,973	77,639	—	77,639
Power purchased	31,239	—	31,239	44,103	—	44,103
Operation and maintenance	142,212	96	142,308	108,981	111	109,092
Depreciation and amortization	92,469	—	92,469	82,920	—	82,920
Taxes other than income taxes	4,231	—	4,231	6,547	—	6,547
Allowance for equity funds used during construction	(732)	—	(732)	(1,269)	—	(1,269)
Interest expense	36,145	10,447	46,592	32,885	10,950	43,835
Other segment items (a)	245	(39)	206	1,811	(741)	1,070
Income / (loss) before income tax	32,902	(10,504)	22,398	43,977	(10,320)	33,657
Income tax expense / (benefit)	10,594	(3,959)	6,635	14,740	(2,130)	12,610
Net income / (loss)	$22,308	$(6,545)	$15,763	$29,237	$(8,190)	$21,047

Capital expenditures	$149,708	$—	$149,708	$278,746	$—	$278,746

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Utility	Other	Total	Utility	Other	Total
Revenue	$916,384	$—	$916,384	$805,395	$—	$805,395

Fuel	206,482	—	206,482	180,558	—	180,558
Power purchased	66,769	—	66,769	82,736	—	82,736
Operation and maintenance	284,698	218	284,916	224,227	233	224,460
Depreciation and amortization	178,074	—	178,074	163,353	—	163,353
Taxes other than income taxes	13,303	—	13,303	14,442	—	14,442
Allowance for equity funds used during construction	(1,401)	—	(1,401)	(2,100)	—	(2,100)
Interest expense	69,688	20,895	90,583	65,262	22,221	87,483
Other segment items (a)	792	(20)	772	3,968	(1,681)	2,287
Income / (loss) before income tax	97,979	(21,093)	76,886	72,949	(20,773)	52,176
Income tax expense / (benefit)	46,786	(4,211)	42,575	20,427	(3,908)	16,519
Net income / (loss)	$51,193	$(16,882)	$34,311	$52,522	$(16,865)	35,657

Capital expenditures	$296,824	$—	$296,824	$537,870	$—	$537,870

	As of June 30, 2025			As of December 31, 2024
	Utility	Other	Total	Utility	Other	Total
Total assets	$7,485,203	$5,424	$7,490,627	$7,123,241	$15,784	$7,139,025

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

AES Indiana’s revenue from contracts with customers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from contracts with customers	$431,952	$390,717	$903,246	$791,934

The following table presents our revenue from contracts with customers and other revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retail Revenue
Retail revenue from contracts with customers:
Residential	$163,268	$158,899	$382,983	$339,868
Small commercial and industrial	63,218	61,031	137,470	123,745
Large commercial and industrial	167,066	156,008	320,980	293,528
Public lighting	2,614	2,197	5,291	5,023
Other (1)	2,462	2,812	5,912	4,991
Total retail revenue from contracts with customers	398,628	380,947	852,636	767,155
Alternative revenue programs	5,827	6,269	11,353	11,975
Wholesale Revenue
Wholesale revenue from contracts with customers:	30,332	6,698	45,515	19,320
Miscellaneous Revenue
Capacity revenue	581	—	845	—
Transmission and other revenue	2,411	3,072	4,250	5,459
Total miscellaneous revenue from contracts with customers	2,992	3,072	5,095	5,459
Other miscellaneous revenue (2)	905	608	1,785	1,486
Total Revenue	$438,684	$397,594	$916,384	$805,395

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were as follows (in thousands):

	June 30, 2025	December 31, 2024
Receivables from contracts with customers	$287,796	$298,984

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

12. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Condensed Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	June 30, 2025	December 31, 2024
Assets
Right-of-use assets — finance leases	Other non-current assets	$98,565	$86,707
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	$—	$217
Finance lease liabilities (non-current)	Long-term debt	99,985	86,869
Total finance lease liabilities		$99,985	$87,086

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	June 30, 2025	December 31, 2024
Weighted-average remaining lease term — finance leases	35 years	36 years
Weighted-average discount rate — finance leases	5.74%	5.67%

Operating cash outflows from finance leases were $4.0 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of June 30, 2025 for 2025 through 2029 and thereafter (in thousands):

Finance Leases
2025	$612
2026	4,855
2027	5,205
2028	5,498
2029	5,608
Thereafter	241,135
Total	$262,913
Less: Imputed interest	(162,928)
Present value of lease payments	$99,985

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total lease revenue	$270	$263	$832	$798

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	June 30, 2025	December 31, 2024
Gross assets	$8,612	$4,387
Less: Accumulated depreciation	(3,512)	(1,426)
Net assets	$5,100	$2,961

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future lease receipts as of June 30, 2025 for the remainder of 2025 through 2029 and thereafter (in thousands):

Operating Leases
2025	$308
2026	680
2027	683
2028	486
2029	449
Thereafter	679
Total	$3,285

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

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three months ended June 30, 2025 reflect lower income before income tax of $11.3 million, or 33.5%, as well as a decrease in net income of $5.3 million, or 25.1%, and the results for the six months ended June 30, 2025 reflect higher income before income tax of $24.7 million, or 47.4%, as well as a decrease in net income of $1.3 million, or 3.8%, primarily due to factors including, but not limited to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Increase in retail margin due to higher prices (primarily driven by the 2024 Base Rate Order, including the impact of certain riders now included in base rates)	$16.5	$55.8
Increase in ECCRA rider revenue due to recovery of certain renewable project investments	11.4	19.3
(Decrease) / Increase in retail margin due to (lower) / higher volumes (primarily driven by weather)	(4.8)	9.4
Increase in contracted services expenses and higher materials and supplies inventory consumption, primarily due to higher planned generation maintenance and outage costs	(14.1)	(19.4)
Decrease due to lower TDSIC rider revenue (primarily driven by certain projects now being included in base rate retail margin after the 2024 Base Rate Order)	(5.8)	(18.2)
Decrease due to higher expected credit losses	(7.2)	(12.7)
Decrease due to higher depreciation expense from additional assets placed in service; partially offset by lower regulatory asset amortization following the 2024 Base Rate Order.	(3.7)	(5.9)
Other	(3.6)	(3.6)
Net change in income before income tax	(11.3)	24.7
Net change in income tax expense due to lower/higher pre-tax income, a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Indiana resulting from the 2024 Base Rate Order, and the tax effects associated with HLBV in the current period	6.0	(26.0)
Net change in net income	$(5.3)	$(1.3)

See “Results of Operations” below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenue and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended				Six Months Ended
	June 30,				June 30,
$ in Thousands	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

REVENUE	$438,684	$397,594	$41,090	10.3%	$916,384	$805,395	$110,989	13.8%

OPERATING COSTS AND EXPENSES:
Fuel	99,973	77,639	22,334	28.8%	206,482	180,558	25,924	14.4%
Power purchased	31,239	44,103	(12,864)	(29.2)%	66,769	82,736	(15,967)	(19.3)%
Operation and maintenance	142,308	109,092	33,216	30.4%	284,916	224,460	60,456	26.9%
Depreciation and amortization	92,469	82,920	9,549	11.5%	178,074	163,353	14,721	9.0%
Taxes other than income taxes	4,231	6,547	(2,316)	(35.4)%	13,303	14,442	(1,139)	(7.9)%
Other, net	(159)	14	(173)	(1,235.7)%	(164)	1,537	(1,701)	(110.7)%
Total operating costs and expenses	370,061	320,315	49,746	15.5%	749,380	667,086	82,294	12.3%

OPERATING INCOME	68,623	77,279	(8,656)	(11.2)%	167,004	138,309	28,695	20.7%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	732	1,269	(537)	(42.3)%	1,401	2,100	(699)	(33.3)%
Interest expense	(46,592)	(43,835)	(2,757)	6.3%	(90,583)	(87,483)	(3,100)	3.5%
Other expense, net	(365)	(1,056)	691	(65.4)%	(936)	(750)	(186)	24.8%
Total other expense, net	(46,225)	(43,622)	(2,603)	6.0%	(90,118)	(86,133)	(3,985)	4.6%

INCOME BEFORE INCOME TAX	22,398	33,657	(11,259)	(33.5)%	76,886	52,176	24,710	47.4%

Income tax expense	6,635	12,610	(5,975)	(47.4)%	42,575	16,519	26,056	157.7%
NET INCOME	15,763	21,047	(5,284)	(25.1)%	34,311	35,657	(1,346)	(3.8)%

Net loss attributable to noncontrolling interests	(12,986)	(20,747)	7,761	(37.4)%	(95,581)	(23,299)	(72,282)	310.2%

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$28,749	$41,794	$(13,045)	(31.2)%	$129,892	$58,956	$70,936	120.3%

Revenue

Revenue during the three and six months ended June 30, 2025 increased $41.1 million and $111.0 million, respectively, compared to the same periods in 2024, which resulted from the following changes (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue:
Retail revenue	$404,455	$387,216	$17,239	4.5%	$863,989	$779,130	$84,859	10.9%
Wholesale revenue	30,332	6,698	23,634	352.9%	45,515	19,320	26,195	135.6%
Miscellaneous revenue	3,897	3,680	217	5.9%	6,880	6,945	(65)	(0.9)%
Total revenue	$438,684	$397,594	$41,090	10.3%	$916,384	$805,395	$110,989	13.8%

Heating degree days:
Actual	443	327	116	35.5%	3,167	2,656	511	19.2%
30-year average	485	488			3,198	3,201

Cooling degree days:
Actual	363	465	(102)	(21.9)%	368	465	(97)	(20.9)%
30-year average	352	349			355	352

The following table presents additional data on kWh sold:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025	2024	kWh Change	% Change	2025	2024	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,073	1,109	(36)	(3.2)%	2,664	2,540	124	4.9%
Small commercial and industrial	405	424	(19)	(4.5)%	903	895	8	0.9%
Large commercial and industrial	1,514	1,512	2	0.1%	2,936	2,911	25	0.9%
Public lighting	8	16	(8)	(50.0)%	18	21	(3)	(14.3)%
Sales – retail customers	3,000	3,061	(61)	(2.0)%	6,521	6,367	154	2.4%
Wholesale	518	118	400	339.0%	770	478	292	61.1%
Total kWh sold	3,518	3,179	339	10.7%	7,291	6,845	446	6.5%

The following graph shows the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three months ended June 30, 2025 as compared to the same period in the prior year:

The following graph shows the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the six months ended June 30, 2025 as compared to the same period in the prior year:

During the three months ended June 30, 2025, revenue increased $41.1 million compared to the same period of the prior year, and during the six months ended June 30, 2025, revenue increased $111.0 million compared to the same period of the prior year. These changes were primarily due to the following:

$ in millions	Three Months Ended June 30, 2025 vs. 2024	Six Months Ended June 30, 2025 vs. 2024
Retail revenue:

Volume:
Net (decrease) / increase in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$(7.8)	$17.0
Price:
Net increase in the weighted average price of retail kWh sold primarily due to the 2024 Base Rate Order, partially offset by lower FAC revenue	25.0	66.4

Other:
Primarily due to increase in miscellaneous charges to customers (including reconnection and late fee charges)	—	1.5

Net change in retail revenue	17.2	84.9

Wholesale revenue:

Volume:
Net increase in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	22.7	11.8
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	1.0	14.4

Net change in wholesale revenue	23.7	26.2

Miscellaneous revenue	0.2	(0.1)

Net change in revenue	$41.1	$111.0

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three and six months ended June 30, 2025 compared to the same periods in 2024 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating costs and expenses:
Fuel	$99,973	$77,639	$22,334	28.8%	$206,482	$180,558	$25,924	14.4%
Power purchased	31,239	44,103	(12,864)	(29.2)%	66,769	82,736	(15,967)	(19.3)%
Operation and maintenance	142,308	109,092	33,216	30.4%	284,916	224,460	60,456	26.9%
Depreciation and amortization	92,469	82,920	9,549	11.5%	178,074	163,353	14,721	9.0%
Taxes other than income taxes	4,231	6,547	(2,316)	(35.4)%	13,303	14,442	(1,139)	(7.9)%
Other, net	(159)	14	(173)	(1,235.7)%	(164)	1,537	(1,701)	(110.7)%
Total operating costs and expenses	$370,061	$320,315	$49,746	15.5%	$749,380	$667,086	$82,294	12.3%

Fuel

The increases in fuel costs of $22.3 million and $25.9 million during the three and six months ended June 30, 2025, respectively, compared to the same periods of the prior year were primarily due to the following:

$ in millions	Three Months Ended June 30, 2025 vs. 2024	Six Months Ended June 30, 2025 vs. 2024
Volume:
Coal	$19.1	$37.7
Natural gas	2.2	(17.3)
Oil	—	(0.5)
Net change in volume	21.3	19.9
Price:
Coal	(14.2)	(28.4)
Natural gas	14.7	30.8
Deferred fuel	0.5	3.6
Net change in price	1.0	6.0

Net change in fuel expense	$22.3	$25.9

The changes in the price of fuel are reflective of market prices for coal and natural gas. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off-System Sales Margin rider.

Power Purchased

The decreases in power purchased of $12.9 million and $16.0 million during the three and six months ended June 30, 2025, respectively, compared to the same periods of the prior year were primarily due to the following:

$ in millions	Three Months Ended June 30, 2025 vs. 2024	Six Months Ended June 30, 2025 vs. 2024
Volume:
Net decrease in the volume of power purchased primarily due to AES Indiana's generation units running more frequently during the respective periods.	$(15.7)	$(6.7)
Price:
Market prices	4.9	(0.7)
Deferred power purchased	(0.7)	(3.1)
Net change in price	4.2	(3.8)

Other, net (mostly due to changes in capacity purchases)	(1.4)	(5.5)

Net change in power purchased costs	$(12.9)	$(16.0)

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

Operation and Maintenance

The increases in Operation and maintenance of $33.2 million and $60.5 million during the three and six months ended June 30, 2025, respectively, compared to the same periods of the prior year were primarily due to the following:

$ in millions	Three Months Ended June 30, 2025 vs. 2024	Six Months Ended June 30, 2025 vs. 2024
Increase in contracted services expenses and higher materials and supplies inventory consumption, primarily due to higher planned generation maintenance and outage costs	$14.1	$19.4
Increase in DSM program costs (a)	9.1	19.7
Increase due to higher expected credit losses	7.2	12.7
Other, net	2.8	8.7
Net change in operation and maintenance costs	$33.2	$60.5

(a) There is corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization

The increases in Depreciation and amortization expense of $9.5 million and $14.7 million during the three and six months ended June 30, 2025, respectively, compared to the same periods of the prior year were mostly attributed to the impact of additional assets placed in service, including renewable projects, partially offset by lower regulatory asset amortization following the 2024 Base Rate Order.

Other (Expense) / Income, Net

The following table illustrates our changes in Other (expense) / income, net during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other (expense) / income, net
Allowance for equity funds used during construction	$732	$1,269	$(537)	(42.3)%	$1,401	$2,100	$(699)	(33.3)%
Interest expense	(46,592)	(43,835)	(2,757)	6.3%	(90,583)	(87,483)	(3,100)	3.5%
Other expense, net	(365)	(1,056)	691	(65.4)%	(936)	(750)	(186)	24.8%
Total other expense, net	$(46,225)	$(43,622)	$(2,603)	6.0%	$(90,118)	$(86,133)	$(3,985)	4.6%

Income Tax Expense

The following table illustrates our changes in Income tax expense during the three and six months ended June 30, 2025, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income tax expense	$6,635	$12,610	$(5,975)	(47.4)%	$42,575	$16,519	$26,056	157.7%

The (decrease) / increase in Income tax expense of $(6.0) million and $26.1 million during the three and six months ended June 30, 2025, respectively, compared to the same periods of the prior year were primarily driven by lower/higher pre-tax income, a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Indiana resulting from the 2024 Base Rate Order, and the tax effects associated with HLBV increases compared to the prior periods.

Net Loss Attributable to Noncontrolling Interests

The following table illustrates changes in Net loss attributable to noncontrolling interests during the three and six months ended June 30, 2025, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net loss attributable to noncontrolling interests	$(12,986)	$(20,747)	$7,761	(37.4)%	$(95,581)	$(23,299)	$(72,282)	310.2%

The increase / (decrease) in Net loss attributable to noncontrolling interests of $7.8 million and $(72.3) million for the three and six months ended June 30, 2025, respectively, primarily relates to the allocation of losses to the tax equity investor of the Pike County BESS Project, as a result of the project being placed in service in March 2025; partially offset by the allocation of losses recognized upon the final stage of the Hardy Hills Solar Project being placed in service in May 2024. See Note 2, “Regulatory Matters - IRP Filings and Replacement Generation - Hardy Hills Solar Project ” to the Financial Statements included in this Form 10-Q for further discussion.

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

Operational

Trade Restrictions and Supply Chain

In April 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels from Cambodia, Malaysia, Thailand and Vietnam (“Southeast Asia”) were circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. In August 2023, Commerce rendered final affirmative findings of circumvention with respect to all four countries, which resulted in the imposition of AD and CVD duties on certain imported cells and panels from Southeast Asia. Commerce's determination and related matters remain the subject of ongoing litigation before the U.S. Court of International Trade.

In 2024, Commerce and the U.S. International Trade Commission initiated new AD/CVD investigations on solar cells and panels imported from Southeast Asia. On April 18, 2025, Commerce rendered final affirmative determinations and AD/CVD rates with respect to all four countries. On June 13, 2025, the U.S. International Trade Commission issued its determination that imports from Malaysia and Vietnam have injured the U.S. industry and that imports from Cambodia and Thailand threaten injury ("U.S. International Trade Commission Decision"). Commerce then issued orders on June 24, 2025, implementing the AD/CVD rates, which will be subject to annual review by

Congress. We do not expect the U.S. International Trade Commission Decision to have a negative impact on our business.

Separately, the U.S. maintains a global safeguard tariff (currently 14% ad valorem) on solar cells and modules pursuant to the Section 201 Safeguard Action on crystalline silicon photovoltaic products, which became effective in February 2018. On June 21, 2024, President Biden issued Proclamation 10779, revoking the exclusion of bifacial panels from safeguard relief previously proclaimed in Proclamation 10339, and reinstating the tariff on bifacial panels under the Section 201 Safeguard Action, subject to certain qualifications. These global tariffs are expected to expire in February 2026.

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

Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”) seeks to block the import of products made with forced labor in certain areas of China, at any point in the supply chain, and may lead to certain suppliers being blocked from importing solar cells and panels into the U.S. While this has impacted the U.S. market, we have managed this issue without significant impact to our projects. Further forced labor designations of entities under the UFLPA may impact our suppliers’ ability or willingness to meet their contractual agreements or to continue to supply cells or panels into the U.S. market on terms that we deem satisfactory.

The Trump Administration has threatened or imposed tariffs on a wide range of countries and products. On February 10, 2025, President Trump signed Executive Orders modifying existing Section 232 tariffs on steel and aluminum imports to expand their scope and impose 25% tariffs on both products. The President raised these rates to 50% effective June 4, 2025. At this time, we do not expect the modifications to tariffs on steel and aluminum to have a material impact on our business.

On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act ("IEEPA") and imposing a 10% additional tariff on imports from China, effective February 4, 2025. Effective March 4, 2025, this tariff was increased to 20%.

On April 2, 2025, President Trump issued an Executive Order pursuant to IEEPA imposing an indefinite, baseline reciprocal 10% tariff on almost all goods imported into the U.S., effective April 5, 2025, and individualized higher IEEPA tariffs (11% to 50%) starting April 9, 2025 on goods originating from 57 countries with trade surpluses with the U.S.. On April 9, 2025, the U.S. government issued a further Executive Order increasing the IEEPA reciprocal tariff on China to 125% effective April 10, 2025. Concurrently, the U.S. government announced a temporary suspension of the country-specific reciprocal tariff measures targeting most U.S. trading partners for a 90-day period, or until July 9, 2025, which was later extended until August 1, 2025. Effective May 14, 2025, the IEEPA rates applicable to China were lowered to 30%.

During the reciprocal-tariff suspension, many countries have been seeking to reach bilateral trade agreements with the U.S. and the ultimate outcome of any reciprocal or other tariffs with these countries is uncertain.

We expect the tariffs on imports from China will increase overall costs for materials and parts that are imported to build and maintain renewable energy plants for the U.S. industry. However, we expect limited impact to projects scheduled to become operational in 2025 through 2027 due to the recently announced tariffs on China.

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

Customer Information and Billing System Implementation

In the fourth quarter of 2023, we implemented our new customer information and billing system, SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. In connection with this implementation, a temporary pause of customer disconnections and certain collection efforts and write-off processes was instituted. This has resulted in higher past due customer receivables and a higher allowance for credit losses as of June 30, 2025. We reinstituted the customer disconnections process and collection efforts and write-off processes in March 2025.

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

Macroeconomic and Political

U.S. Utilities Load Growth and Large Load Customers

The expansion of data centers due to generative artificial intelligence has the potential to significantly accelerate the load growth of the U.S. utilities market. AES Indiana is working with several companies to provide possible solutions for electric service needs of data centers and we see these relationships deepening as utilization of generative artificial intelligence drives the expansion of data center use within our service territory. As part of this process, AES Indiana is evaluating cost-effective options to reliably serve large load customers. One option in Indiana includes House Enrolled Act 1007, which Governor Braun signed into law effective May 6, 2025. Among other things, the legislation contains a provision providing a regulatory tool for utilities and large load customers to submit an expedited generation resource proposal to the IURC. AES Indiana is analyzing any impacts the law may have on future generation resource plans.

U.S. Tax Law Reform and Renewable Energy Tax Credits

On July 4, 2025, the U.S. enacted H.R. 1 (the “2025 Act”). The legislation included amendments to, and extensions of, various U.S. corporate income tax provisions, which may impact our effective tax rate in future periods. However, the impact to the effective tax rate is not expected to be material. Our interpretation of the 2025 Act may change as the U.S. Treasury and the IRS issue additional guidance.

The IRA includes provisions that benefit the Company’s planned clean energy projects, including increases, extensions, direct transfers and/or new tax credits for wind, solar, and storage. For further discussion of our renewable projects, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of IPALCO’s 2024 Form 10-K.

We account for renewable projects according to GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the value of the tax-credit that benefits the tax equity investors at the time of its creation, which for projects utilizing the ITC, begins in the quarter the project is placed in service. For projects utilizing the PTC, this value is recognized over 10 years as the facility produces energy.

The 2025 Act amends the phase out of wind and solar ITC and PTC tax credits. Wind and solar renewable projects that begin construction within 12 months of the enactment of H.R. 1 remain eligible for 100% of the credit without the 2027 placed in service deadline. Renewable projects that begin construction after 12 months of the enactment must be placed in service no later than 2027. Renewable projects that began construction by the end of 2024 are not impacted by the 2025 Act. The 2025 Act does not impose tighter timelines for energy storage projects to qualify for the ITC and PTC, and it allows energy storage projects to receive the full ITC or PTC credit if they begin construction by 2033.

The 2025 Act also imposes a foreign entity of concern restriction for renewables projects, including storage, claiming the ITC or PTC credit that start construction after December 31, 2025. This restriction precludes credits for projects which receive material assistance from a prohibited foreign entity and it effectively limits the percentage of total project costs that may be derived from products that are mined, produced or manufactured in China, with varying permissible percentages depending on the calendar year and applicable renewable technology for the project.

Further, President Trump issued an Executive Order on July 7, 2025 that directed the Secretary of the Treasury to take action (the “Treasury Action”) to enforce the provisions of the 2025 Act. The Treasury Action would include enforcing the termination of the ITC and PTC for wind and solar projects and issuing guidance with respect to the determination of the beginning of construction and taking actions to implement and enhance the Foreign Entity of Concern (“FEOC”) restrictions, in each case within 45 days of the enactment of the 2025 Act.

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

The enactment of the 2025 Act requires that substantial guidance be published by the U.S. Department of Treasury and other government agencies. While we have taken measures to protect against the impact of changes under the 2025 Act to the IRA, the impacts of the 2025 Act, the Treasury Action, or future actions that have the effect of modifying or repealing the IRA may be material to our results of operations.

Tax

The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA included a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In June 2025, the IRS released interim guidance for CAMT and announced its intention to revise regulations that were proposed in September 2024. The impact to the Company in 2025 is not expected to be material. We will continue to monitor the issuance of CAMT revised guidance.

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

In April 2025, President Trump issued several Executive Orders with potential impacts to the energy industry and national energy policy, including: (i) “Reinvigorating America’s Beautiful Clean Coal Industry and Amending Executive Order 14241”, (ii) “Protecting American Energy from State Overreach”, and (iii) “Strengthening the Reliability and Security of the United States Electric Grid”. Indiana Governor Braun also issued Executive Orders with potential impacts to the energy industry, including: (i) “Ensuring Economic Opportunity and Indiana’s Energy Future by Supporting Life Extension for Coal Energy Generation and Assessing Natural Gas Supplies” in April 2025, and (ii) "Creating a State Energy Strategy to Meet Growing Demand and Support Reliability and Affordability" in June 2025. These Executive Orders direct federal and state agencies, as applicable, to review and take actions with respect to energy and economic development matters and it is too early to determine the impact, if any, of the Executive Orders on our business, but any resulting actions by such agencies could have a material impact on our business, financial condition or results of operations.

Regulatory

2025 IRP

In January 2025, AES Indiana initiated its 2025 IRP process with external stakeholders. Public advisory meetings took place on January 29, 2025 and July 24, 2025, respectively, and will continue through most of 2025, with AES Indiana anticipating it will submit its final 2025 IRP, shaped by stakeholder feedback, to the IURC in November 2025. Please see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2025 IRP" to the Financial Statements included in this Form 10-Q for further discussion.

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

On May 7, 2024, EPA published a final rule to revise MATS for coal and oil-fired EGUs which lowers certain emissions limits and revises certain other aspects of MATS. The requirements of MATS would not apply to AES Indiana upon conversion of the remaining two coal-fired units at Petersburg to natural gas. The May 2024 rule to revise MATS is subject to legal challenges. On October 4, 2024, the U.S. Supreme Court denied emergency stay applications. On June 17, 2025, EPA published a proposed rule to repeal the majority of the May 7, 2024 final rule revising MATS.

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

On July 22, 2025, EPA published both a direct final rule and a proposed rule that, if finalized, would extend certain deadlines for coal combustion residual management units associated with its May 8, 2024 revisions to the CCR Rule. It is too early to determine any potential impact from these revisions to the CCR Rule. The CCR Rule, current or future amendments to, or EPA interpretations of, the CCR Rule, Indiana CCR regulations, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, "Property, Plant and Equipment", Note 4, "ARO" and Note 11, "Commitments and Contingencies - Contingencies - Legal Matters - Coal Ash Insurance Litigation" to the Financial Statements of IPALCO’s 2024 Form 10-K for further discussion.

Regional Haze Rule

EPA’s 1999 Regional Haze Rule established timelines for states to improve visibility in national parks and wilderness areas throughout the U.S. by establishing reasonable progress goals toward meeting a national goal of natural visibility conditions in Class I areas by the year 2064 through submittal of a series of state implementation plans (SIPs). Indiana’s SIP for the first planning period (through 2018) did not require any additional controls to be installed or operated on AES Indiana generating facilities. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions. On December 29, 2021, IDEM submitted Indiana's Regional Haze SIP for the Second Implementation Period to EPA for review and approval. The SIP does not include additional requirements for AES Indiana EGUs or for other EGUs in Indiana. On June 18, 2025, EPA proposed to approve the Indiana SIP. However, we cannot predict the possible outcome or potential impacts of this matter at this time. We would seek recovery of capital expenditures; however, there is no guarantee we would be successful.

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

On June 17, 2025, EPA published a proposed rule to repeal the May 9, 2024 final rules for new and existing EGUs in addition to 2015 greenhouse gas new source performance standards for certain new EGUs. In this proposed rule, the EPA also offered an alternative proposal to repeal a narrower set of greenhouse gas requirements which would include the repeal of requirements for existing EGUs and requirements based on carbon capture and sequestration for new EGUs.

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

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”), which agreement was signed and officially entered into on April 22, 2016. The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The U.S. withdrawal from the Paris Agreement became effective on November 4, 2020. On January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement, which became effective on February 19, 2021. On January 20, 2025, President Trump issued an Executive Order titled “Putting America First in International Environmental Agreements” directing the U.S. Ambassador to the United Nations to formally withdraw from the Paris Agreement. The international community has gathered and continues to gather annually for the Conference to the Parties on the United Nations Framework Convention on Climate Change (UNFCCC).

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

In 2017, IDEM also issued to Harding Street and Petersburg NPDES permits regulating water discharges associated with operation of their power plant operations. As part of the normal course of business, AES Indiana submitted timely applications for renewal for both Harding Street and Petersburg NPDES permits in March 2022. On May 7, 2025, IDEM issued the final Petersburg NPDES permit renewal. No parties appealed the permit. On November 29, 2023, IDEM issued the final NPDES permit renewal for Harding Street with an effective date of January 1, 2024. Among other new requirements, the permit includes new thermal limitations, that could result in the need for AES Indiana to take additional actions to ensure compliance with the final permit. On December 14, 2023, AES Indiana filed a petition for appeal of certain new requirements, including the new thermal limitations, in the final Harding Street NPDES permit. A stay of the appealed requirements was initially granted on January 4, 2024, and is in effect until November 6, 2025 (as extended from August 6, 2025), which could be further extended. Final or future permits could have a material impact on our business, financial condition and results of operations.

We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of June 30, 2025, we had unrestricted cash and cash equivalents of $70.6 million and available borrowing capacity of $500 million under our unsecured revolving AES Indiana Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 29, 2026. In February 2024, AES Indiana received an order from the IURC granting authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $350 million remains available under the order as of June 30, 2025. This order also grants authority to have up to $750 million of amounts outstanding under long-term credit agreements and liquidity facilities, of which $450.0 million remains available under the order as of June 30, 2025. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of June 30, 2025. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change
Net cash provided by operating activities	$297,024	$30,747	$266,277
Net cash used in investing activities	(395,277)	(604,255)	208,978
Net cash provided by financing activities	142,220	578,337	(436,117)
Net change in cash, cash equivalents and restricted cash	43,967	4,829	39,138
Cash, cash equivalents and restricted cash at beginning of period	26,652	28,584	(1,932)
Cash, cash equivalents and restricted cash at end of period	$70,619	$33,413	$37,206

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change
Net income	$34,311	$35,657	$(1,346)
Depreciation and amortization	178,074	163,353	14,721
Deferred income taxes and investment tax credit adjustments - net	34,410	5,984	28,426
Tax credit transfer proceeds allocated to noncontrolling interest	133,010	—	133,010
Other adjustments to net income	496	1,321	(825)
Net income, adjusted for non-cash items	380,301	206,315	173,986
Net change in operating assets and liabilities(1)	(83,277)	(175,568)	92,291
Net cash provided by operating activities	$297,024	$30,747	$266,277

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was driven by changes in the following (in thousands):

Increase from current and non-current regulatory assets and liabilities primarily due to the settlement of pre-existing purchase power agreements in the prior year and higher collections of regulatory assets in the current year	86,755
Increase from lower net accounts receivable driven by the timing of collections, and billing delays and a temporary pause of customer disconnections and certain collection efforts and write-off processes primarily in the prior year period following AES Indiana's customer billing system upgrade in the fourth quarter of 2023	57,437
Decrease in investment tax credit transfer receivable driven by the receivable related with the tax credit transfer proceeds allocated to a noncontrolling interest	(45,223)
Other	(6,678)
Net change in operating assets and liabilities	$92,291

Investing Activities

Net cash used in investing activities decreased $209.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was primarily driven by (in thousands):

Lower cash outflows for capital expenditures related with renewable energy projects and growth related capital expenditures primarily from TDSIC investments	$241,046
Larger payment for acquisitions made in 2025	(29,692)
Other	(2,376)
Net change in investing activities	$208,978

Financing Activities

Net cash provided by financing activities decreased $436.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was primarily driven by (in thousands):

Decrease due to net long-term debt issuances at IPALCO and AES Indiana in 2024	$(645,000)
Decrease due to net revolver repayments on AES Indiana's revolving credit facility	(185,000)
Decrease due to higher distributions to noncontrolling interests	(89,717)
Decrease due to higher distributions to shareholders	(69,035)
Increase due to equity contributions from shareholders	260,000
Increase due to lower net repayment of short-term borrowings	200,000
Increase due to higher sales to noncontrolling interests	103,007
Other	(10,372)
Net change in financing activities	$(436,117)

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

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at June 30, 2025
AES Indiana	Revolving	March 2030	$500.0	$500.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2025 through 2027 (including amounts already expended in the first six months of 2025) is currently estimated to cost approximately $2.8 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

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

(3) Includes spending under AES Indiana’s TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through June 30, 2025 were $972.7 million.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first six months of 2025 and 2024, IPALCO paid $126.1 million and $57.1 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory and legal considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, “Overview and Summary of Significant Accounting Policies” of this report and in IPALCO’s 2024 Form 10-K. The Company’s other critical accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2024 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in IPALCO’s 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2025, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

10.1
Amendment dated July 30, 2025 to the $400,000,000 Term Loan Agreement, dated August 14, 2024, among Indianapolis Power & Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Bookrunner and Joint Lead Arranger, and U.S. Bank National Association, as Syndication Agent and Joint Lead Arranger

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

IPALCO ENTERPRISES, INC.

Date:	August 1, 2025	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2025	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(Principal Accounting Officer)