Form 10-Q
period 2025-09-30
IPALCO ENTERPRISES, INC.
filed 2025-11-04
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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

At November 4, 2025, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2025

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2024 Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2024 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, and June 30, 2025 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in “Part II - Item 1A. Risk Factors”, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In Thousands)
REVENUE	$529,344	$449,171	$1,445,728	$1,254,566

OPERATING COSTS AND EXPENSES:
Fuel	138,017	96,103	344,499	276,661
Power purchased	38,604	31,100	105,373	113,836
Operation and maintenance	135,041	125,849	419,957	350,309
Depreciation and amortization	93,239	85,493	271,313	248,846
Taxes other than income taxes	6,262	6,130	19,565	20,572
Other, net	—	(115)	(164)	1,422
Total operating costs and expenses	411,163	344,560	1,160,543	1,011,646

OPERATING INCOME	118,181	104,611	285,185	242,920

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	622	1,485	2,023	3,585
Interest expense	(42,211)	(44,198)	(132,794)	(131,681)
Other (expense) / income, net	(210)	484	(1,146)	(266)
Total other expense, net	(41,799)	(42,229)	(131,917)	(128,362)

INCOME BEFORE INCOME TAX	76,382	62,382	153,268	114,558

Income tax expense	20,368	8,314	62,943	24,833
NET INCOME	56,014	54,068	90,325	89,725

Net loss attributable to noncontrolling interests	(7,715)	(872)	(103,296)	(24,171)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$63,729	$54,940	$193,621	$113,896

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In Thousands)
NET INCOME	$56,014	$54,068	$90,325	$89,725

Derivative activity:
Change in derivative fair value, net of income tax effect of $0, $0, $0 and $(2,193), for each respective period	—	—	—	6,626
Reclassification to earnings, net of income tax effect of $144, $144, $432 and $36, for each respective period	(434)	(434)	(1,302)	(108)
Net change in fair value of derivatives	(434)	(434)	(1,302)	6,518

Other comprehensive (loss) / income	(434)	(434)	(1,302)	6,518

Comprehensive income	55,580	53,634	89,023	96,243

Less: comprehensive loss attributable to noncontrolling interests	(7,715)	(872)	(103,296)	(24,171)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$63,295	$54,506	$192,319	$120,414

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2025	2024
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,180	$26,647
Accounts receivable, net of allowance for credit losses of $16,477 and $29,798, respectively	304,611	313,078
Inventories	80,919	99,935
Regulatory assets, current	107,098	134,328
Taxes receivable	14,705	9,401
Derivative assets, current	2,972	1,526
Prepayments and other current assets	35,220	24,561
Total current assets	617,705	609,476
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $3,223,010 and $3,071,167, respectively	5,804,911	5,461,243
Intangible assets - net	285,980	232,210
Regulatory assets, non-current	625,383	619,029
Pension plan assets	24,346	24,941
Other non-current assets	209,500	192,126
Total other non-current assets	6,950,120	6,529,549
TOTAL ASSETS	$7,567,825	$7,139,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 5 and 12)	$115,056	$539,841
Accounts payable	331,402	271,235
Accrued taxes	31,611	26,253
Accrued interest	78,674	43,388
Customer deposits	12,424	11,892
Regulatory liabilities, current	21,315	11,915
Asset retirement obligations, current	44,537	32,161
Accrued and other current liabilities	26,527	26,231
Total current liabilities	661,546	962,916
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 5 and 12)	3,912,863	3,642,587
Deferred income tax liabilities	434,826	380,758
Regulatory liabilities, non-current	290,370	404,021
Accrued other postretirement benefits	3,008	2,834
Asset retirement obligations, non-current	422,996	346,299
Other non-current liabilities	8,064	8,499
Total non-current liabilities	5,072,127	4,784,998
Total liabilities	5,733,673	5,747,914
COMMITMENTS AND CONTINGENCIES (see Note 9)
REDEEMABLE STOCK OF SUBSIDIARIES	—	38,145
EQUITY:
Common shareholders’ equity
Common stock (no par value, 290,000,000 shares authorized; 108,907,318 shares issued and outstanding at September 30, 2025 and December 31, 2024)	—	—
Paid in capital	1,653,815	1,247,090
Accumulated other comprehensive income	34,076	35,378
Retained earnings	—	2,067
Total common shareholders’ equity	1,687,891	1,284,535
Noncontrolling interests	146,261	68,431
Total equity	1,834,152	1,352,966
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES AND EQUITY	$7,567,825	$7,139,025

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2025	2024
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,325	$89,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271,313	248,846
Amortization of deferred financing costs and debt discounts	2,803	2,735
Deferred income taxes and investment tax credit adjustments - net	51,847	8,072
Allowance for equity funds used during construction	(2,023)	(3,585)
Loss on asset disposal	—	1,422
Tax credit transfer proceeds allocated to noncontrolling interest	133,010	—
Change in certain assets and liabilities:
Accounts receivable	12,028	(69,259)
Inventories	11,732	16,845
Prepayments and other current assets	(10,539)	819
Current regulatory assets and liabilities	31,624	(53,530)
Non-current regulatory assets and liabilities	569	(65,759)
Accounts payable	37,603	(52,219)
Accrued and other current liabilities	3,472	(11,292)
Accrued taxes payable/receivable	(538)	26,944
Accrued interest	35,286	50,174
Pension and other postretirement benefit assets and liabilities	768	1,840
Other non-current liabilities	(18,339)	5,173
Other	(4,799)	(5,707)
Net cash provided by operating activities	646,142	191,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(547,963)	(727,152)
Project development costs	(1,728)	(3,164)
Acquisitions	(77,640)	(48,368)
Cost of removal payments	(23,052)	(26,080)
Net cash used in investing activities	(650,383)	(804,764)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	440,000	570,000
Repayments under revolving credit facilities	(515,000)	(675,000)
Short-term borrowings	—	300,000
Short-term borrowings from affiliate	—	92,000
Repayments of short-term borrowings	(400,000)	(392,000)
Long-term borrowings	350,000	1,050,000
Repayments of long-term borrowings	(40,000)	(405,000)
Distributions to shareholders	(199,044)	(110,146)
Equity contributions from shareholders	410,000	150,000
Distributions to noncontrolling interests	(140,220)	(2,459)
Sales to noncontrolling interests	149,942	46,935
Payments for financing fees	(5,659)	(14,173)
Proceeds received from termination of interest rate swaps	—	23,114
Other	(245)	(22)
Net cash provided by financing activities	49,774	633,249
Net change in cash, cash equivalents and restricted cash	45,533	19,729
Cash, cash equivalents and restricted cash at beginning of period	26,652	28,584
Cash, cash equivalents and restricted cash at end of period	$72,185	$48,313

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$92,550	$78,842
Income taxes	$15,400	$—
Non-cash investing activities:
Accruals for capital expenditures	$175,170	$162,662
Changes to right-of-use assets - finance leases	$14,151	$72,066
Non-cash financing activities:
Changes to financing lease liabilities	$(13,102)	$(69,089)
Noncash contributions from noncontrolling interests	$133,010	$—

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Common Shareholders’ Equity
	Common Stock
(in Thousands)	Outstanding Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income / (loss)	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Redeemable Stock of Subsidiaries
2025
Beginning Balance	108,907	$—	$1,247,090	$35,378	$2,067	$1,284,535	$68,431	$38,145
Net income / (loss)			—	—	101,143	101,143	(82,595)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(95,312)	(95,312)	—	—
Sales to noncontrolling interests			—	—	—	—	150,191	—
Distributions to noncontrolling interests			—	—	—	—	(326)	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests			—	—	—	—	38,145	(38,145)
Other			35	—	—	35	—	—
Balance at March 31, 2025	108,907	$—	$1,247,125	$34,944	$7,898	$1,289,967	$173,846	$—
Net income / (loss)			—	—	28,749	28,749	(12,986)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(30,817)	(30,817)	—	—
Distributions to noncontrolling interests			—	—	—	—	(135,289)	—
Contributions from shareholders			410,000	—	—	410,000	—	—
Contributions from noncontrolling interests			—	—	—	—	133,010	—
Other			20	—	—	20	—	—
Balance at June 30, 2025	108,907	$—	$1,657,145	$34,510	$5,830	$1,697,485	$158,581	$—
Net income / (loss)			—	—	63,729	63,729	(7,715)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders(1)			(3,356)	—	(69,559)	(72,915)	—	—
Distributions to noncontrolling interests			—	—	—	—	(4,605)	—
Other			26	—	—	26	—	—
Balance at September 30, 2025	108,907	$—	$1,653,815	$34,076	$—	$1,687,891	$146,261	$—

2024
Beginning Balance	108,907	$—	$1,021,992	$29,294	$25,182	$1,076,468	$53,254	$—
Net income / (loss)			—	—	17,162	17,162	(2,552)	—
Other comprehensive income			—	7,386	—	7,386	—	—
Distributions to shareholders			—	—	(26,720)	(26,720)	—	—
Distributions to noncontrolling interests			—	—	—	—	(52)	—
Other			26	—	—	26	—	—
Balance at March 31, 2024	108,907	$—	$1,022,018	$36,680	$15,624	$1,074,322	$50,650	$—
Net income / (loss)			—	—	41,794	41,794	(20,747)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(30,374)	(30,374)	—	—
Sales to noncontrolling interests			—	—	—	—	46,935	—
Distributions to noncontrolling interests			—	—	—	—	(623)	—
Contributions from shareholders			150,000	—	—	150,000	—	—
Other			29	—	—	29	—	—
Balance at June 30, 2024	108,907	$—	$1,172,047	$36,246	$27,044	$1,235,337	$76,215	$—
Net income			—	—	54,940	54,940	(872)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(53,052)	(53,052)	—	—
Distributions to noncontrolling interests			—	—	—	—	(1,784)	—
Other			11	—	—	11	—	—
Balance at September 30, 2024	108,907	$—	$1,172,058	$35,812	$28,932	$1,236,802	$73,559	$—

(1) IPALCO made return of capital payments of $3.4 million and $0.0 million during the nine months ended September 30, 2025 and 2024, respectively, for the portion of current year distributions to shareholders in excess of current year net income.

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 529,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations, all within the state of Indiana. The first station, Petersburg, consists of two coal-fired units. AES Indiana plans to convert these two coal units to natural gas in 2026. The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of September 30, 2025, AES Indiana’s net electric generation capacity at these generating stations for winter is 3,070 MW and net summer capacity is 2,925 MW.

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

In August 2023, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Petersburg Energy Center, LLC, including the development of a 250 MW solar and 45 MW (180 MWh) energy storage facility (the ”Petersburg Energy Center Project”). The Petersburg Energy Center Project is expected to be placed in service in December 2025.

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

IPALCO consolidates the results of AES Indiana subsidiaries that qualify as VIEs. AES Indiana is the primary beneficiary and controls the most significant activities of these VIEs. At September 30, 2025 and December 31, 2024, the assets of these VIEs were approximately $1,435.7 million and $1,169.3 million, primarily consisting of property, plant and equipment, construction work in progress and other non-current assets. At September 30, 2025 and December 31, 2024, the liabilities of these VIEs were approximately $205.6 million and $180.5 million, primarily consisting of finance leases and accounts payable.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of expected results for the year ending December 31, 2025. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto, which are included in IPALCO’s 2024 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported within the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2025	2024
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$72,180	$26,647
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$72,185	$26,652

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(In Thousands)
Accounts receivable, net
Customer receivables	$198,152	$207,353
Unbilled revenue	85,952	90,731
Amounts due from related parties	9,211	6,461
Other	27,773	38,331
Allowance for credit losses	(16,477)	(29,798)
Total accounts receivable, net	$304,611	$313,078

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	Nine Months Ended September 30,
$ in Thousands	2025	2024
Allowance for credit losses:
Beginning balance	$29,798	$2,283
Current period provision	22,718	14,018
Write-offs charged against allowance	(36,395)	(577)
Recoveries	356	1,363
Ending Balance	$16,477	$17,087

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. Beginning in 2024 and continuing into 2025, the current period provision and allowance for credit losses has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023. This has resulted in higher past due customer receivables. AES Indiana reinstituted the customer disconnections process and write-off process in March 2025, and third-party collection efforts were reinstituted in the third quarter of 2025.

Inventories

The following table summarizes our inventory balances at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(In Thousands)
Inventories
Fuel	$30,490	$50,842
Materials and supplies, net	50,429	49,093
Total inventories	$80,919	$99,935

ARO

AES Indiana’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liabilities for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,
	2025	2024
	(In Thousands)
Balance as of January 1	$378,460	$249,930
Liabilities incurred	1,515	8,864
Liabilities settled	(17,314)	(3,202)
Revisions to cash flow and timing estimates	91,996	81,714
Accretion expense	12,876	9,244
Balance as of September 30	$467,533	$346,550
Less: ARO liabilities, current	44,537	26,384
ARO liabilities, non-current	$422,996	$320,166

ARO liabilities incurred primarily relate to decommissioning costs for AES Indiana’s renewable projects, including liabilities incurred through acquisition of the Hoosier Wind Project. AES Indiana recorded revisions to its ARO liabilities during these two periods primarily to reflect revisions to cash flow estimates due to increases in closure costs and groundwater treatment measures for ash ponds and landfills. For the nine months ended September 30, 2025, revisions were primarily associated with updates to Harding Street's Corrective Measures Assessment related to ash ponds and groundwater treatment. For the nine months ended September 30, 2024, revisions were primarily associated with a revised decommissioning study for AES Indiana. As of September 30, 2025 and December 31, 2024, AES Indiana did not have any assets that are legally restricted for settling its ARO liabilities. For further information, see Note 4, “ARO” to IPALCO’s 2024 Form 10-K.

AFUDC

AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the periods indicated:

$ in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
AFUDC equity	$622	$1,485	$2,023	$3,585
AFUDC debt	$8,932	$7,436	$25,348	$19,123

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized over their useful lives. The following table presents information related to the Company’s intangible assets, including the gross amount capitalized and related amortization:

	September 30,	December 31,
$ in thousands	2025	2024
Capitalized software	$290,581	$280,020
Project development intangible assets	145,821	83,149
Other	809	797
Less: Accumulated amortization	(151,231)	(131,756)
Intangible assets - net	$285,980	$232,210

	Three Months Ended September 30,
	2025	2024
Amortization expense	$7,419	$6,729

	Nine Months Ended September 30,
	2025	2024
Amortization expense	$21,319	$20,458

Accumulated Other Comprehensive Income

The amounts reclassified out of AOCI by component during the three and nine months ended September 30, 2025 and 2024 are as follows (in Thousands):

Details about AOCI components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Net (gains) / losses on cash flow hedges	Interest expense	$(578)	$(578)	$(1,734)	$(144)
	Income tax effect	144	144	432	36
Total reclassifications for the period, net of income taxes		$(434)	$(434)	$(1,302)	$(108)

See Note 4, “Derivative Instruments and Hedging Activities - Cash Flow Hedges” for further information on the changes in the components of AOCI.

Tax Credit Transferability

The U.S Inflation Reduction Act of 2022 (the “IRA”) allows the owners of renewable energy projects to directly transfer ITCs to unrelated tax credit buyers. In many cases, ITCs are generated at partnerships which are non-tax paying entities for U.S. federal income tax purposes. These entities cannot utilize tax credits, but rather allocate credits to their partners, who report their share of the partnership credits on their individual tax returns. Once a project is placed in service, any portion of the tax credit to be transferred which is allocated to a noncontrolling interest holder is recorded as a noncash deemed contribution within Noncontrolling interests on the Condensed Consolidated Balance Sheets as this represents an increase in the partners’ capital account. To the extent any of the transfer proceeds are contractually obligated to be distributed to the noncontrolling interest holder, the Company records a corresponding noncash deemed distribution within Noncontrolling interests. The receipt of cash from the transfer of tax credits, inclusive of the portion allocated to noncontrolling interest holders, is treated as an operating cash inflow on the Condensed Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2025, Pike County Energy Storage JV, LLC executed an agreement to transfer ITCs directly to a third party for $133.0 million. This amount was allocated to noncontrolling interest and treated as a capital contribution from the noncontrolling interest holder with no income tax benefit recorded by the Company. The Pike County BESS Project received and distributed to the noncontrolling interest holder, cash proceeds from these tax credit transfers of $45.2 million and $133.0 million during the three and nine months ended September 30, 2025.

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

2025-06: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur:

1. Management has authorized and committed to funding the software project.

2. It is probable that the project will be completed and the software will be used to perform the function intended.

In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The two factors to consider in determining whether there is significant development uncertainty are whether:

1. The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing.

2. The entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

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

On June 3, 2025, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. The factors leading to AES Indiana's base rate increase request include inflationary impacts on operations and maintenance expenses and continued investments in generation, transmission and distribution assets. AES Indiana is also seeking recovery of increased costs to support its vegetation management plan, storm restoration costs and technology to enhance resiliency and reliability. On October 15, 2025, AES Indiana entered into a Stipulation and Settlement Agreement (the "Settlement") with most parties in AES Indiana's pending regulatory rate review at the IURC. This Settlement provides for updated base rates for electric services in AES Indiana's territory and is subject, and conditioned upon, approval by the IURC. Among other things, the Settlement proposes an increase in AES Indiana's revenue of $90.7 million and provides a return on common equity of 9.75% and cost of long-term debt of 5.34%, on a rate base of approximately $5.5 billion for AES Indiana's 2027 electric service base rates. AES Indiana expects to receive an order from the IURC during the second quarter of 2026. The partial settlement agreement also includes a commitment to not implement additional base rate increases, following the implementation of new base rates under the Settlement, until at least January of 2030 and to not start a second TDSIC Plan before January of 2028.

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

IRP Filings and Replacement Generation

2025 IRP

In January 2025, AES Indiana initiated its 2025 IRP process with external stakeholders. Public advisory meetings for the 2025 IRP took place in January, July, September and October of 2025. On October 31, 2025, AES Indiana filed its 2025 IRP with the IURC, which describes AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana's reasonable least cost option and provides a reliable and flexible generation mix for customers.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at September 30, 2025 and December 31, 2024 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of September 30, 2025				Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$105	$—	$—	$105	$86	$—	$—	$86
Mutual funds	4,166	—	—	4,166	3,947	—	—	3,947
Total VEBA investments	4,271	—	—	4,271	4,033	—	—	4,033
FTRs	—	—	2,972	2,972	—	—	1,526	1,526
Total financial assets measured at fair value	$4,271	$—	$2,972	$7,243	$4,033	$—	$1,526	$5,559

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Beginning Balance	$4,304	$3,968	$1,526	$1,388
Issuances	—	—	4,718	3,811
Settlements	(1,332)	(1,151)	(3,272)	(2,382)
Ending Balance	$2,972	$2,817	$2,972	$2,817

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	September 30, 2025		December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,948,800	$3,838,582	$3,638,800	$3,404,473
Variable-rate	25,000	25,000	500,000	500,000
Total indebtedness	$3,973,800	$3,863,582	$4,138,800	$3,904,473

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $37.2 million and $34.7 million at September 30, 2025 and December 31, 2024, respectively; and

•unamortized discounts of $10.4 million and $9.4 million at September 30, 2025 and December 31, 2024, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, “Overview and Summary of Significant Accounting Policies - Financial Derivatives” and Note 6, “Derivative Instruments and Hedging Activities” to IPALCO’s 2024 Form 10-K.

At September 30, 2025, AES Indiana’s outstanding derivative instruments were as follows:

Commodity	Accounting Treatment	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	5,644	—	5,644

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

The following table provides information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Three Months Ended September 30,		Interest Rate Hedges for the Nine Months Ended September 30,
$ in thousands (net of tax)	2025	2024	2025	2024
Beginning accumulated derivative gain	$34,510	$36,246	$35,378	$29,294
Net gains associated with current period hedging transactions	—	—	—	6,626
Net (gains) / losses reclassified to interest expense, net of tax	(434)	(434)	(1,302)	(108)
Ending accumulated derivative gain in AOCI	$34,076	$35,812	$34,076	$35,812

Net gain expected to be reclassified to earnings in the next twelve months	1,737

Derivatives Not Designated as Hedge

AES Indiana’s FTRs do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of September 30, 2025 and December 31, 2024, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO’s derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	September 30, 2025	December 31, 2024
FTRs	Not a Cash Flow Hedge	Derivative assets, current	$2,972	$1,526

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		September 30,	December 31,
Series	Due	2025	2024
		(In Thousands)
AES Indiana first mortgage bonds:
0.65% (1)	August 2025	$—	$40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
5.05%	August 2035	350,000	—
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	650,000
Unamortized discount – net		(9,103)	(8,093)
Deferred financing costs		(28,041)	(25,469)
Total AES Indiana first mortgage bonds		3,036,656	2,730,238
Total long-term debt – AES Indiana		3,036,656	2,730,238
Long-term debt – IPALCO:
4.25% Senior Secured Notes	May 2030	475,000	475,000
5.75% Senior Secured Notes	April 2034	400,000	400,000
Unamortized discount – net		(1,270)	(1,331)
Deferred financing costs		(7,655)	(8,279)
Total long-term debt – IPALCO		866,075	865,390
Total consolidated IPALCO long-term debt		3,902,731	3,595,628
Less: current portion of long-term debt		89,853	39,910
Net consolidated IPALCO long-term debt (3)		$3,812,878	$3,555,718

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
(3)Excludes $0.2 million and $0.2 million (current) and $100.0 million and $86.9 million (non-current) finance lease liabilities included in the respective short and long-term debt line items on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. See Note 12, "Leases" for further information.

Line of Credit

AES Indiana entered into a third amendment and restatement of its $500 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Indiana Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $200 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Indiana Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of September 30, 2025 and December 31, 2024, AES Indiana had $25.0 million and $100.0 million in outstanding borrowings on the committed AES Indiana Credit Agreement, respectively.

Significant Transactions

AES Indiana First Mortgage Bonds and AES Indiana Term Loan

In August 2025, AES Indiana issued $350 million aggregate principal amount of first mortgage bonds, 5.05% Series, due August 2035, pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from this offering of approximately $345.2 million, after deducting the initial purchasers' discounts and fees and expenses for the offering, were used to repay the remaining $300 million of the $400 million Term Loan Agreement, outstanding borrowings on the Credit Agreement and for general corporate purposes.

In August 2024, AES Indiana entered into an unsecured $400 million 364-day term loan agreement, which was drawn in two tranches. AES Indiana drew $300 million at closing and drew the remaining $100 million in October 2024, with the proceeds being used for general corporate purposes. In June 2025, AES Indiana redeemed $100 million of the $400 million Term Loan Agreement, with the remaining $300 million redeemed in August 2025.

6. INCOME TAXES

IPALCO’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective tax rate	26.7%	13.3%	41.1%	21.7%

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

IPALCO’s income tax expense for the nine months ended September 30, 2025, was calculated using the estimated annual effective income tax rate for 2025 of 28.0% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

7. BENEFIT PLANS

The following table presents the net periodic benefit cost of the Pension Plans combined:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,065	$1,253	$3,195	$3,759
Interest cost	6,891	6,739	20,673	20,217
Expected return on plan assets	(7,758)	(7,443)	(23,274)	(22,329)
Amortization of prior service cost	585	475	1,755	1,425
Amortization of actuarial loss	1,257	1,207	3,771	3,621
Net periodic benefit cost	$2,040	$2,231	$6,120	$6,693

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

9. COMMITMENTS AND CONTINGENCIES

Contingencies

Subsidiary Guarantees

In connection with AES Indiana's renewable projects financed with a tax equity structure, AES Indiana has expressly undertaken limited obligations and commitments on behalf of certain of the Company's subsidiaries, which will only be effective upon the occurrence of future events, such as IRS recapture of tax credits, which is not expected to occur, and will be terminated upon the occurrence of future events. As of September 30, 2025, the maximum undiscounted potential exposure to tax equity financing related guarantees was $314.6 million.

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of September 30, 2025 and December 31, 2024, respectively.

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of September 30, 2025 and December 31, 2024, respectively.

On March 23, 2021, the U.S. District Court for the Southern District of Indiana approved and entered a judicial consent decree among AES Indiana, the United States on behalf of the EPA, and the IDEM. The decree resolved allegations by EPA and IDEM that AES Indiana had violated the federal CAA at its Petersburg Station, which AES denies. Under the decree, AES Indiana agreed to certain emission limits and annual caps on NOx, SO2 and PM emissions at the four Units at the station; paid a civil penalty of $1.525 million; retired Units 1 and 2, spent $0.325 million on an environmentally beneficial project to preserve local, ecologically-significant lands (notice of completion of which was provided May 8, 2025 and confirmed satisfactory by IDEM on September 8, 2025); and will spend a total of $5 million on a further environmental mitigation project to build and operate a new, non-emitting source of generation at the site.

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

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Utility	Other	Total	Utility	Other	Total
Revenue	$529,344	$—	$529,344	$449,171	$—	$449,171

Fuel	138,017	—	138,017	96,103	—	96,103
Power purchased	38,604	—	38,604	31,100	—	31,100
Operation and maintenance	134,885	156	135,041	125,352	497	125,849
Depreciation and amortization	93,239	—	93,239	85,493	—	85,493
Taxes other than income taxes	6,262	—	6,262	6,130	—	6,130
Allowance for equity funds used during construction	(622)	—	(622)	(1,485)	—	(1,485)
Interest expense	31,764	10,447	42,211	33,745	10,453	44,198
Other segment items (a)	472	(262)	210	(376)	(223)	(599)
Income / (loss) before income tax	86,723	(10,341)	76,382	73,109	(10,727)	62,382
Income tax expense / (benefit)	23,866	(3,498)	20,368	10,410	(2,096)	8,314
Net income / (loss)	$62,857	$(6,843)	$56,014	$62,699	$(8,631)	$54,068

Capital expenditures	$251,139	$—	$251,139	$189,282	$—	$189,282

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Utility	Other	Total	Utility	Other	Total
Revenue	$1,445,728	$—	$1,445,728	$1,254,566	$—	$1,254,566

Fuel	344,499	—	344,499	276,661	—	276,661
Power purchased	105,373	—	105,373	113,836	—	113,836
Operation and maintenance	419,583	374	419,957	349,579	730	350,309
Depreciation and amortization	271,313	—	271,313	248,846	—	248,846
Taxes other than income taxes	19,565	—	19,565	20,572	—	20,572
Allowance for equity funds used during construction	(2,023)	—	(2,023)	(3,585)	—	(3,585)
Interest expense	101,452	31,342	132,794	99,007	32,674	131,681
Other segment items (a)	1,263	(281)	982	3,592	(1,904)	1,688
Income / (loss) before income tax	184,703	(31,435)	153,268	146,058	(31,500)	114,558
Income tax expense / (benefit)	70,652	(7,709)	62,943	30,838	(6,005)	24,833
Net income / (loss)	$114,051	$(23,726)	$90,325	$115,220	$(25,495)	89,725

Capital expenditures	$547,963	$—	$547,963	$727,152	$—	$727,152

	As of September 30, 2025			As of December 31, 2024
	Utility	Other	Total	Utility	Other	Total
Total assets	$7,550,107	$17,718	$7,567,825	$7,123,241	$15,784	$7,139,025

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

AES Indiana’s revenue from contracts with customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from contracts with customers	$522,250	$441,973	$1,425,496	$1,233,907

The following table presents our revenue from contracts with customers and other revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retail Revenue
Retail revenue from contracts with customers:
Residential	$205,875	$183,757	$588,858	$523,625
Small commercial and industrial	74,727	66,786	212,196	190,531
Large commercial and industrial	192,802	170,657	513,783	464,185
Public lighting	2,644	3,009	7,935	8,032
Other (1)	3,020	3,585	8,932	8,576
Total retail revenue from contracts with customers	479,068	427,794	1,331,704	1,194,949
Alternative revenue programs	6,319	6,482	17,672	18,457
Wholesale Revenue
Wholesale revenue from contracts with customers:	41,039	10,183	86,554	29,503
Miscellaneous Revenue
Capacity revenue	355	97	1,200	97
Transmission and other revenue	1,788	3,898	6,038	9,357
Total miscellaneous revenue from contracts with customers	2,143	3,995	7,238	9,454
Other miscellaneous revenue (2)	775	717	2,560	2,203
Total Revenue	$529,344	$449,171	$1,445,728	$1,254,566

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were as follows (in thousands):

	September 30, 2025	December 31, 2024
Receivables from contracts with customers	$288,307	$298,984

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

12. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Condensed Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	September 30, 2025	December 31, 2024
Assets
Right-of-use assets — finance leases	Other non-current assets	$98,214	$86,707
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	$203	$217
Finance lease liabilities (non-current)	Long-term debt	99,985	86,869
Total finance lease liabilities		$100,188	$87,086

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	September 30, 2025	December 31, 2024
Weighted-average remaining lease term — finance leases	35 years	36 years
Weighted-average discount rate — finance leases	5.74%	5.67%

Operating cash outflows from finance leases were $4.1 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of September 30, 2025 for 2025 through 2029 and thereafter (in thousands):

Finance Leases
2025	$585
2026	5,012
2027	5,205
2028	5,498
2029	5,608
Thereafter	241,135
Total	$263,043
Less: Imputed interest	(162,855)
Present value of lease payments	$100,188

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total lease revenue	$360	$358	$1,192	$1,156

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in Property, plant and equipment, net for the periods indicated (in thousands):

Property, Plant and Equipment, Net	September 30, 2025	December 31, 2024
Gross assets	$8,612	$4,387
Less: Accumulated depreciation	(3,559)	(1,426)
Net assets	$5,053	$2,961

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future lease receipts as of September 30, 2025 for the remainder of 2025 through 2029 and thereafter (in thousands):

Operating Leases
2025	$170
2026	680
2027	683
2028	486
2029	449
Thereafter	679
Total	$3,147

13. SUBSEQUENT EVENTS

On October 2, 2025, AES Indiana, through a wholly-owned subsidiary, sold a noncontrolling interest in the Petersburg Energy Center Project to a tax equity investor. The tax equity investor made an initial contribution under the tax equity partnership agreement totaling $53.0 million.

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

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three months ended September 30, 2025 reflect higher income before income tax of $14.0 million, or 22.4%, as well as an increase in net income of $1.9 million, or 3.6%, and the results for the nine months ended September 30, 2025 reflect higher income before income tax of $38.7 million, or 33.8%, as well as an increase in net income of $0.6 million, or 0.7%, primarily due to factors including, but not limited to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
(Decrease) in retail margin, during the three months ended September 30, 2025, due to lower prices as result of the declining block rate structure. Increase in retail margin, during the nine months ended September 30, 2025, due to higher prices (primarily driven by the 2024 Base Rate Order, including the impact of certain riders now included in base rates)	$(5.9)	$50.0
Increase in ECCRA rider revenue due to recovery of certain renewable project investments	14.6	33.9
Increase in retail margin due to higher volumes (primarily driven by weather)	7.8	17.2
Decrease due to higher contracted services expenses and higher materials and supplies inventory consumption, primarily due to higher planned generation maintenance and outage costs	(1.6)	(21.5)
Decrease due to lower TDSIC rider revenue (primarily driven by certain projects now being included in base rate retail margin after the 2024 Base Rate Order)	—	(18.2)
Decrease due to higher depreciation expense from additional assets placed in service; partially offset by lower regulatory asset amortization following the 2024 Base Rate Order.	(3.2)	(9.2)
Increase / (Decrease) due to lower / (higher) expected credit losses	4.0	(8.7)
Other	(1.7)	(4.8)
Net change in income before income tax	14.0	38.7
Net change in income tax expense due to higher pre-tax income, a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Indiana resulting from the 2024 Base Rate Order, and the tax effects associated with HLBV in the current period	(12.1)	(38.1)
Net change in net income	$1.9	$0.6

See “Results of Operations” below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenue and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
$ in Thousands	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

REVENUE	$529,344	$449,171	$80,173	17.8%	$1,445,728	$1,254,566	$191,162	15.2%

OPERATING COSTS AND EXPENSES:
Fuel	138,017	96,103	41,914	43.6%	344,499	276,661	67,838	24.5%
Power purchased	38,604	31,100	7,504	24.1%	105,373	113,836	(8,463)	(7.4)%
Operation and maintenance	135,041	125,849	9,192	7.3%	419,957	350,309	69,648	19.9%
Depreciation and amortization	93,239	85,493	7,746	9.1%	271,313	248,846	22,467	9.0%
Taxes other than income taxes	6,262	6,130	132	2.2%	19,565	20,572	(1,007)	(4.9)%
Other, net	—	(115)	115	(100.0)%	(164)	1,422	(1,586)	(111.5)%
Total operating costs and expenses	411,163	344,560	66,603	19.3%	1,160,543	1,011,646	148,897	14.7%

OPERATING INCOME	118,181	104,611	13,570	13.0%	285,185	242,920	42,265	17.4%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	622	1,485	(863)	(58.1)%	2,023	3,585	(1,562)	(43.6)%
Interest expense	(42,211)	(44,198)	1,987	(4.5)%	(132,794)	(131,681)	(1,113)	0.8%
Other (expense) / income, net	(210)	484	(694)	(143.4)%	(1,146)	(266)	(880)	330.8%
Total other expense, net	(41,799)	(42,229)	430	(1.0)%	(131,917)	(128,362)	(3,555)	2.8%

INCOME BEFORE INCOME TAX	76,382	62,382	14,000	22.4%	153,268	114,558	38,710	33.8%

Income tax expense	20,368	8,314	12,054	145.0%	62,943	24,833	38,110	153.5%
NET INCOME	56,014	54,068	1,946	3.6%	90,325	89,725	600	0.7%

Net loss attributable to noncontrolling interests	(7,715)	(872)	(6,843)	784.7%	(103,296)	(24,171)	(79,125)	327.4%

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$63,729	$54,940	$8,789	16.0%	$193,621	$113,896	$79,725	70.0%

Revenue

Revenue during the three and nine months ended September 30, 2025 increased $80.2 million and $191.2 million, respectively, compared to the same periods in 2024, which resulted from the following changes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue:
Retail revenue	$485,387	$434,276	$51,111	11.8%	$1,349,376	$1,213,406	$135,970	11.2%
Wholesale revenue	41,039	10,183	30,856	303.0%	86,554	29,503	57,051	193.4%
Miscellaneous revenue	2,918	4,712	(1,794)	(38.1)%	9,798	11,657	(1,859)	(15.9)%
Total revenue	$529,344	$449,171	$80,173	17.8%	$1,445,728	$1,254,566	$191,162	15.2%

Heating degree days:
Actual	18	18	—	—%	3,185	2,674	511	19.1%
30-year average	46	49			3,244	3,250

Cooling degree days:
Actual	912	835	77	9.2%	1,279	1,300	(21)	(1.6)%
30-year average	808	808			1,163	1,160

The following table presents additional data on kWh sold:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025	2024	kWh Change	% Change	2025	2024	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,367	1,325	42	3.2%	4,031	3,865	166	4.3%
Small commercial and industrial	470	468	2	0.4%	1,373	1,363	10	0.7%
Large commercial and industrial	1,718	1,683	35	2.1%	4,654	4,594	60	1.3%
Public lighting	8	8	—	—%	26	29	(3)	(10.3)%
Sales – retail customers	3,563	3,484	79	2.3%	10,084	9,851	233	2.4%
Wholesale	573	174	399	229.3%	1,343	652	691	106.0%
Total kWh sold	4,136	3,658	478	13.1%	11,427	10,503	924	8.8%

The following graph shows the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three months ended September 30, 2025 as compared to the same period in the prior year:

The following graph shows the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the nine months ended September 30, 2025 as compared to the same period in the prior year:

During the three months ended September 30, 2025, revenue increased $80.2 million compared to the same period of the prior year, and during the nine months ended September 30, 2025, revenue increased $191.2 million compared to the same period of the prior year. These changes were primarily due to the following:

$ in millions	Three Months Ended September 30, 2025 vs. 2024	Nine Months Ended September 30, 2025 vs. 2024
Retail revenue:

Volume:
Net increase in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$11.9	$28.9
Price:
Net increase in the weighted average price of retail kWh sold primarily due to the 2024 Base Rate Order and higher rider revenues	39.6	106.1

Other:
Primarily due to (decrease) / increase in miscellaneous charges to customers (including reconnection and late fee charges)	(0.4)	1.0

Net change in retail revenue	51.1	136.0

Wholesale revenue:

Volume:
Net increase in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	23.4	31.3
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	7.5	25.8

Net change in wholesale revenue	30.9	57.1

Miscellaneous revenue	(1.8)	(1.9)

Net change in revenue	$80.2	$191.2

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three and nine months ended September 30, 2025 compared to the same periods in 2024 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating costs and expenses:
Fuel	$138,017	$96,103	$41,914	43.6%	$344,499	$276,661	$67,838	24.5%
Power purchased	38,604	31,100	7,504	24.1%	105,373	113,836	(8,463)	(7.4)%
Operation and maintenance	135,041	125,849	9,192	7.3%	419,957	350,309	69,648	19.9%
Depreciation and amortization	93,239	85,493	7,746	9.1%	271,313	248,846	22,467	9.0%
Taxes other than income taxes	6,262	6,130	132	2.2%	19,565	20,572	(1,007)	(4.9)%
Other, net	—	(115)	115	(100.0)%	(164)	1,422	(1,586)	(111.5)%
Total operating costs and expenses	$411,163	$344,560	$66,603	19.3%	$1,160,543	$1,011,646	$148,897	14.7%

Fuel

The increases in fuel costs of $41.9 million and $67.8 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods of the prior year were primarily due to the following:

$ in millions	Three Months Ended September 30, 2025 vs. 2024	Nine Months Ended September 30, 2025 vs. 2024
Volume:
Coal	$22.3	$60.2
Natural gas	(2.2)	(18.8)
Oil	(0.3)	(0.8)
Net change in volume	19.8	40.6
Price:
Coal	(13.4)	(42.0)
Natural gas	19.1	49.2
Deferred fuel	16.4	20.0
Net change in price	22.1	27.2

Net change in fuel expense	$41.9	$67.8

The increases in coal volume are mostly attributed to favorable weather conditions during 2025 that impacted our retail load requirements at our Petersburg coal-fired units, which resulted in higher consumption of coal in the current year. The changes in the price of fuel are reflective of market prices for coal and natural gas. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off-System Sales Margin rider.

Power Purchased

The increase / (decrease) in power purchased of $7.5 million and $(8.5) million during the three and nine months ended September 30, 2025, respectively, compared to the same periods of the prior year were primarily due to the following:

$ in millions	Three Months Ended September 30, 2025 vs. 2024	Nine Months Ended September 30, 2025 vs. 2024
Volume:
Net decrease in the volume of power purchased primarily due to AES Indiana's generation units running more frequently during the respective periods.	$(3.7)	$(10.5)
Price:
Market prices	2.4	1.8
Deferred power purchased	7.2	4.0
Net change in price	9.6	5.8

Other, net (mostly due to changes in capacity purchases)	1.6	(3.8)

Net change in power purchased costs	$7.5	$(8.5)

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

Operation and Maintenance

The increases in Operation and maintenance of $9.2 million and $69.6 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods of the prior year were primarily due to the following:

$ in millions	Three Months Ended September 30, 2025 vs. 2024	Nine Months Ended September 30, 2025 vs. 2024
Increase in DSM program costs (a)	$11.3	$31.0
Increase in contracted services expenses and higher materials and supplies inventory consumption, primarily due to the timing of planned generation maintenance and outage costs	1.6	21.5
(Decrease) / increase due to (lower) / higher expected credit losses	(4.0)	8.7
Other, net	0.3	8.4
Net change in operation and maintenance costs	$9.2	$69.6

(a) There is corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization

The increases in Depreciation and amortization expense of $7.7 million and $22.5 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods of the prior year were mostly attributed to the impact of additional assets placed in service, including renewable projects, partially offset by lower regulatory asset amortization following the 2024 Base Rate Order.

Other (Expense) / Income, Net

The following table illustrates our changes in Other (expense) / income, net during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other (expense) / income, net
Allowance for equity funds used during construction	$622	$1,485	$(863)	(58.1)%	$2,023	$3,585	$(1,562)	(43.6)%
Interest expense	(42,211)	(44,198)	1,987	(4.5)%	(132,794)	(131,681)	(1,113)	0.8%
Other (expense) / income, net	(210)	484	(694)	(143.4)%	(1,146)	(266)	(880)	330.8%
Total other expense, net	$(41,799)	$(42,229)	$430	(1.0)%	$(131,917)	$(128,362)	$(3,555)	2.8%

Income Tax Expense

The following table illustrates our changes in Income tax expense during the three and nine months ended September 30, 2025, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income tax expense	$20,368	$8,314	$12,054	145.0%	$62,943	$24,833	$38,110	153.5%

The increases in Income tax expense of $12.1 million and $38.1 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods of the prior year were primarily driven by (i) higher pre-tax income, (ii) a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Indiana resulting from the 2024 Base Rate Order, (iii) the tax effects associated with HLBV increases compared to the prior periods, and (iv) the reversal of certain excess deferred taxes recorded in the third quarter of 2024 which were not probable to cause a reduction in future base customer rates.

Net Loss Attributable to Noncontrolling Interests

The following table illustrates changes in Net loss attributable to noncontrolling interests during the three and nine months ended September 30, 2025, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net loss attributable to noncontrolling interests	$(7,715)	$(872)	$(6,843)	784.7%	$(103,296)	$(24,171)	$(79,125)	327.4%

The increases in Net loss attributable to noncontrolling interests of $6.8 million and $79.1 million for the three and nine months ended September 30, 2025, respectively, primarily relates to the allocation of losses to the tax equity investor of the Pike County BESS Project, as a result of the project being placed in service in March 2025; partially offset by the allocation of losses recognized upon the final stage of the Hardy Hills Solar Project being placed in service in May 2024. See Note 2, “Regulatory Matters - IRP Filings and Replacement Generation - Hardy Hills Solar Project ” to the Financial Statements included in IPALCO's 2024 Form 10-K for further discussion.

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

Operational

Trade Restrictions and Supply Chain

In April 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels from Cambodia, Malaysia, Thailand and Vietnam (“Southeast Asia”) were circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. In August 2023, Commerce rendered final affirmative findings of circumvention with respect to all four countries, which resulted in the imposition of AD and CVD duties on certain imported cells and panels from Southeast Asia. Commerce's determination and related matters remain the subject of ongoing litigation before the U.S. Court of International Trade and the U.S. Court of Appeals for the Federal Circuit.

In 2024, Commerce and the U.S. International Trade Commission initiated new AD/CVD investigations on solar cells and panels imported from Southeast Asia. On April 18, 2025, Commerce rendered final affirmative determinations and AD/CVD rates with respect to all four countries. On June 13, 2025, the U.S. International Trade Commission issued its determination that imports from Malaysia and Vietnam have injured the U.S. industry and that imports from Cambodia and Thailand threaten injury ("U.S. International Trade Commission Decision"). Commerce then issued orders on June 24, 2025, implementing the AD/CVD rates, which will be subject to annual review by Commerce. We do not expect these AD/CVD orders will have a negative impact on our business.

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

The U.S. also maintains Section 301 tariffs on certain Chinese made lithium-ion batteries and related components utilized for energy storage systems, with such tariff currently set at 7.5% and increasing to 25% effective January 1, 2026. There are also ongoing AD/CVD investigations with respect to exports by China of natural and synthetic graphite used to make lithium-ion battery anode material. Final U.S. International Trade Commission and Commerce AD/CVD determinations in these investigations are expected in the first quarter of 2026 and could result in price increases.

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

On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act ("IEEPA") with respect to U.S importation of fentanyl. President Trump imposed a 10% additional tariff on imports from China, effective February 4, 2025. Effective March 4, 2025, this tariff was increased to 20%.

On April 2, 2025, President Trump issued an Executive Order pursuant to IEEPA imposing an indefinite, baseline reciprocal 10% tariff on almost all goods imported into the U.S., effective April 5, 2025, and individualized higher IEEPA tariffs (11% to 50%) starting April 9, 2025 on goods originating from 57 countries with trade surpluses with the U.S. On April 9, 2025, the U.S. government issued a further Executive Order increasing the IEEPA reciprocal tariff on China to 125% effective April 10, 2025. Concurrently, the U.S. government announced a temporary suspension of the country-specific reciprocal tariff measures targeting most U.S. trading partners for a 90-day period, or until July 9, 2025, which was later extended until August 1, 2025. Effective May 14, 2025, the IEEPA reciprocal tariff rate applicable to China was lowered to 10%. IEEPA reciprocal tariffs, at various levels, have now gone into effect for most U.S. trading partners.

Several trading partners (including the EU, Japan, South Korea, and the UK) have reached bilateral trade agreements with the U.S. The ultimate outcome of any reciprocal or other tariffs with countries that have not yet reached such trade agreements with the U.S. is uncertain. Also, the Supreme Court will hold oral argument on November 5, 2025, on the legality of the IEEPA tariffs, following lower court decisions declaring the tariffs unlawful.

In July 2025, Commerce initiated an investigation to determine the effects on national security of imports of polysilicon and its derivatives, pursuant to Section 232 of the Trade Expansion Act of 1962 (“Section 232”). In August 2025, Commerce initiated a separate investigation under Section 232 to determine the effects on national security of imports of wind turbines and their parts and components. The outcomes of these investigations are uncertain.

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

Customer Information and Billing System Implementation

In the fourth quarter of 2023, we implemented our new customer information and billing system, SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. In connection with this implementation, a temporary pause of customer disconnections and certain collection efforts and write-off processes was instituted. Beginning in 2024 and continuing into 2025, the current period provision and allowance for credit losses has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023. This has resulted in higher past due customer receivables. AES Indiana reinstituted the customer disconnections process and write-off process in March 2025, and third-party collection efforts were reinstituted in the third quarter of 2025.

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

The 2025 Act amends the phase out of wind and solar ITC and PTC tax credits. Wind and solar renewables projects that begin construction within 12 months of the enactment of the 2025 Act remain eligible for 100% of the credit without the 2027 placed-in-service deadline, provided that, under current Treasury guidance, the projects are placed in service no more than four calendar years after the calendar year when construction began. Renewables projects that begin construction after 12 months of the enactment must be placed in service no later than 2027. Renewables projects that began construction by the end of 2024 are not impacted by the 2025 Act. The 2025 Act does not impose tighter timelines for energy storage projects to qualify for the ITC and PTC, and it allows energy storage projects to receive the full ITC or PTC credit if they begin construction by 2033.

The 2025 Act also imposes a restriction precluding credits for renewables projects, including storage, claiming the ITC or PTC credit that start construction after December 31, 2025 and receive material assistance from a prohibited foreign entity, effectively limiting the percentage of total project costs that may be derived from products that are mined, produced or manufactured in China, with varying permissible percentages depending on the calendar year and applicable renewable technology for the project. This restriction also precludes credit eligibility for projects that start construction after December 31, 2024 that are classified as a prohibited foreign entity, including projects over which a specified foreign entity is deemed to exercise formal or effective control.

Further, President Trump issued an Executive Order on July 7, 2025 that directed the Secretary of the Treasury to take action to enforce the provisions of the 2025 Act related to issuing updated guidance defining the start of construction for claiming the ITC and PTC and implementing the Foreign Entity of Concern (FEOC) Restrictions (the "Treasury Action"). The Executive Order also directed the Secretary of the Interior to take action to review its regulations, guidance, policies, and practices for any preferential treatment of wind and solar projects and eliminate those preferences within 45 days (the "Interior Action").

On August 15, 2025, the Department of Treasury issued updated guidance defining the start of construction for purposes of claiming the ITC and PTC. We do not expect the modifications to the start of construction guidance to materially impact our projects. The Department of Treasury did not issue guidance implementing the FEOC restrictions, however, guidance is expected to be released within the coming months, which may be material.

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

Interest Rates

In the U.S. there has been a rise in interest rates since 2021, and interest rates are expected to remain volatile in the near term. Although all of our existing IPALCO and AES Indiana long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under our AES Indiana Credit Agreement. For future IPALCO debt financings, IPALCO, at times, manages a hedging program and evaluates pre-issuance hedges to reduce uncertainty and exposure to future interest rates.

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

Regulatory

Regulatory Rate Review

On June 3, 2025, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. On October 15, 2025, AES Indiana filed a partial settlement agreement with most parties as part of its ongoing regulatory rate review with the IURC. AES Indiana expects to receive an order from the IURC during the second quarter of 2026. Please see Note 2, "Regulatory Matters - Regulatory Rate Review" to the Financial Statements included in this Form 10-Q for further discussion.

2025 IRP

In January 2025, AES Indiana initiated its 2025 IRP process with external stakeholders. Public advisory meetings for the 2025 IRP took place in January, July, September and October of 2025. On October 31, 2025, AES Indiana filed its 2025 IRP with the IURC, which describes AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana's reasonable least cost option and provides a reliable and flexible generation mix for customers. Please see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - 2025 IRP" to the Financial Statements included in this Form 10-Q for further discussion.

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

On July 22, 2025, EPA published both a direct final rule and a proposed rule that, if finalized, would extend certain deadlines for coal combustion residual management units associated with its May 8, 2024 revisions to the CCR Rule. On September 4, 2025, EPA withdrew the direct final rule due to receipt of adverse comment. It is too early to determine any potential impact from the July 22, 2025 proposed revisions to the CCR Rule. The CCR Rule, current or future amendments to, or EPA interpretations of, the CCR Rule, Indiana CCR regulations, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting expenditures; however, there is no guarantee we would be successful in this regard. See Note 3, "Property, Plant and Equipment", Note 4, "ARO" and Note 11, "Commitments and Contingencies - Contingencies - Legal Matters - Coal Ash Insurance Litigation" to the Financial Statements of IPALCO’s 2024 Form 10-K for further discussion.

Regional Haze Rule

EPA’s 1999 Regional Haze Rule established timelines for states to improve visibility in national parks and wilderness areas throughout the U.S. by establishing reasonable progress goals toward meeting a national goal of natural visibility conditions in Class I areas by the year 2064 through submittal of a series of state implementation plans (SIPs). Indiana’s SIP for the first planning period (through 2018) did not require any additional controls to be installed or operated on AES Indiana generating facilities. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions. On December 29, 2021, IDEM submitted Indiana's Regional Haze SIP for the Second Implementation Period to EPA for review and approval. The SIP does not include additional requirements for AES Indiana EGUs or for other EGUs in Indiana. On June 18, 2025, EPA proposed to approve the Indiana SIP. On September 29, 2025, EPA issued a pre-publication version of an advanced notice of proposed rulemaking requesting public input on potential future changes to the Regional Haze Rule. It is too early to predict the possible outcome or potential impacts of this matter at this time. We would seek recovery of capital expenditures; however, there is no guarantee we would be successful.

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

On June 17, 2025, EPA published a proposed rule to repeal the May 9, 2024 final rules for new and existing EGUs in addition to 2015 greenhouse gas new source performance standards for certain new EGUs. In this proposed rule, the EPA also offered an alternative proposal to repeal a narrower set of greenhouse gas requirements which would include the repeal of requirements for existing EGUs and requirements based on carbon capture and sequestration for new EGUs. On August 1, 2025, EPA published a proposed rule to rescind the 2009 greenhouse gas endangerment finding which concluded that greenhouse gases endanger public health and welfare. On September 16, 2025, EPA published a proposed rule to remove certain greenhouse gas emissions reporting obligations from source categories, including electricity generation and electrical transmission and distribution equipment use.

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

CWA - Environmental Wastewater Requirements and Regulation of Water Discharge

In November 2015, the EPA published its final Steam Electric Power Generating Effluent Limitation Guidelines (ELG) rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology applications. In 2020, EPA issued a final rule, known as the 2020 Reconsideration Rule, revising certain aspects of the 2015 ELG rule. Wastewater treatment technologies already installed and operated at Petersburg met the requirements of these rules. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on March 29, 2023, EPA published a proposed rule revising the 2020 Reconsideration Rule. On May 9, 2024, EPA published revisions to the ELG rule which became effective on July 8, 2024, establishing more stringent best available technology limits for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate and establishing a new set of definitions and new limits for combustion residual leachate and legacy wastewater. The May 2024 rule is subject to legal challenges and on October 10, 2024, the Eighth Circuit Court denied stay applications. On October 2, 2025, EPA published a proposed rule that, if finalized, would extend certain ELG deadlines and allow facilities to choose between compliance alternatives. On the same date, EPA also published a direct final rule to extend the deadline for power plants to file a notice of planned participation for the permanent cessation of coal from December 31, 2025, to December 31, 2031 pending any significant adverse comments. It is too early to determine whether any outcome of the proposed revisions to the ELG rule, litigation or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

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

Due to ongoing litigation, the definition of WOTUS (as amended on September 8, 2023) is not operative in certain jurisdictions. In the jurisdictions involved in the litigation, including Indiana, the amended 2023 Rule is subject to a preliminary injunction, and the Agencies interpret WOTUS consistent with the pre-2015 regulatory regime and the Supreme Court’s decision in Sackett. In the remaining states the Agencies implement the definition in the January 2023 Rule, as amended in September 2023.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of September 30, 2025, we had unrestricted cash and cash equivalents of $72.2 million and available borrowing capacity of $475 million under our unsecured revolving AES Indiana Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 29, 2026. In February 2024, AES Indiana received an order from the IURC granting authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $0 million remains available under the order as of September 30, 2025. This order also grants authority to have up to $750 million of amounts outstanding under long-term credit agreements and liquidity facilities, of which $725 million remains available under the order as of September 30, 2025. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of September 30, 2025. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash provided by operating activities	$646,142	$191,244	$454,898
Net cash used in investing activities	(650,383)	(804,764)	154,381
Net cash provided by financing activities	49,774	633,249	(583,475)
Net change in cash, cash equivalents and restricted cash	45,533	19,729	25,804
Cash, cash equivalents and restricted cash at beginning of period	26,652	28,584	(1,932)
Cash, cash equivalents and restricted cash at end of period	$72,185	$48,313	$23,872

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change
Net income	$90,325	$89,725	$600
Depreciation and amortization	271,313	248,846	22,467
Deferred income taxes and investment tax credit adjustments - net	51,847	8,072	43,775
Tax credit transfer proceeds allocated to noncontrolling interest	133,010	—	133,010
Other adjustments to net income	780	572	208
Net income, adjusted for non-cash items	547,275	347,215	200,060
Net change in operating assets and liabilities(1)	98,867	(155,971)	254,838
Net cash provided by operating activities	$646,142	$191,244	$454,898

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was driven by changes in the following (in thousands):

Increase from current and non-current regulatory assets and liabilities primarily due to higher collections of regulatory assets in the current year and the settlement of pre-existing purchase power agreements in the prior year	$151,482
Increase from accounts payable driven by the accrual of invoices and timing of payments	89,822
Increase from lower net accounts receivable driven by the timing of collections, and billing delays and a temporary pause of customer disconnections and certain collection efforts and write-off processes primarily in the prior year period following AES Indiana's customer billing system upgrade in the fourth quarter of 2023	81,287
Decrease from other tax payable driven by higher tax payments during the current year	(27,482)
Decrease from other long term liabilities driven by higher ARO settlements during the current year	(23,512)
Decrease from prepaid expenses and other current assets primarily due to the prepayment of various insurance policies during the current year	(11,358)
Other	(5,401)
Net change in operating assets and liabilities	$254,838

Investing Activities

Net cash used in investing activities decreased $154.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was primarily driven by (in thousands):

Lower cash outflows for capital expenditures related with renewable energy projects and growth related capital expenditures primarily from TDSIC investments	$179,189
Larger payment for acquisitions made in 2025	(29,272)
Other	4,464
Net change in investing activities	$154,381

Financing Activities

Net cash provided by financing activities decreased $583.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was primarily driven by (in thousands):

Decrease due to greater repayment of short-term borrowings	$(400,000)
Decrease due to net long-term debt issuances at IPALCO and AES Indiana in 2024	(335,000)
Decrease due to higher distributions to noncontrolling interests	(137,761)
Decrease due to higher distributions to shareholders	(88,898)
Increase due to equity contributions from shareholders	260,000
Increase due to higher sales to noncontrolling interests	103,007
Decrease due to net revolver repayments on AES Indiana's revolving credit facility	30,000
Other	(14,823)
Net change in financing activities	$(583,475)

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

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at September 30, 2025
AES Indiana	Revolving	March 2030	$500.0	$475.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2025 through 2027 (including amounts already expended in the first nine months of 2025) is currently estimated to cost approximately $2.8 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

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

(3) Includes spending under AES Indiana’s TDSIC plan approved by the IURC on March 4, 2020 for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Total TDSIC costs expended from project inception through September 30, 2025 were $1,034.5 million.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first nine months of 2025 and 2024, IPALCO paid $199.0 million and $110.1 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory and legal considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, “Overview and Summary of Significant Accounting Policies” of this report and in IPALCO’s 2024 Form 10-K. The Company’s other critical accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2024 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in IPALCO’s 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2025, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

4.1
Seventy-Third Supplemental Indenture between AES Indiana and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated August 1, 2025, relating to the 5.050% First Mortgage Bonds due 2035 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's August 13, 2025 Form 8-K)

10.1	Stipulation and Settlement Agreement dated October 15, 2025 (Incorporated by Reference to Exhibit No. 10.1 to IPALCO's October 15, 2025 Form 8-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

Date:	November 4, 2025	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer and Acting Principal Accounting Officer