Form 10-K
period 2025-12-31
IPALCO ENTERPRISES, INC.
filed 2026-03-02
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

At March 2, 2026, 108,907,318 shares of IPALCO Enterprises, Inc. common stock, no par value, were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its annual meeting of stockholders are incorporated by reference in Part III hereof.

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-K:

2018 Base Rate Order	The order issued in October 2018 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $43.9 million annually
2024 Base Rate Order	The order issued in April 2024 by the IURC authorizing AES Indiana to, among other things, increase its basic rates and charges by $71 million annually
2024 IPALCO Notes	$405 million of 3.70% IPALCO Enterprises, Inc. Senior Secured Notes due September 1, 2024
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
2034 IPALCO Notes	$400 million of 5.75% IPALCO Enterprises, Inc. Senior Secured Notes due April 1, 2034
$300 million Term Loan Agreement	$300 million AES Indiana Term Loan Agreement, dated as of November 21, 2023
$400 million Term Loan Agreement	$400 million AES Indiana Term Loan Agreement, dated as of August 14, 2024
ACE	Affordable Clean Energy
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES Indiana Credit Agreement	$500 million AES Indiana Amended and Restated Credit Agreement, dated as of March 25, 2025
AES U.S. Investments	AES U.S. Investments, Inc.
AFUDC	Allowance for Funds Used During Construction
AGIC	AES Global Insurance Company, LLC
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic beginning in 2020.
CPCN	Certificate of Public Convenience and Necessity
CSAPR	Cross-State Air Pollution Rule
Cumulative Deficiencies	Cumulative Net Operating Income Deficiencies. The Cumulative Deficiencies calculation provides that only five years' worth of historical earnings deficiencies or surpluses are included, unless it has been greater than five years since the most recent rate case.
CWA	U.S. Clean Water Act
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Defined Benefit Pension Plan	Employees’ Retirement Plan of AES Indiana
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EGUs	Electrical Generating Units
ELG	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
EPAct	Energy Policy Act of 2005
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
Financial Statements	Audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in Part II of this Form 10-K

FIP	Federal Implementation Plan
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HLBV	Hypothetical Liquidation Book Value
IBEW	International Brotherhood of Electrical Workers
IDEM	Indiana Department of Environmental Management
IOSHA	Indiana Occupational Safety and Health Administration
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRA	U.S. Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
Mid-America	Mid-America Capital Resources, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
NSR	New Source Review
OUCC	Indiana Office of Utility Consumer Counselor
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PTC	Production Tax Credit
PM2.5	Fine particulate matter or particulate matter with an aerodynamic diameter less than or equal to a nominal 2.5 micrometers
RF	ReliabilityFirst
RFP	Request for Proposal
RSP	AES Retirement Savings Plan
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Service Company	AES US Services, LLC
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
Supplemental Retirement Plan	Supplemental Retirement Plan of AES Indiana
TCJA	Tax Cuts and Jobs Act
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
Third Amended and Restated Articles of Incorporation	Third Amended and Restated Articles of Incorporation of IPALCO Enterprises, Inc.
Thrift Plan	Employees’ Thrift Plan of AES Indiana
U.S.	United States of America
VEBA	Voluntary Employees' Beneficiary Association

VIE	Variable Interest Entity
WOTUS	Waters of the U.S.

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
▪commodity and other input costs;
▪performance of our contracts by our contract counterparties, including suppliers or customers;
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
▪our ability to maintain adequate insurance;
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
▪the availability of regulatory incentives that support renewable energy projects, including tax incentives;
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
▪the use of derivative contracts;
▪our ability to maintain effective control over financial reporting;
▪product development, technology changes, and changes in prices of products and technologies;
▪cyber-attacks, information security breaches or information system failures;
▪data privacy;
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See "Item 1A - Risk Factors" to Part I in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section in this Annual Report on Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

AES INDIANA

IPALCO owns all of the outstanding common stock of AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 533,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers. AES Indiana's service area covers about 528 square miles with an estimated population of approximately 982,000. AES Indiana’s generation, transmission and distribution facilities, and changes to our sources of electric generation, are further described below under “Properties.” There have been no significant changes in the services rendered by AES Indiana during 2025.

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

HUMAN CAPITAL MANAGEMENT

AES Indiana's employees are essential to delivering and maintaining reliable service to our customers. As of December 31, 2025, AES Indiana had 1,138 employees, of whom 1,098 were full time. Of the total employees, 769 were represented by the IBEW in two bargaining units: a physical unit and a clerical-technical unit. In January 2025, the IBEW physical unit ratified a three-year agreement with AES Indiana that expires on December 5, 2027. In February 2023, the membership of the IBEW clerical-technical unit ratified a three-year labor agreement with AES Indiana that was set to expire on February 12, 2026 but was extended by mutual agreement to March 8, 2026. Both collective bargaining agreements continue in full force and effect from year-to-year unless either party provides prior written notice at least sixty (60) days prior to the expiration, or anniversary thereof, of its desire to amend or terminate the agreement. As of December 31, 2025, neither IPALCO nor any of its majority-owned subsidiaries, other than AES Indiana, had any employees.

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

We support employee development offering a wide variety of self guided virtual learning opportunities as well as rotational programs and in person trainings for individual contributors and people leaders designed to close skill gaps identified in our Talent Dialogues. We leverage analytics from Workday and assessment tools to inform succession planning and leadership readiness. We also offer financial support for employees pursuing education to enhance job-related skills and career potential.

Our human resource talent practices are designed to align with strategic priorities and empower our people to lead the energy transition. We believe that our individual differences and collaboration make us stronger. Governance and standards are guided by the AES Chief Human Resources Officer, with input from members of AES' Global Leadership Team.

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

SERVICE COMPANY

The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of certain AES U.S. companies, including, among other companies, IPALCO and AES Indiana. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Indiana, are not subsidizing costs incurred for the benefit of other businesses. Please see Note 12, “Related Party Transactions – Service Company” to the Financial Statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for additional details.

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

AES Indiana owns and operates four generating stations, all within the state of Indiana. The first station, Petersburg, consists of two coal-fired units; however, AES Indiana is in the process of converting these remaining two coal-fired units to natural gas in 2026 (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. AES Indiana's net electric generation design capacity at these generating stations for winter is 3,070 MW and net summer capacity is 2,925 MW. Our highest summer peak level of 3,139 MW was recorded in August 2007 and the highest winter peak level of 2,971 MW was recorded in January 2009.

AES Indiana also owns four renewable energy facilities currently in operations, all within the state of Indiana. The first renewable facility is a 195 MW solar project (“Hardy Hills Solar”). The second is a 106 MW wind facility (“Hoosier Wind”). The third is a 200 MW (800 MWh) battery energy storage system facility (“Pike County BESS”). The fourth is a 250 MW solar and 45 MW (180 MWh) energy storage facility (“Petersburg Energy Center"). See Note 2, "Regulatory Matters" of this Annual Report on Form 10-K for further information regarding these renewable facilities.

On May 16, 2025, AES Indiana completed the acquisition of Crossvine Solar 1, LLC (“Crossvine”), including the development of 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be placed in service in mid-2027.

Our sources of electric generation and energy storage are as follows:

AES Indiana Generating Stations:

			Winter Capacity		Summer Capacity
Fuel	Name	Number of Units	Gross (MW)	Net (MW)	Gross (MW)	Net (MW)	Location
Gas	Harding Street	6	1,053	1,026	990	963	Marion County, Indiana
	Eagle Valley	1	735	719	705	689	Morgan County, Indiana
	Georgetown	2	200	200	158	158	Marion County, Indiana
	Total	9	1,988	1,945	1,853	1,810
Coal	Petersburg(1)	2	1,152	1,064	1,152	1,064	Pike County, Indiana
	Total	2	1,152	1,064	1,152	1,064
Oil	Petersburg	3	8	8	8	8	Pike County, Indiana
	Harding Street	3	53	53	43	43	Marion County, Indiana
	Total	6	61	61	51	51
Total		17	3,201	3,070	3,056	2,925

AES Indiana Renewable Energy Facilities (2):
Fuel	Name	Gross Capacity (MW)	Location
Solar	Hardy Hills Solar	195	Clinton County, Indiana
	Petersburg Energy Center	250	Pike County, Indiana
Wind	Hoosier Wind	106	Benton County, Indiana
Energy Storage	Pike County BESS	200	Pike County, Indiana
	Petersburg Energy Center	45	Pike County, Indiana
Total		796

(1) AES Indiana is in the process of converting the remaining two coal units at Petersburg to natural gas in 2026 (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K).
(2) See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of this Annual Report on Form 10-K for further discussion of our renewable projects that have been placed into service.

Net electrical generation during 2025 at our Eagle Valley, Petersburg, Harding Street and Georgetown plants accounted for approximately 37%, 35%, 22% and 2%, respectively, of our total net generation. Our renewable energy projects accounted for the remaining 4% of total net generation. Even though the capacity of our Harding Street plant far exceeds that of the Eagle Valley CCGT plant, we expect the generation at Eagle Valley to continue to far exceed that of Harding Street due to the relatively lower cost to produce electricity at Eagle Valley.

The following table summarizes our renewable projects under construction (see further discussion in Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K):

Type	Project Name	Solar Capacity (MW)	Storage Capacity (MW)	Date filed with IURC	Date of IURC approval	Estimated Completion	Location
Solar and Energy Storage	Crossvine	85	85	8/1/2024	5/16/2025	Mid-2027	Dubois County, Indiana

Our electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, CenterPoint Indiana (formerly Vectren Corporation), Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Indiana, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. Our transmission system includes 458 circuit miles of 345,000 volt lines and 408 circuit miles of 138,000 volt lines. The distribution system consists of 5,475 circuit miles of underground primary and secondary cables and 6,072 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 794 circuit miles of underground cable. Also included in the system are 128 substations. Depending on the voltage levels at the substation, some substations may be considered both a bulk power substation and a distribution substation. There are 77 bulk power substations and 108 distribution substations; 47 substations are considered both bulk power and distribution substations.

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

SEASONALITY

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenue and associated operating expenses are not generated evenly by month during the year. AES Indiana’s business is not dependent on any single customer or group of customers. Additionally, retail kWh sales, after adjustments for weather variations, are impacted by changes in service territory economic activity and the number of retail customers we have, as well as DSM energy efficiency programs implemented by AES Indiana. Please see Note 2, “Regulatory Matters – DSM” to the Financial Statements of this Annual Report on Form 10-K for more details. AES Indiana’s electricity sales for 2021 through 2025 are set forth in the table of statistical information included at the end of this section.

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

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, thereby causing power outages, which reduce revenue and increase repair costs. Partially mitigating this impact is AES Indiana’s ability to timely recover certain operation and maintenance repair costs related to severe storms. In our 2024 Base Rate Order, we received approval for a storm damage restoration reserve account that allows us to defer major storm costs over a benchmark that meet certain criteria considered to be severe, for recovery in a future basic rate proceeding. Because AES Indiana's basic rates and charges include an annual amount for recovery for such severe storm costs, if actual severe storm costs are below that level, AES Indiana will record a regulatory liability for the shortfall to be passed to customers in a future basic rate proceeding. Conversely, if AES Indiana's major storm costs are above the level in basic rates, AES Indiana will defer the excess for future recovery.

MISO OPERATIONS

AES Indiana is one of many transmission system owner members in MISO. MISO is an RTO which maintains functional control over the combined transmission systems of its members and manages one of the largest energy and ancillary services markets in the U.S. MISO policies are developed, in part, through a stakeholder process in which we are an active participant. We focus our participation in this process primarily on items that could impact our customers, shared cost of transmission expansion, resource adequacy, results of operations, financial condition and cash flows. Additionally, we participate in the process to impact MISO and FERC policy by filing comments with MISO, the FERC, or the IURC.

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
•a rider to reflect changes in net capacity sales and expenses above and below an established annual expense benchmark of $19.0 million (revenue benchmark of $11.3 million until May 8, 2024), referred to as the Capacity Adjustment;
•a rider for passing through to customers wholesale sales margins above and below an established annual margin benchmark of $28.6 million ($16.3 million until May 8, 2024), referred to as the Off-System Sales Margin Adjustment;
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

Where no material accrued liability has been recognized, it is reasonably possible that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of December 31, 2025.

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

On May 7, 2024, EPA published a final rule to revise MATS for coal and oil-fired EGUs which lowers certain emissions limits and revises certain other aspects of MATS. The requirements of MATS would not apply to AES Indiana upon conversion of the remaining two coal-fired units at Petersburg to natural gas. The May 2024 rule to revise MATS is subject to legal challenges. On June 17, 2025, EPA published a proposed rule to repeal the majority of the May 7, 2024 final rule revising MATS. On February 20, 2026, EPA released a pre-publication version of a final rule repealing the majority of the May 7, 2024 MATS revision rule. We are still reviewing the final rule and it is too early to determine potential impacts.

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

The EPA's final CCR rule became effective in October 2015 (the "CCR Rule"). Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIIN Act") includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana establishes a final state-level CCR permit program, AES Indiana could eventually be required to apply for a federal CCR permit from the EPA. Following prior rulemaking development and comment periods, on December 18, 2025, the Indiana Environmental Rules Board adopted a final CCR rule that includes regulation of CCR through a state permitting program. The rule and permitting program would become effective upon approval by EPA.

The EPA has indicated that they will implement a phased approach to amending the CCR Rule, which is ongoing. On May 8, 2024, EPA published final revisions to the CCR Rule which expand the scope of CCR units regulated by the CCR Rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. The May 8, 2024 revisions to the CCR Rule are currently subject to legal challenges. On February 10, 2026, EPA published a final rule extending certain deadlines for CCR management units associated with its May 8, 2024 revisions to the CCR Rule.

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

Regional Haze Rule

EPA’s 1999 Regional Haze Rule established timelines for states to improve visibility in national parks and wilderness areas throughout the U.S. by establishing reasonable progress goals toward meeting a national goal of natural visibility conditions in Class I areas by the year 2064 through submittal of a series of state implementation plans (SIPs). Indiana’s SIP for the first planning period (through 2018) did not require any additional controls to be installed or operated on AES Indiana generating facilities. For all future SIP planning periods, states must evaluate whether additional emissions reduction measures may be needed to continue making reasonable progress toward natural visibility conditions. On December 29, 2021, IDEM submitted Indiana's Regional Haze SIP for the Second Implementation Period to EPA for review and approval. The SIP does not include additional requirements for AES

Indiana EGUs or for other EGUs in Indiana. On June 18, 2025, EPA proposed to approve the Indiana SIP. On January 26, 2026, EPA finalized its approval of the Indiana SIP. On October 2, 2025, EPA published an advanced notice of proposed rulemaking requesting public input on potential future changes to the Regional Haze Rule. On January 6, 2026, EPA published a final rule extending the deadline for states to submit implementation plans for the third planning period from July 31, 2028 to July 31, 2031. It is too early to predict the possible outcome or potential impacts of this matter at this time. We would seek recovery of capital expenditures; however, there is no guarantee we would be successful.

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

Following prior rulemakings and litigation related to regulations for GHG emissions from EGUs, on May 9, 2024, EPA published a final rule regulating GHGs from existing EGUs pursuant to Section 111(d) of the Clean Air Act and effective on July 8, 2024. Existing EGUs are those that were constructed prior to January 8, 2014. Depending on various EGU-specific factors, the bases of emissions guidelines for natural gas-fired units include the use of uniform fuels and routine methods of operation and maintenance and the bases of emissions guidelines for coal-fired units include 40% natural gas co-firing or carbon capture and sequestration with 90% capture of CO2 depending on the date that coal operations cease. Specific standards for performance for EGUs will be established through a State Plan (or a Federal Plan if the state of Indiana were to not submit an approvable plan). The May 2024 rule is subject to legal challenges.

On June 17, 2025, EPA published a proposed rule to repeal the May 9, 2024 final rules for new and existing EGUs in addition to 2015 greenhouse gas new source performance standards for certain new EGUs. In this proposed rule, the EPA also offered an alternative proposal to repeal a narrower set of greenhouse gas requirements which would include the repeal of requirements for existing EGUs and requirements based on carbon capture and sequestration for new EGUs. On August 1, 2025, EPA published a proposed rule to rescind the 2009 greenhouse gas endangerment finding which concluded that greenhouse gases endanger public health and welfare. On February 18, 2026, EPA published a final rule to rescind the 2009 greenhouse gas endangerment finding. On September 16, 2025, EPA published a proposed rule to remove certain greenhouse gas emissions reporting obligations from source categories, including electricity generation and electrical transmission and distribution equipment use.

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

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”), which agreement was signed and officially entered into on April 22, 2016. The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. Following prior withdrawal and rejoining, on January 20, 2025, President Trump issued an Executive Order titled “Putting America First in International Environmental Agreements” directing the U.S. Ambassador to the United Nations to formally withdraw from the Paris Agreement. The international community has gathered and continues to gather annually for the Conference to the Parties on the United Nations Framework Convention on Climate Change (UNFCCC).

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

New Source Performance Standards for Stationary Combustion Turbines

On December 13, 2024, EPA published a proposed rule that would revise the NSPS regulating NOx and SO2 from certain new, modified, and reconstructed stationary combustion turbines (CTs). On January 15, 2026, EPA issued a final rule establishing more stringent NOx emissions standards for certain CTs while retaining the existing SO2 standards. The final rule establishes NOx emissions limits based on selective catalytic reduction (SCR) for new, large, high utilization combustion turbines. NOx emissions limits for other new, modified, and reconstructed CTs are based on combustion controls without SCR. The revised standards apply to affected sources that begin construction, modification, or reconstruction after December 13, 2024. We cannot predict the possible outcome or potential impacts of this matter at this time. We would seek recovery of capital expenditures; however, there is no guarantee we would be successful.

Unit Retirements and Replacement Generation

AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas. Additionally, AES Indiana plans to add up to 1,300 MW of wind, solar, and battery energy storage by 2027. In January 2025, AES Indiana initiated its 2025 IRP process with external stakeholders. In October 2025, AES Indiana filed its 2025 IRP with the IURC. For further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of this Annual Report on Form 10-K.

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

In March 2018, the state of New York submitted a petition to the EPA pursuant to Section 126 of the CAA requesting new limitations on NOx emissions from dozens of upwind generating stations, including AES Indiana's Petersburg, Harding Street, and Eagle Valley stations on the basis that they are contributing significantly to New York’s ability to meet the 2008 ozone NAAQS. On July 14, 2020, the D.C. Circuit vacated and remanded EPA’s denial of the petition. EPA must now issue a new decision based on the Court’s decision. If the Section 126 petition is ultimately granted, our units could be subject to additional requirements, which could be material. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful.

Fine Particulate Matter.  In 2013, the EPA published the 2012 annual PM2.5 standard of 12 micrograms per cubic meter of air and the 24-hour PM2.5 standard of 35 micrograms per cubic meter of air. In 2015, the EPA published its final attainment designations for the 2012 PM2.5 standard. In addition to the PM2.5 standard, there is also a 24-hour PM10 standard of 150 micrograms per cubic meter of air. No AES Indiana operations are currently located in areas designated as nonattainment. On March 6, 2024, EPA published a final rule lowering the primary annual PM2.5 NAAQS from 12 micrograms per cubic meter to 9 micrograms per cubic meter. The PM2.5 NAAQS final rule is subject to legal challenges and on November 24, 2025, EPA filed a motion requesting that the D.C. Circuit vacate the 2024 rule that lowered the primary annual PM2.5 NAAQS.

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

CWA - Environmental Wastewater Requirements and Regulation of Water Discharge

In November 2015, the EPA published its final Steam Electric Power Generating Effluent Limitation Guidelines (ELG) rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology applications. In 2020, EPA issued a final rule, known as the 2020 Reconsideration Rule, revising certain aspects of the 2015 ELG rule. Wastewater treatment technologies already installed and operated at Petersburg met the requirements of these rules. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on May 9, 2024, EPA published revisions to the ELG rule establishing more stringent best available technology limits for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate and establishing a new set of definitions and new limits for combustion residual leachate and legacy wastewater. The May 2024 rule is subject to legal challenges. On December 31, 2025, EPA published a final rule that extended ELG deadlines for bottom ash transport water, FGD wastewater, and combustion residual leachate, allowed facilities to choose between compliance alternatives, and extended the deadline for power plants to file a notice of planned participation for the permanent cessation of coal from December 31, 2025, to December 31, 2031. The rule is subject to legal challenges. It is too early to determine whether any outcome of the proposed revisions to the ELG rule, litigation or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a CWA permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source such as groundwater. The Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. A number of legal cases relevant to determination of "functional equivalent" are ongoing in various jurisdictions. On November 27, 2023, EPA issued a draft guidance addressing how the Supreme Court decision would be applied to the NPDES permit program as it relates to functional equivalent discharge. However, in February 2025, EPA pulled back the guidance before it cleared the Office of Management and Budget. It is too early to determine whether the U.S. Supreme Court decision, implementation thereof, or the result of litigation related to "functional equivalent" determination may have a material impact on our business, financial condition or results of operations.

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

On September 8, 2023, the Agencies published the “Revised Definition of ‘Waters of the United States’” rule intended to conform the definition of WOTUS and key aspects of the regulatory text to the Decision. Due to ongoing litigation, the definition of WOTUS (as amended on September 8, 2023) is not operative in certain jurisdictions. In the jurisdictions involved in the litigation, including Indiana, the amended 2023 Rule is subject to a preliminary injunction, and the Agencies interpret WOTUS consistent with the pre-2015 regulatory regime and the Supreme Court’s decision in Sackett. In the remaining states the Agencies implement the definition in the January 2023 Rule, as amended in September 2023.

On March 12, 2025, the Agencies issued a joint guidance memorandum for implementing the “continuous surface connection” consistent with the Decision and related issues. On March 24, 2025, the Agencies published notice outlining a process to gather recommendations for implementation of WOTUS. On November 20, 2025, the Agencies proposed revisions to align the definition of WOTUS with the Decision to clarify federal jurisdiction under CWA.

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

In 2017, IDEM issued to Eagle Valley an NPDES permit regulating water discharges associated with operation of its CCGT. As part of the normal course of business, AES Indiana submitted a timely application for renewal for the Eagle Valley NPDES permit, and on March 31, 2023, IDEM issued the renewed NPDES permit. On April 17, 2023, a third party filed an appeal of Eagle Valley’s renewed NPDES permit. On February 18, 2025, the Indiana Office of Administrative Law Proceedings (OALP) issued a final order which determined that the third-party appellant failed to prove it has associational standing to challenge the NPDES permit and that the third-party appellant failed to prove any of the alleged deficiencies in its petition for review as a matter of law. On March 20, 2025, the third-party appellant filed a Petition for Judicial Review with the Morgan County Circuit Court (Indiana Trial court), asking the court to set aside OALP's final order. AES Indiana contends that the renewed permit was validly issued, and the permit remains in effect. AES Indiana is unable to predict the outcome of the appeal, but depending on the results, it could have an adverse effect on the Company.

In 2017, IDEM also issued to Harding Street and Petersburg NPDES permits regulating water discharges associated with operation of their power plant operations. As part of the normal course of business, AES Indiana submitted timely applications for renewal for both Harding Street and Petersburg NPDES permits in March 2022. On May 7, 2025, IDEM issued the final Petersburg NPDES permit renewal. No parties appealed the permit. On November 29, 2023, IDEM issued the final NPDES permit renewal for Harding Street with an effective date of January 1, 2024. Among other new requirements, the permit includes new thermal limitations, that could result in the need for AES Indiana to take additional actions to ensure compliance with the final permit. On December 14, 2023, AES Indiana filed a petition for appeal of certain new requirements, including the new thermal limitations, in the final Harding Street NPDES permit. A stay of the appealed requirements was initially granted on January 4, 2024, and is in effect until March 6, 2026 (as extended from November 6, 2025), which could be further extended. IDEM issued for public notice a draft NPDES permit modification on December 8, 2025, to address and resolve the appealed issues. The comment period ended on January 8, 2026.

Final or future permits could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

ENERGY SUPPLY

Total electricity sold in 2025 came from the following sources: 56.7% from AES Indiana-owned natural gas-fired units, 32.8% from AES Indiana-owned coal-fired steam generation, 6.5% from power purchased in the wholesale power market and under power purchase agreements (primarily wind and solar), and 4.0% from AES Indiana-owned renewables.

Natural gas accounted for approximately 61% of the total kWh we generated in 2025, as compared to 74% in 2024 and 64% in 2023. Natural gas is used in our steam boiler units at Harding Street Station, our CCGT at Eagle Valley and combustion turbines at Georgetown. AES Indiana sources natural gas from the wholesale market delivered to our plants by interstate pipeline and local distribution companies. AES Indiana holds firm pipeline transportation commitments on Texas Gas Transmission, Rockies Express Pipeline, LLC, Trunkline Gas Company, LLC, Panhandle Eastern Pipeline Company, and has firm redelivery contracts with the local distribution companies that serve AES Indiana plants. AES Indiana has established physical natural gas hedges for firm supply over a two year period in accordance with a hedge program approved by the IURC. Hedge percentages vary by season with winter the highest percentage of coverage. We have natural gas inventory related to a storage agreement with Citizens Energy Group which provides natural gas supply to Harding Street Station.

Coal and fuel oil provided approximately 35% of the total kWh we generated in 2025 compared to approximately 23% and 36% in 2024 and 2023, respectively. AES Indiana has regulatory approval to convert the remaining two coal units at Petersburg to natural gas in 2026 (for further discussion, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K). Our existing coal contracts and inventory provide for all of our current projected requirements in 2026. Pricing provisions in some of our coal contracts allow for price changes under certain circumstances. Substantially all of our coal is currently mined in the state of Indiana, and all of our coal supply is mined by unaffiliated suppliers or third parties. Fuel oil accounted for less than 1% of the total kWh we generated in 2025, 2024, and 2023, and is used for start-up and flame stabilization in coal-fired generating units, as primary fuel in two older combustion turbines, and as an alternate fuel in two other combustion turbines.

As a result of past retirements, or repowering of coal-fired units to natural gas, at our plants, and the future repowering of the remaining coal-fired units at Petersburg to natural gas, we generally have experienced and expect to continue to experience an increase in the percentage of generation from natural gas and renewable projects. The generation fuel mix from coal and natural gas will continue to change as the relative prices of the commodities change and as our generation portfolio changes.

AES Indiana renewable projects provided the remaining 4% of kWh generation in 2025. See Note 2 “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K for further discussion of AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana's retail customers over the next several years.

Additionally, we meet the electricity demands of our retail customers with energy purchased under power purchase agreements and by power purchases in MISO. We are currently committed under a long-term power purchase agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota, which has a maximum output capacity of 200 MW. In addition, we have 94.5 MW of solar-generated electricity in our service territory under long-term contracts, of which 94.0 MW was in operation as of December 31, 2025 (see Note 2, "Regulatory Matters - Wind and Solar Power Purchase Agreements" to the Financial Statements of this Annual Report on Form 10-K for further details).

AES Indiana retired Petersburg Unit 1 in May 2021 and Petersburg Unit 2 in June 2023. In addition, AES Indiana’s 2022 IRP short-term action plan includes the conversion of Petersburg Units 3 and 4 from coal to gas as part of AES Indiana’s preferred portfolio. On November 6, 2024, AES Indiana received approval from the IURC to convert Petersburg Units 3 and 4 from coal to natural gas and to recover costs through future rates. Petersburg Unit 3 was taken offline in February 2026, and Petersburg Unit 4 is expected to be taken offline in June 2026. Construction activities are ongoing, with the units as converted expected to come back online for commissioning by May 2026 and October 2026, respectively.

Upon the completion of our various renewable projects and the Petersburg unit conversions, we expect our installed capacity to be approximately 70% from AES Indiana-owned natural gas-fired units, 23% from AES Indiana-owned renewable projects, and 7% from wind and solar power purchase agreements. See Note 2 “Regulatory Matters - IRP Filings and Replacement Generation” for further discussion of AES Indiana's Preferred Resource Portfolio for meeting generation capacity needs of serving AES Indiana's retail customers over the next several years.

STATISTICAL INFORMATION ON OPERATIONS

The following table of statistical information presents additional data on our operations:

	Years Ended December 31,
	2025	2024	2023	2022	2021
Revenue (In Thousands):
Residential	$778,528	$688,728	$668,209	$698,648	$607,260
Small commercial and industrial	281,119	250,777	238,595	247,884	212,169
Large commercial and industrial	675,267	606,565	635,221	644,181	541,471
Public lighting	10,404	10,366	10,013	9,784	8,994
Other(1)	37,468	35,602	24,615	17,845	16,785
Retail electric revenue	1,782,786	1,592,038	1,576,653	1,618,342	1,386,679
Wholesale	136,686	37,519	56,557	148,517	25,059
Miscellaneous	13,608	14,236	16,707	24,852	14,394
Total revenue	$1,933,080	$1,643,793	$1,649,917	$1,791,711	$1,426,132
kWh Sales (In Millions):
Residential	5,304	5,048	4,800	5,305	5,172
Small commercial and industrial	1,807	1,771	1,722	1,823	1,774
Large commercial and industrial	6,093	6,010	5,929	6,091	6,006
Public lighting	38	39	19	18	21
Sales – retail customers	13,242	12,868	12,470	13,237	12,973
Wholesale	2,337	854	1,657	2,148	908
Total kWh sold	15,579	13,722	14,127	15,385	13,881
Retail Customers at End of Year:
Residential	471,279	469,499	462,848	458,585	455,756
Small commercial and industrial	55,661	55,587	54,998	55,210	55,078
Large commercial and industrial	4,680	4,627	4,456	4,517	4,506
Public lighting	1,139	1,089	1,093	1,007	983
Total retail customers	532,759	530,802	523,395	519,319	516,323

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

Our electric generating and other facilities are subject to operational risks and uncertainties that at times result in unscheduled plant outages, unanticipated operation and/or maintenance expenses, increased fuel or power purchased costs and other liabilities, and these liabilities could become significant for which we may not have adequate insurance coverage. In addition, our generation projects are subject to development risks, including costs that may not be recoverable.

We operate generating and other facilities, including those using coal, oil, natural gas, and renewable energy, which involve certain risks and uncertainties that can adversely affect costs, output and efficiency levels. These risks include:

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
•operator error; and
•catastrophic events.

We experience unscheduled outages, unanticipated operation and/or maintenance expenses, increased capital expenditures and/or increased fuel and power purchased costs from time to time, any of which could have a material adverse effect on our results of operations, financial condition and cash flows. These risks are partially mitigated by our ability to generally pass fuel and power purchased costs through to customers through the FAC. If unexpected outages occur frequently and/or for extended periods of time, this could also result in adverse regulatory action that may have a significant impact on our results of operations, financial condition and cash flows.

We are in various stages of acquisition and construction of additional generation facilities requiring extensive capital expenditures. Successful completion of the development of these projects is subject to various risks, including risks relating to financing, procurement, engineering and construction, and regulatory approvals. If a project does not proceed, we may retain certain liabilities or undertake costs that may not be recoverable.

Additionally, as a result of the above risks and other potential hazards associated with the energy industry, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. The control and management of these risks depend upon adequate development and training of personnel and on the existence of operational procedures, preventative maintenance plans and specific programs supported by quality control systems which reduce, but do not eliminate, the possibility of the occurrence and impact of these risks.

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

Our transmission and distribution system is subject to operational, reliability, capacity and development risks.

The ongoing reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, equipment or process failure, catastrophic events, such as fires and/or explosions, facility outages, labor disputes, accidents or injuries, operator error, or inoperability of key infrastructure internal or external to us and events occurring on third party systems that interconnect to and affect our system. The failure of our transmission and distribution system to fully operate and deliver the energy demanded by customers could have a material adverse effect on our results of operations, financial condition and cash flows, and if such failures occur frequently and/or for extended periods of time, could result in adverse regulatory action. In addition, the advent and quick adaptation of new products and services that require increased levels of electrical energy, including data centers, cannot be predicted and could result in insufficient transmission and distribution system capacity timely enough to accommodate the potential increased demand. As with all utilities, potential concern with the adequacy of transmission capacity on AES Indiana’s system or the regional systems operated by MISO could result in MISO, the NERC, the FERC or the IURC requiring us to upgrade or expand our transmission system through additional capital expenditures or share in the costs of regional expansion. We are in various stages of developing and constructing additional transmission projects requiring extensive capital expenditures. Successful completion of the development of these projects is subject to various risks, including risks relating to financing, procurement, engineering and construction, and regulatory approvals. If a project does not proceed, we may retain certain liabilities or undertake costs that may not be recoverable. Also, as a result of the above risks and other potential risks and hazards associated with transmission and distribution operations, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage.

Our membership in an RTO presents risks that could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Approximately 35% of the energy we produced in 2025 was generated by coal as compared to approximately 23% and 36% in 2024 and 2023, respectively. We have all of our forecasted coal requirements for 2026 currently in inventory or secured under contract for delivery in 2026 as of the date of this report.

As our coal usage is scheduled to end by June 2026 with the conversion of our last two coal fired units to natural gas, our exposure is shifting more to natural gas to meet customer demand for electricity. Our business and operations could be materially adversely affected by unexpected price volatility in the gas market. Our dependence on natural gas also means that the output of our natural gas-fired generation units can be greatly affected by the costs of other facilities that compete with our natural-gas generation units, in particular renewable energy resources.

The continued addition of renewable energy facilities to the MISO grid increases the uncertainty forecasting run hours for our existing and future natural gas fired facilities.

While coal supply is largely procured via long term contracts with a degree of price certainty, natural gas is procured on a shorter term basis and balanced with consumption on a daily basis. In order to bring additional price certainty and enhance reliability of delivery the Company from time to time procures quantities of firm transportation on relevant pipelines and has an IURC approved structured natural gas hedging plan to offset the impact of price fluctuations.

Severe weather or catastrophic events could adversely affect our facilities, systems and operations.

Severe or unusual weather such as floods, tornadoes, severe winds, ice or snowstorms, catastrophic events such as fires, explosions, cyber-attacks, terrorist acts, acts of war, acts of sabotage or vandalism, pandemic events, or natural disasters such as earthquakes, droughts or other similar occurrences could adversely affect our generation or transmission and distribution systems and may cause outages and property damage that may require us to incur additional costs that may not be insured or recoverable from customers. While we are permitted to seek recovery of certain severe storm damage costs, if we are unable to fully recover such costs in a timely manner, it could adversely affect our results of operations, financial condition and cash flows. Our Petersburg Plant, which is our largest source of generating capacity, as well as certain of our existing and proposed renewable energy projects, are located in the Wabash Valley seismic zone, adjacent to the New Madrid seismic zone, which are both areas of significant seismic activity in the central U.S.

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
•delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of related losses and the review and approval of our applications, rates and charges by the IURC;
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
•delays or inability to receive the necessary permits for our development projects due to delays or shutdowns of government operations;
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

One of the challenges we face is to retain a skilled, efficient and cost-effective workforce while recruiting new talent to replace losses in knowledge and skills due to resignations, terminations or retirements. This undertaking could require us to make additional financial commitments and incur increased costs. If we are unable to successfully attract and retain an appropriately qualified workforce, it could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, we have employee compensation plans that reward the performance of our employees. We seek to ensure that our compensation plans encourage acceptable levels for risk and high performance through pay mix, performance metrics and timing. We may not be able to successfully train new personnel as current workers with significant knowledge and expertise retire. We also may be unable to staff our business with qualified personnel in the event of significant absenteeism related to a pandemic illness. Excessive risk-taking by our employees to achieve performance targets, though mitigated by policies and procedures, could result in events that could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Cyber-attacks and data security breaches could harm our business.

Our business relies on electronic systems and network technologies to operate our generation, transmission and distribution infrastructure. We also use various financial, accounting and other infrastructure systems. We also store and use customer, employee, and other personal information and other confidential and sensitive information. Our infrastructure may be targeted by nation states, hacktivists, criminals, insiders or terrorist groups. In particular, there has been an increased focus on the U.S. energy grid believed to be related to various geopolitical conflicts. Such an attack, by hacking, malware or other means, may interrupt our operations, cause property damage, affect our ability to control our infrastructure assets, cause the release of sensitive customer information or limit communications with third parties. Any loss or corruption of confidential or proprietary data through a breach of our systems or certain of our third party vendor systems may:

•impact our operations, revenue, strategic objectives, customer and vendor relationships;
•expose us to negative publicity, legal claims, regulatory investigations and proceedings and associated penalties or liabilities;
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

We cannot guarantee the extent to which our security measures will prevent future cyber-attacks and security breaches or that our insurance coverage will adequately cover any losses we may experience.

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

In addition, we are currently making, and expect to continue to make, investments in our information technology systems and infrastructure, some of which are significant. Failure to manage the implementation of new processes and information systems, could, if significant, result in a material adverse effect on our results of operations, financial condition and cash flows.

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

One byproduct of burning coal and other fossil fuels is the emission of GHGs, including CO2. At the federal, state and regional levels, policies are under development or have been developed to regulate GHG emissions. In 2025, AES Indiana emitted approximately 11 million tons of CO2 from our power plants. AES Indiana uses CO2 emission estimation methodologies supported by “The Greenhouse Gas Protocol” reporting standard on GHG emissions. Our CO2 emissions are determined from emissions monitoring data and calculations using actual fuel heat inputs and fuel type CO2 emission factors.

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

In December 2015, the parties to the United Nations Framework Convention on Climate Change convened for the 21st Conference of the parties and the resulting Paris Agreement established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels. The international community has gathered and continues to gather annually for Conference to the Parties of the United Nations Framework Convention on Climate Change. We anticipate that the Agreement will continue the trend toward efforts to de-carbonize the global economy. Following prior withdrawal and rejoining, on January 20, 2025, President Trump issued an Executive Order titled “Putting America First in International Environmental Agreements” directing the U.S. Ambassador to the United Nations to formally withdraw from the Paris Agreement.

Any existing or future international, federal, state or regional legislation or regulation of GHG emissions could have a material adverse impact on our financial performance. The actual impact on our financial performance will depend on a number of factors, including, among others, the degree and timing of GHG emissions reductions required under any such legislation or regulations, of offsets, the extent to which market-based compliance options are available, if such options were available, the extent to which we would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market as well as the cost or availability of such allowances and the impact of such legislation or regulation on our ability to recover costs incurred through rate increases or otherwise. Our cost of compliance could be substantial. Although we would seek recovery of costs associated with new climate change or GHG regulations, our inability to fully or timely recover such costs could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Concerns about data privacy have led to increased regulation in certain markets and other actions that could impact our businesses.

In the ordinary course of business, we collect and retain sensitive information, including personal identifiable information about customers, employees, customer energy usage and other information as well as information regarding business partners and other third parties, some of which may constitute confidential information. The theft, damage or improper disclosure of sensitive electronic data collected by us can subject us to penalties for violation of applicable privacy laws, subject us to claims from third parties, require compliance with notification and monitoring regulations, and harm our reputation. Although we maintain technical and organizational measures to protect personal identifiable information and other confidential information, breaches of, or disruptions to our information technology systems could result in legal claims, liability or penalties under privacy laws or damage to operations or to our reputation, which could adversely affect our business.

We are also subject to various data privacy and security laws and regulations, as well as contractual requirements, as a result of having access to and processing confidential and personal identifiable information in the course of business. If we are unable to comply with applicable laws and regulations or with our contractual commitments, as well as maintain reliable information technology systems and appropriate controls with respect to privacy and security requirements, we may suffer regulatory consequences that could be costly or otherwise adversely affect our business.

Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We are subject to the tax laws and regulations of the U.S. federal, state and local governments. From time to time, legislative measures may be enacted that could adversely affect our overall tax positions regarding income or other taxes. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these legislative measures. For example, the IRA includes provisions that benefit clean energy projects, including increases, extensions, direct transfers and/or new tax credits for wind, solar, and storage. We expect that the extension of the current solar ITCs as well as higher credits for projects that satisfy wage and apprenticeship requirements will provide incremental benefits for our current and future planned renewable projects. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will be sustained if challenged by relevant tax authorities and if not sustained, there could be a material impact on our results of operations.

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

As of December 31, 2025, we had on a consolidated basis $4,010.6 million of indebtedness, including finance lease obligations, and total shareholders’ equity of $1,844.9 million. AES Indiana had $3,073.8 million of first mortgage bonds outstanding as of December 31, 2025, which are secured by the pledge of substantially all of the assets of AES Indiana under the terms of AES Indiana’s mortgage and deed of trust. This level of indebtedness and related security has important consequences, including the following:

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

IPALCO is a holding company with no material assets other than the common stock of its subsidiaries, and accordingly all cash is generated by the operating activities of our subsidiaries, principally AES Indiana. As such, IPALCO’s cash flow is largely dependent on the operating cash flows of AES Indiana and its ability to pay cash to IPALCO. AES Indiana’s mortgage and deed of trust, its amended articles of incorporation and its AES Indiana Credit Agreement contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends to IPALCO. For example, there are restrictions that require maintenance of a leverage ratio which could limit the ability of AES Indiana to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity” for a discussion of these restrictions. See Note 7, “Debt” to the Financial Statements of this Annual Report on Form 10-K for information regarding indebtedness. In addition, AES Indiana is regulated by the IURC, which possesses broad oversight powers to ensure that the needs of utility customers are being met. The IURC could impose additional restrictions on the ability of AES Indiana to distribute, loan or advance cash to IPALCO pursuant to these broad powers. While we do not expect any of the foregoing restrictions to significantly affect AES Indiana’s ability to pay funds to IPALCO in the future, a significant limitation on

AES Indiana’s ability to pay dividends or loan or advance funds to IPALCO would have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows.

Our ownership by AES subjects us to potential risks that are beyond our control.

IPALCO is an indirect majority-owned subsidiary of AES. All of AES Indiana’s common stock is owned by IPALCO. Due to our relationship with AES, any adverse developments and announcements concerning AES may impair our ability to access the capital markets and to otherwise conduct business. In particular, downgrades in AES’s credit ratings could result in AES Indiana’s or IPALCO’s credit ratings being downgraded.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of maintaining the safety and security of our people, systems, and data and have a holistic process, supported by our management and Board of Directors, for overseeing and managing cybersecurity and related risks. As part of AES, we are also supported by AES’ cyber risk management program.

AES’ Vice President Cybersecurity acts as the Chief Information Security Officer (“CISO”) and reports to AES’ Chief Digital Officer and is the head of the Company’s cybersecurity team. The CISO is responsible for assessing and managing AES’ cyber risk management program globally, including IPALCO and its subsidiaries. In this role, the CISO informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. AES’ CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk and has served in that position since 2024.

The CISO manages a global team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, cloud security, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats, and regulatory compliance. We rely on threat intelligence as well as other information obtained from governmental, public, or private sources, including contracted external consultants. In addition, local cybersecurity professionals manage the operational technology (OT) network security of IPALCO to demonstrate compliance with the NERC-Critical Infrastructure Protection (CIP) standards and IURC regulation.

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

We face cybersecurity risks in connection with our business. Although such risks have not materially affected us to date, we have, from time to time, experienced threats to and breaches of our data and systems. For more information about the cybersecurity risks we face, see “Item 1A—Risk Factors—Cyber-attacks and data security breaches could harm our business” included in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Information relating to our properties is contained in “Item 1. Business – Properties” and Note 3, “Property, Plant and Equipment” to the Financial Statements of this Annual Report on Form 10-K.

AES Indiana’s mortgage and deed of trust secures first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage and deed of trust, substantially all property owned by AES Indiana is subject to a direct first mortgage lien securing indebtedness of $3,073.8 million at December 31, 2025. In addition, IPALCO has outstanding $875.0 million of debt obligations which are secured by its pledge of all of the outstanding common stock of AES Indiana.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 2, 2026, all of the outstanding common stock of IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). As a result, our stock is not listed for trading on any stock exchange.

Dividends

During the years ended December 31, 2025, 2024 and 2023, IPALCO declared and paid distributions to our shareholders totaling $325.7 million, $156.6 million and $104.3 million, respectively. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana and such other factors as our Board of Directors deems relevant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” of this Form 10-K for a discussion of limitations on dividends from AES Indiana. In order for us to make any dividend payments to our shareholders, we must, at the time and as a result of such dividends, either maintain certain credit ratings on our senior long-term debt or be in compliance with leverage and interest coverage ratios contained in IPALCO’s Third Amended and Restated Articles of Incorporation. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

Dividends and Capital Structure Restrictions

AES Indiana’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of AES Indiana issued under its mortgage remains outstanding, and subject to certain exceptions, AES Indiana is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to AES Indiana’s articles, no dividends may be paid or accrued, and no other distribution may be made on AES Indiana’s common stock unless dividends on all outstanding shares of AES Indiana preferred stock have been paid or declared and set apart for payment. As of December 31, 2025, and as of the filing of this report, AES Indiana was in compliance with these restrictions.

AES Indiana is also restricted in its ability to pay dividends if it is in default under the terms of its AES Indiana Credit Agreement, which could happen if AES Indiana fails to comply with certain covenants. These covenants, among other things, require AES Indiana to maintain total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2025, and as of the filing of this report, AES Indiana was in compliance with all covenants and no event of default existed.

IPALCO’s Third Amended and Restated Articles of Incorporation contain provisions which state that IPALCO may not make a distribution to its shareholders or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no event of default (as defined in the articles) and no such event of default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, IPALCO’s leverage ratio does not exceed 0.67 to 1 and IPALCO’s interest coverage ratio is not less than 2.50 to 1 or, (b)(ii) if such ratios are not within the parameters, IPALCO’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2025, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

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

OVERVIEW OF 2025 RESULTS AND STRATEGIC PERFORMANCE

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

AES Indiana measures delivery reliability by Customer Average Interruption Duration Index ("CAIDI"), System Average Interruption Duration Index ("SAIDI") and System Average Interruption Frequency Index ("SAIFI") and benchmarks the reliability metrics against other utilities at both the state and national levels. AES Indiana also measures customer centricity on more of an individual basis by the industry metric of Customers Experiencing Multiple Interruptions of five or more times ("CEMI-5"). AES Indiana measures generation reliability by Commercial Availability (“CA”), Equivalent Forced Outage Factor (“EFOF”) and Equivalent Availability Factor (“EAF”) metrics and benchmarks both EFOF and EAF results nationally. AES Indiana measures customer perceptions of their overall experience using the Qualtrics XM platform. Areas measured include overall Customer Satisfaction as well as customer perceptions of affordability, reliability and customer service. We also subscribe to the J.D. Power Electric Utility Residential Customer Satisfaction Study.

EXECUTIVE SUMMARY

Compared with the prior year, the results for the year ended December 31, 2025 reflect an increase in income before income tax of $56.7 million, or 42%, as well as a decrease in net income of $(18.1) million, or (17)%, primarily due to factors including, but not limited to:

$ in millions	2025 vs. 2024
Increase in retail margin due to higher prices (primarily driven by the 2024 Base Rate Order, including the impact of certain riders now included in base rates) (a)	$49.3
Increase in ECCRA rider revenue due to recovery of certain renewable project investments	49.0
Increase in retail margin due to higher volumes (primarily driven by weather and higher retail demand)	27.4
Decrease due to higher contracted services expenses and higher materials and supplies inventory consumption, primarily due to planned generation maintenance and outages	(22.3)
Decrease due to higher depreciation expense from additional assets placed in service, higher amortization of regulatory assets and changes in depreciation rates as a result of the 2024 Base Rate Order	(17.3)
Decrease due to lower TDSIC rider revenue (primarily driven by certain projects now being included in base rate retail margin after the 2024 Base Rate Order)	(12.4)
Decrease driven by higher interest expense primarily from increased borrowings	(4.2)
Other	(12.8)
Net change in income before income tax	56.7
Net change in income tax expense due to higher pre-tax income, a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Indiana resulting from the 2024 Base Rate Order, and the tax effects associated with HLBV in the current period	(74.8)
Net change in net income	$(18.1)
(a) See Note 2, "Regulatory Matters - Regulatory Rate Review and Base Rate Orders" to the Financial Statements of this Annual Report on Form 10-K for more information on the factors leading to AES Indiana's base rate increase request.

RESULTS OF OPERATIONS

The following review of results of operations and "Capital Resources and Liquidity" sections compare the results for the year ended December 31, 2025 to the results for the year ended December 31, 2024. For discussion comparing the results for the year ended December 31, 2024 to the results for the year ended December 31, 2023, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K, filed with the SEC on March 5, 2025. In addition to the discussion on operations below, please see the “Statistical Information on Operations” table included in “Item 1. Business” of this report for additional data such as kWh sales and number of customers by customer class.

IPALCO’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary AES Indiana. All material intercompany accounts and transactions have been eliminated in consolidation.

Statements of Operations Highlights

	Years Ended December 31,			Change 2025 vs. 2024		Change 2024 vs. 2023
(In Thousands)	2025	2024	2023	$	%	$	%
REVENUE	$1,933,080	$1,643,793	$1,649,917	$289,287	17.6%	$(6,124)	(0.4)%

OPERATING COSTS AND EXPENSES:
Fuel	476,516	359,132	494,000	117,384	32.7%	(134,868)	(27.3)%
Power purchased	146,464	148,412	159,908	(1,948)	(1.3)%	(11,496)	(7.2)%
Operation and maintenance	551,398	476,494	477,880	74,904	15.7%	(1,386)	(0.3)%
Depreciation and amortization	366,565	329,468	287,863	37,097	11.3%	41,605	14.5%
Taxes other than income taxes	26,516	27,478	24,864	(962)	(3.5)%	2,614	10.5%
Other, net	(164)	(106)	(361)	(58)	54.7%	255	(70.6)%
Total operating costs and expenses	1,567,295	1,340,878	1,444,154	226,417	16.9%	(103,276)	(7.2)%

OPERATING INCOME	365,785	302,915	205,763	62,870	20.8%	97,152	47.2%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	2,547	3,991	9,315	(1,444)	(36.2)%	(5,324)	(57.2)%
Interest expense	(176,310)	(172,150)	(142,926)	(4,160)	2.4%	(29,224)	20.4%
Other expense, net	(1,770)	(1,163)	(410)	(607)	52.2%	(753)	183.7%
Total other expense, net	(175,533)	(169,322)	(134,021)	(6,211)	3.7%	(35,301)	26.3%

INCOME BEFORE INCOME TAX	190,252	133,593	71,742	56,659	42.4%	61,851	86.2%

Income tax expense	103,133	28,364	14,715	74,769	263.6%	13,649	92.8%
NET INCOME	87,119	105,229	57,027	(18,110)	(17.2)%	48,202	84.5%

Net loss attributable to noncontrolling interests	(236,241)	(28,294)	(26,093)	(207,947)	735.0%	(2,201)	8.4%

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$323,360	$133,523	$83,120	$189,837	142.2%	$50,403	60.6%

Revenue

Revenue increased in 2025 from the prior year by $289.3 million, which resulted from the following changes (dollars in thousands):

	2025	2024	Change	% Change
Revenue:
Retail Revenue	$1,782,786	$1,592,038	$190,748	12.0%
Wholesale Revenue	136,686	37,519	99,167	264.3%
Miscellaneous Revenue	13,608	14,236	(628)	(4.4)%
Total Revenue	$1,933,080	$1,643,793	$289,287	17.6%
Heating Degree Days(1):
Actual	5,076	4,273	803	18.8%
30-year Average	5,145	5,164
Cooling Degree Days(1):
Actual	1,327	1,337	(10)	(0.7)%
30-year Average	1,190	1,186

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

The following table presents additional data on kWh sold:

	2025	2024	kWh Change	% Change
kWh Sales (In Millions):
Residential	5,304	5,048	256	5.1%
Small commercial and industrial	1,807	1,771	36	2.0%
Large commercial and industrial	6,093	6,010	83	1.4%
Public lighting	38	39	(1)	(2.6)%
Sales – retail customers	13,242	12,868	374	2.9%
Wholesale	2,337	854	1,483	173.7%
Total kWh sold	15,579	13,722	1,857	13.5%

The following graph shows the percentage changes in weather-normalized and actual retail electric sales volume by customer class for the year ended December 31, 2025 as compared to the prior year:

The increase in revenue of $289.3 million was primarily due to the following:

$ in millions	2025 vs. 2024
Retail revenue:

Volume:
Net increase in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$44.3
Price:
Net increase in the weighted average price of retail kWh sold primarily due to the 2024 Base Rate Order and higher rider revenues	143.1

Other:
Primarily due to increase in miscellaneous charges to customers (including reconnection and late fee charges)	3.3

Net change in retail revenue	190.7

Wholesale revenue:

Volume:
Net increase in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	66.4
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	32.8

Net change in wholesale revenue	99.2

Miscellaneous revenue:	(0.6)

Net change in revenue	$289.3

Operating Costs and Expenses

The following table illustrates changes in Operating costs and expenses from 2024 to 2025 (in thousands):

	Years Ended
	December 31,
	2025	2024	$ Change	% Change
Operating costs and expenses:
Fuel	$476,516	$359,132	$117,384	32.7%
Power purchased	146,464	148,412	(1,948)	(1.3)%
Operation and maintenance	551,398	476,494	74,904	15.7%
Depreciation and amortization	366,565	329,468	37,097	11.3%
Taxes other than income taxes	26,516	27,478	(962)	(3.5)%
Other, net	(164)	(106)	(58)	54.7%
Total operating costs and expenses	$1,567,295	$1,340,878	$226,417	16.9%

Fuel

The increase in fuel costs of $117.4 million was primarily due to the following:

$ in millions	2025 vs. 2024
Volume:
Coal	$82.8
Natural gas	(8.8)
Oil	(0.5)
Net change in volume	73.5
Price:
Coal	(55.3)
Natural gas	74.3
Deferred fuel	24.9
Net change in price	43.9

Net change in fuel expense	$117.4

The increase in coal volume is mostly attributed to favorable weather conditions during 2025 that impacted our retail load requirements at our Petersburg coal-fired units, which resulted in higher consumption of coal in the current year. The changes in the price of fuel are reflective of market prices for coal and natural gas. We are generally permitted to recover underestimated fuel and power purchased costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and power purchased costs incurred for wholesale energy sales are considered in the Off System Sales Margin rider.

Power Purchased

The decrease in Power purchased costs of $1.9 million was primarily due to the following:

$ in millions	2025 vs. 2024
Volume:
Net decrease in the volume of power purchased primarily due to AES Indiana's generation units running more frequently during the respective periods	$(21.3)
Price:
Market prices	13.3
Deferred power purchased	9.1
Net change in price	22.4

Other, net (mostly due to changes in capacity purchases)	(3.0)

Net change in power purchased costs	$(1.9)

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

Operation and Maintenance

The increase in Operation and maintenance expense of $74.9 million was primarily due to the following:

$ in millions	2025 vs. 2024
Increase in DSM program costs (a)	$37.8
Increase in contracted services expenses and higher materials and supplies inventory consumption, primarily due to the timing of planned generation maintenance and outage costs	22.3
Other, net	14.8
Net change in operation and maintenance costs	$74.9

(a) There is corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization

The increase in Depreciation and amortization expense of $37.1 million was mostly attributed to the impact of additional assets placed in service, including renewable projects, partially offset by lower regulatory asset amortization following the 2024 Base Rate Order.

Other (Expense) / Income, Net

The following table illustrates changes in Other (expense) / income, net from 2024 to 2025 (in thousands):

	Years Ended
	December 31,
	2025	2024	$ Change	% Change
Other (expense) / income, net:
Allowance for equity funds used during construction	$2,547	$3,991	$(1,444)	(36.2)%
Interest expense	(176,310)	(172,150)	(4,160)	2.4%
Other expense, net	(1,770)	(1,163)	(607)	52.2%
Total other expense, net	$(175,533)	$(169,322)	$(6,211)	3.7%

Interest Expense

The increase in Interest expense of $4.2 million was primarily due to higher interest expense on long-term debt from higher outstanding debt balances at AES Indiana.

Income Tax Expense

The following table illustrates the change in Income tax expense from 2024 to 2025 (in thousands):

	Years Ended
	December 31,
	2025	2024	$ Change	% Change
Income tax expense	$103,133	$28,364	$74,769	263.6%

The increase in Income tax expense of $74.8 million was primarily driven by (i) the tax effects associated with HLBV increases compared to the prior period, (ii) higher pre-tax income, (iii) a decrease in the net tax benefit related to the reversal of excess deferred taxes of AES Indiana resulting from the 2024 Base Rate Order, and (iv) the reversal of certain excess deferred taxes recorded in the third quarter of 2024 which were not probable to cause a reduction in future base customer rates, with no similar activity in 2025.

Net Loss Attributable to Noncontrolling Interests

The following table illustrates the change in Net loss attributable to noncontrolling interests from 2024 to 2025 (in thousands):

	Years Ended
	December 31,
	2025	2024	$ Change	% Change
Net loss attributable to noncontrolling interests	$(236,241)	$(28,294)	$(207,947)	735.0%

The increase in Net loss attributable to noncontrolling interests of $207.9 million primarily relates to the allocation of losses to the tax equity investor of the Petersburg Energy Center and Pike County BESS, as a result of these projects being placed in service in November 2025 and March 2025, respectively; partially offset by the allocation of losses recognized upon the final stage of Hardy Hills Solar being placed in service in May 2024. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of this Annual Report on Form 10-K for more information.

KEY TRENDS AND UNCERTAINTIES

During 2026 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:
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

Operational

Trade Restrictions and Supply Chain

In April 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels from Cambodia, Malaysia, Thailand and Vietnam (“Southeast Asia”) were circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. In August 2023, Commerce rendered final affirmative findings of circumvention with respect to all four countries, which resulted in the imposition of AD and CVD duties on certain imported cells and panels from Southeast Asia. Commerce's determination and related matters remain the subject of ongoing litigation before the U.S. Court of International Trade ("CIT") and the U.S. Court of Appeals for the Federal Circuit.

In 2024, Commerce and the U.S. International Trade Commission initiated new AD/CVD investigations on solar cells and panels imported from Southeast Asia. On April 18, 2025, Commerce rendered final affirmative determinations and AD/CVD rates with respect to all four countries. On June 13, 2025, the U.S. International Trade Commission issued its determination that imports from Malaysia and Vietnam have injured the U.S. industry and that imports from Cambodia and Thailand threaten injury. Commerce then issued orders on June 24, 2025, implementing the AD/CVD rates, which will be subject to annual review by Commerce. There is ongoing litigation about these and related matters in the CIT. We do not expect these AD/CVD orders will have a negative impact on our business.

Separately, the U.S. maintains a global safeguard tariff (currently 14% ad valorem) on solar cells and modules pursuant to the Section 201 Safeguard Action on crystalline silicon photovoltaic products, which became effective in February 2018. On June 21, 2024, President Biden issued Proclamation 10779, revoking the exclusion of bifacial panels from safeguard relief previously proclaimed in Proclamation 10339, and reinstating the tariff on bifacial panels under the Section 201 Safeguard Action, subject to certain qualifications. These global tariffs expired in February 2026.

The U.S. also maintains Section 301 tariffs on certain Chinese made lithium-ion batteries and related components utilized for energy storage systems, with such tariff currently set at 25% effective January 1, 2026 (an increase from the previous rate of 7.5%). There are also ongoing AD/CVD investigations with respect to exports by China of natural and synthetic graphite used to make lithium-ion battery anode material. Final U.S. International Trade Commission and Commerce AD/CVD determinations in these investigations are expected in the first quarter of 2026 and could result in price increases.

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

The Trump Administration has threatened or imposed tariffs on a wide range of countries and products. On February 10, 2025, President Trump signed Executive Orders modifying existing tariffs under Section 232 of the Trade Expansion Act of 1962 ("Section 232") on steel and aluminum imports to expand their scope and impose 25% tariffs on both products. The President raised these rates to 50% effective June 4, 2025. At this time, we do not expect the modifications to tariffs on steel and aluminum to have a material impact on our business.

On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act ("IEEPA") with respect to U.S. importation of fentanyl. President Trump imposed a 10% additional tariff on imports from China, effective February 4, 2025. Effective March 4, 2025, this tariff was increased to 20%.

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

Several trading partners (including the EU, Japan, South Korea, and the UK) have reached bilateral trade agreements of frameworks with the U.S. The ultimate outcome of any reciprocal or other tariffs with countries that have not yet reached such trade agreements with the U.S. is uncertain. Also, in February 2026, on review of lower court decisions declaring the tariffs unlawful, the Supreme Court issued a decision holding that IEEPA does not authorize tariffs. However, President Trump subsequently stated that new tariffs would be issued under different statutory authority. The impact of these potential new tariffs on the Company is uncertain.

In July 2025, Commerce initiated a Section 232 investigation to determine the effects on national security of imports of polysilicon and its derivatives. In August 2025, Commerce initiated a separate investigation under Section 232 to determine the effects on national security of imports of wind turbines and their parts and components. These investigations are ongoing and their outcomes are uncertain.

In January 2026, the President issued a Proclamation under Section 232 concerning the importation of several critical minerals (including graphite and lithium) from any country. The Proclamation does not impose tariffs on the critical minerals but directs Commerce and the U.S. Trade Representative to negotiate agreements with foreign partners to secure reliable access to the critical minerals. An update on the outcome or status of these negotiations must be provided to the President within 180 days of the Proclamation. If the negotiations fail to result in agreements or to adequately address the identified risks, the President may consider trade-restrictive measures with respect to the critical minerals. The outcome of this process as well as its potential impact on the Company are uncertain.

We expect the tariffs on imports from China will increase overall costs for materials and parts that are imported to build and maintain renewable energy plants for the U.S. industry. However, we expect limited impact to projects scheduled to become operational in 2026 through 2027 due to the announced tariffs on China.

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

Macroeconomic and Political

U.S. Utilities Load Growth and Large Load Customers

The expansion of advanced manufacturing and data centers has the potential to significantly accelerate the demand for electricity in the U.S. power market, including MISO. AES Indiana has an obligation to serve customers who locate in its service territory and is working with several companies to provide possible solutions for electric service needs of data centers and advanced manufacturing facilities. We see these relationships growing with the expansion of their use within our service territory. As part of this process, AES Indiana is working to ensure that the costs of any infrastructure upgrades required for advanced manufacturing and data centers benefit all customers, are fairly allocated, and follow cost causation/beneficiary pays regulatory principles that protect our customers. One option in Indiana includes House Enrolled Act ("HEA") 1007, which Governor Braun signed into law effective May 6, 2025. Among other things, HEA 1007 is a regulatory tool for utilities to submit expedited generation resource proposals to the IURC for approval, which AES Indiana intends to utilize as discussed below.

In December 2025, AES Indiana executed a 15-year agreement to provide high-voltage retail electric service sufficient to accommodate the anticipated demand for a new data center campus to be located within the Company's service territory. To serve increasing demand in AES Indiana's service territory, AES Indiana is in various stages of acquiring additional generation projects for development, including solar and storage projects of up to approximately 600 MWs of nameplate capacity, and developing and constructing new transmission and distribution system capacity. AES Indiana intends to file a regulatory application with the IURC in the second quarter of 2026, under the provisions of HEA 1007, seeking regulatory approvals related to its plan to meet the electric service needs of this new data center campus.

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

The IRA included provisions that benefit the Company’s planned clean energy projects, including increases, extensions, direct transfers and/or new tax credits for wind, solar, and storage. For further discussion of our renewable projects, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of this Annual Report on Form 10-K.

We account for renewable projects according to GAAP, which, when partnering with tax-equity investors to monetize tax benefits, utilizes the HLBV method. This method recognizes the value of the tax credit that benefits the tax equity investors at the time of its creation, which for projects utilizing the ITC, begins in the quarter the renewable project is placed in service. For projects utilizing the PTC, this value is recognized over 10 years as the facility produces energy.

The 2025 Act amends the phase out of wind and solar ITC and PTC tax credits. Wind and solar renewables projects that begin construction within 12 months of the enactment of the 2025 ACT remain eligible for 100% of the credit without the 2027 placed-in-service deadline, provided that, under current Treasury guidance, the projects are placed in service no more than four calendar years after the calendar year when construction began. Wind and solar projects that begin construction after 12 months of the enactment must be placed in service no later than 2027. Wind and solar projects that began construction by the end of 2024 are not impacted by the 2025 Act. The 2025 Act does not impose tighter timelines for energy storage projects to qualify for the ITC and PTC, and it allows energy storage projects to receive the full ITC or PTC credit if they begin construction by 2033.

The 2025 Act also imposes a restriction precluding credits for renewables and storage projects claiming the ITC or PTC credit that start construction after December 31, 2025 and receive material assistance from a prohibited foreign entity, effectively limiting the percentage of total project costs that may be derived from products that are mined, produced or manufactured in China, with varying permissible percentages depending on the calendar year and applicable technology for the project. This restriction also precludes credit eligibility for taxpayers owning projects that start construction after December 31, 2024 that are classified as having ownership or certain other interests by a prohibited foreign entity, including projects over which a prohibited foreign entity is deemed to exercise formal or effective control.

Further, President Trump issued an Executive Order on July 7, 2025 that directed the Secretary of the Treasury to take action to enforce the provisions of the 2025 Act related to issuing updated guidance defining the start of construction for claiming the ITC and PTC and implementing the Foreign Entity of Concern (“FEOC”) Restrictions (the “Treasury Action”). The Executive Order also directed the Secretary of the Interior to take action to review its regulations, guidance, policies, and practices for any preferential treatment of wind and solar projects and eliminate those preferences within 45 days (the “Interior Action”).

On August 15, 2025, the Department of Treasury issued updated guidance defining the start of construction for purposes of claiming the ITC and PTC. AES Indiana does not expect the modifications to the start of construction guidance to materially impact its projects. The Department of Treasury has not yet issued comprehensive guidance implementing the FEOC restrictions, however. Further guidance, which may be material, is expected to be released within the coming months.

We expect all of our renewables project backlog to continue to qualify for the ITC and PTC. However, the Treasury Action may impose additional burdens in qualifying for the ITC and PTC.

In 2025, we realized $236.2 million of earnings from tax attributes primarily associated with Pike County BESS and Petersburg Energy Center, as a result of these projects being placed in service in March and November 2025, respectively. As we progress in our plan of integrating additional renewable energy projects under our IRPs, as discussed further below, we anticipate additional earnings associated with the tax attributes of these projects. Please see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation - Pike County BESS" to the Financial Statements included in this Annual Report on Form 10-K for further discussion.

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

Tax

The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA included a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In June 2025, the IRS began releasing interim guidance for CAMT and announced its intention to revise regulations that were proposed in September 2024. The impact to the Company is not expected to be material. We will continue to monitor the issuance of CAMT revised guidance.

In April 2025, the 2025 Indiana General Assembly passed Senate Enrolled Act No. 1, which includes language that could impact AES Indiana's property tax expense in future periods. We are currently evaluating the impact of this legislation.

Inflation

In the markets in which we operate, there have been higher rates of inflation recently. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our construction projects. AES Indiana may have the ability to recover operations and maintenance costs through the regulatory process, however, timing impacts on recovery may vary. In addition, we expect the cost of fuel, specifically coal and natural gas, to continue to be volatile during 2026. Our exposure to fluctuations in the price of fuel is limited because of our FAC. If we are unable to timely or fully recover our fuel and power purchased costs, however, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In April 2025, President Trump issued several Executive Orders with potential impacts to the energy industry and national energy policy, including: (i) “Reinvigorating America’s Beautiful Clean Coal Industry and Amending Executive Order 14241”, (ii) “Protecting American Energy from State Overreach”, and (iii) “Strengthening the Reliability and Security of the United States Electric Grid”. Indiana Governor Braun also issued Executive Orders with potential impacts to the energy industry, including: (i) “Ensuring Economic Opportunity and Indiana’s Energy Future by Supporting Life Extension for Coal Energy Generation and Assessing Natural Gas Supplies” in April 2025, and (ii) "Creating a State Energy Strategy to Meet Growing Demand and Support Reliability and Affordability" in June 2025. These Executive Orders direct federal and state agencies, as applicable, to review and take actions with respect to energy and economic development matters. We are actively assessing and monitoring to determine the impact, if any, of the Executive Orders on our business, but any resulting actions by such agencies could have a material impact on our business, financial condition or results of operations.

Regulatory

Regulatory Rate Review

On June 3, 2025, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. On October 15, 2025, AES Indiana filed a partial settlement agreement with most parties as part of its ongoing regulatory rate review with the IURC. An evidentiary hearing with the IURC was held on January 28 and 29, 2026, and AES Indiana anticipates a final order from the IURC in the second quarter of 2026. Please see Note 2, "Regulatory Matters - Regulatory Rate Review and Base Rate Orders" to the Financial Statements included in this Annual Report on Form 10-K for further discussion.

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

2022 IRP

AES Indiana filed its 2022 IRP with the IURC in December 2022. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas. Resulting from this IRP, AES Indiana also added three renewable projects to its generation portfolio, including Pike County BESS, Hoosier Wind and Crossvine.

Indiana Energy Legislation

On February 19, 2026, the Indiana General Assembly passed new energy legislation (HEA 1002) (2026), which was signed into law by Indiana Governor Braun and became effective on February 26, 2026. HEA 1002 includes several provisions that affect electric utility ratemaking, such as multi‑year rate plans, a low‑income rate program, and performance‑based ratemaking. AES Indiana is currently reviewing the legislation and evaluating its potential impacts on the Company’s operations.

Please see “Item 1. Business – Regulation” and Note 2, “Regulatory Matters” to the Financial Statements of this Annual Report on Form 10-K for further discussion of these and other regulatory matters.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of December 31, 2025, we had unrestricted cash and cash equivalents of $69.8 million and available borrowing capacity of $500 million under our unsecured revolving AES Indiana Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 29, 2026. In February 2024, AES Indiana received an order from the IURC granting authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $0 million remains available under the order as of December 31, 2025. This order also grants authority to have up to $750 million of amounts outstanding under long-term credit agreements and liquidity facilities outstanding at any one time, of which $750 million remains available under the order as of December 31, 2025. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2025. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Cash Flows

The following table summarizes the changes in operating, investing, and financing cash flows for the comparative periods:

	Years ended December 31,			$ Change
	2025	2024	2023	2025 vs. 2024
	(in thousands)
Net cash provided by operating activities	$723,419	$239,927	$391,933	$483,492
Net cash used in investing activities	(870,776)	(1,026,057)	(992,873)	155,281
Net cash provided by financing activities	190,544	784,198	427,971	(593,654)
Net change in cash, cash equivalents and restricted cash	43,187	(1,932)	(172,969)	45,119
Cash, cash equivalents and restricted cash at beginning of year	26,652	28,584	201,553	(1,932)
Cash, cash equivalents and restricted cash at end of year	$69,839	$26,652	$28,584	$43,187

The following cash flow discussion compares the cash flows for the year ended December 31, 2025 to the cash flows for the year ended December 31, 2024. For discussion comparing the cash flows for the year ended December 31, 2024 to the cash flows for the year ended December 31, 2023, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K, filed with the SEC on March 5, 2025.

2025 versus 2024

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows:

	Years ended December 31,			$ Change
	2025	2024	2023	2025 vs. 2024
	(in thousands)
Net income	$87,119	$105,229	$57,027	$(18,110)
Depreciation and amortization	366,565	329,468	287,863	37,097
Deferred income taxes and investment tax credit adjustments - net	72,422	835	32,653	71,587
Tax credit transfer proceeds allocated to noncontrolling interest	133,010	—	—	133,010
Amortization of deferred financing costs and debt discounts	3,671	3,567	3,880	104
Allowance for equity funds used during construction	(2,547)	(3,991)	(9,315)	1,444
Net income, adjusted for non-cash items	660,240	435,108	372,108	225,132
Net change in operating assets and liabilities	63,179	(195,181)	19,825	258,360
Net cash provided by operating activities	$723,419	$239,927	$391,933	$483,492

The net change in operating assets and liabilities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven by the following (in thousands):

Increase from current and non-current regulatory assets and liabilities primarily due to higher collections of regulatory assets in the current year and the settlement of a pre-existing purchase power agreement in the prior year	$187,584
Increase from accounts payable driven by the accrual of invoices and timing of payments	69,351
Increase from lower net accounts receivable driven by the timing of collections and a temporary pause of customer disconnections and certain collection efforts and write-off processes primarily in the prior year period following AES Indiana's customer billing system upgrade in the fourth quarter of 2023	46,516
Decrease in other tax payable driven by higher tax payments during the current year	(37,551)
Other	(7,540)
Net change in operating assets and liabilities	$258,360

Investing Activities

Net cash used in investing activities decreased $155.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, which was primarily driven by (in thousands):

Lower cash outflows for capital expenditures, net of contributions in aid of construction, related with renewable energy projects and growth related capital expenditures primarily from TDSIC investments	$172,227
Increase in cash outflows related to acquisitions made in the current year	(29,272)
Other	12,326
Net change in investing activities	$155,281

Financing Activities

Net cash provided by financing activities decreased $593.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, which was primarily driven by (in thousands):

Increase due to higher contributions from shareholders and noncontrolling interests	$339,300
Increase due to higher sales of noncontrolling interests to tax equity partners	207,285
Decrease due to greater repayments of short-term borrowings	(500,000)
Decrease due to higher distributions to shareholders and noncontrolling interests	(308,984)
Decrease due to increased net long-term debt issuances at IPALCO and AES Indiana in 2024	(295,000)
Decrease due to higher net revolver repayments on AES Indiana's revolving credit facility in 2025	(45,000)
Other	8,745
Net change in financing activities	$(593,654)

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2026 through 2028 is currently estimated to cost approximately $4.2 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2026	2027	2028	from 2026 through 2028
Power generation related projects	$1,042.1	$1,052.6	$967.3	$3,062.0	(1)
Transmission and distribution related additions, improvements and extensions	197.7	259.9	381.4	839.0	(2)
TDSIC Plan investments	226.6	—	—	226.6
Other miscellaneous equipment	45.8	23.9	17.6	87.3
Total estimated costs of capital expenditure program	$1,512.2	$1,336.4	$1,366.3	$4,214.9

(1) Includes spending for AES Indiana's power generation and renewable energy projects.
(2) Additions, improvements and extensions to AES Indiana's transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities.

The amounts described in the capital expenditure program above include estimated spending on projects that are subject to regulatory approval, as well as estimated spending under AES Indiana's 2025 IRP filed with the IURC in October 2025. See Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" to the Financial Statements of this Annual Report on Form 10-K for further discussion.

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

Liquidity

We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing AES Indiana Credit Agreement will be adequate to meet our anticipated operating needs, including interest expense on our debt and dividends to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to interest rate and commodity hedges, taxes and dividend payments. For 2026 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing, and funds from capital contributions, including contributions from shareholders and our tax equity investors, as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under our existing AES Indiana Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

Indebtedness

Significant Debt Transactions

For further discussion of our significant debt transactions, please see Note 7, “Debt” to the Financial Statements of this Annual Report on Form 10-K.

Line of Credit

AES Indiana entered into a third amendment and restatement of its $500 million revolving AES Indiana Credit Agreement on March 25, 2025 with a syndication of bank lenders, as discussed in Note 7, “Debt - Line of Credit” to the Financial Statements of this Annual Report on Form 10-K.

We had the following amounts available under the revolving AES Indiana Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at December 31, 2025
AES Indiana	Revolving	March 2030	$500.0	$500.0

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

Contractual Obligations

Our non-contingent contractual obligations as of December 31, 2025 are set forth below:

	Payments due in:
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Short-term and long-term debt	$3,948.8	$90.0	$—	$530.0	$3,328.8
Interest obligations	2,915.0	197.8	395.3	380.8	1,941.1
Finance lease obligations	107.2	5.1	11.3	12.1	78.7
Purchase obligations:
Coal, gas, power purchased and
related transportation	786.9	324.3	264.3	170.1	28.2
Other	203.0	197.4	5.6	—	—
Total	$7,960.9	$814.6	$676.5	$1,093.0	$5,376.8

Short-term and long-term debt:

Our short-term and long-term debt at December 31, 2025 consists of AES Indiana first mortgage bonds and IPALCO long-term debt. The long-term debt amounts include current maturities but exclude unamortized debt discounts and deferred financing costs. See Note 7, "Debt" to the Financial Statements of this Annual Report on Form 10-K.

Interest payments:

Interest payments are associated with the short-term and long-term debt described above. Any interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2025.

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

Purchase orders and other contractual obligations:

At December 31, 2025, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates, as well as obligations under long-term construction contracts. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives (see Note 6, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 8, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 9, "Benefit Plans") and (v) contingencies (see Note 11, "Commitments and Contingencies"). See the indicated notes to the Financial Statements of this Annual Report on Form 10-K for additional information on the items excluded.

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

Revenue Recognition

For information regarding the nature of our revenue streams and our critical accounting policies affecting revenue recognition, please see Note 1, “Overview and Summary of Significant Accounting Policies - Revenue Recognition” and Note 14, "Revenue" to the Financial Statements of this Annual Report on Form 10-K. The effect on 2025 revenue and ending unbilled revenue of a one percentage point change in unbilled MWhs for the month of December 2025 is immaterial.

Credit Losses

We use a forward-looking "expected loss" model to recognize allowances for credit losses on customer and other receivables. The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Our determination of the allowance for credit losses requires us to make estimates and judgments regarding our customers' ability to pay amounts due, which have required a higher degree of estimation from increases in past due customer receivables following the implementation of our customer billing system upgrade in the fourth quarter of 2023. We believe such estimates and judgments are reasonable and the related allowance for credit losses is adequate as of December 31, 2025; however, changes in such estimates and judgments could result in a different conclusion, which could be material. The effect of a one percentage point change in the assumptions used in the allowance for credit losses estimate as of December 31, 2025 is approximately $2.6 million. See Note 1, “Overview and Summary of Significant Accounting Policies – Accounts Receivable and Allowance for Credit Losses” to the Financial Statements of this Annual Report on Form 10-K for further information on AES Indiana’s receivable balances.

Income Taxes

We are subject to federal and state income taxes. Our income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the potential outcome of tax examinations when determining the adequacy of our income tax provisions by considering the technical merits of the filing position, case law, and results of previous tax examinations. Accounting guidance for uncertainty in income taxes prescribes a more-likely-than-not recognition threshold and measurement requirements for financial statement reporting of our income tax positions. If tax positions do not meet the more-likely-than-not threshold, reserves will be established. These reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While we have reasonably determined that a tax reserve is not required as of December 31, 2025, it is possible that the ultimate outcome of future examinations may be materially different than our current assessment of uncertain tax positions. Please see Note 1, “Overview and Summary of Significant Accounting Policies - Income Taxes” and Note 8, "Income Taxes" to the Financial Statements of this Annual Report on Form 10-K for more information.

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

The disclosures presented in this section are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this section. For further information regarding market risk, see "Item 1A. Risk Factors." Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the electricity markets, which could have a material adverse effect on our financial performance; and we may not be adequately hedged against our exposure to changes in interest rates.

Wholesale Sales

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO day-ahead and real-time markets. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, the demand by load-serving entities, and the formation of AES Indiana’s offers into the market. Our wholesale revenue is generated primarily from sales directly to the MISO energy market. A decline in wholesale prices could have had a negative impact on wholesale margins, because most of our non-fuel costs are fixed in the short term and lower wholesale prices can result in lower wholesale volumes sold. However, the impact is limited as the 2024 Base Rate Order provides that annual wholesale margins earned above (or below) a benchmark of $28.6 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Our wholesale revenue represented 4.8% of our total electric revenue over the past five years. As a result, we anticipate that a 10% change in the market price for wholesale electricity would not have a material impact on our results of operations.

Fuel

We have limited exposure to commodity price risk for the purchase of coal and natural gas, the primary fuels used by us for the production of electricity. We have all of our forecasted coal requirements for 2026 currently in inventory or secured under contract for delivery in 2026. In addition, AES Indiana has a rolling three year program in place that incorporates both physical and financial hedges for natural gas in accordance with a hedging program approved by the IURC. Our exposure to fluctuations in the price of fuel is limited because pursuant to Indiana law, we apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

Power Purchased

We depend on power purchased, in part, to meet our retail load obligations. As a result, we also have limited exposure to commodity price risk for the purchase of electric energy for our retail customers. Power purchased costs can be highly volatile. We are currently committed under a long-term power purchase agreement to purchase all the wind-generated electricity through 2031 from a project in Minnesota, which has a maximum output capacity of 200 MW. In addition, we have 94.5 MW of solar-generated electricity in our service territory under long-term contracts, of which 94.0 MW was in operation as of December 31, 2025. We also purchase up to 8 MW of energy from a combined heat and power facility. We are generally allowed to recover, through our FAC, the energy portion of power purchased costs incurred to meet jurisdictional retail load. In certain circumstances, we may not be allowed to recover a portion of power purchased costs incurred to meet our jurisdictional retail load. See Note

2, “Regulatory Matters - FAC and Authorized Annual Jurisdictional Net Operating Income” to the Financial Statements of this Annual Report on Form 10-K.

Equity Price Risk

Our Pension Plans are impacted significantly by the economy as a result of the Pension Plans being invested in common equity securities. The performance of the Pension Plans’ investments in such common equity securities and other instruments impacts our earnings as well as our funding liability. A hypothetical 10% decrease in prices quoted by stock exchanges would result in reductions in fair value of approximately $7.2 million and $0.2 million as of December 31, 2025, for the Defined Benefit Plan and the Supplemental Retirement Plan, respectively. This would result in an approximate $1.0 million increase in the 2026 pension expense for the Defined Benefit Plan, with no impact on the Supplemental Retirement Plan. Please see Note 9, “Benefit Plans” to the Financial Statements of this Annual Report on Form 10-K for additional Pension Plan information.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, the AES Indiana Credit Agreement bears interest at a variable rate based either on the Prime interest rate or on the SOFR. Fair values relating to financial instruments are dependent upon prevalent market rates of interest. At December 31, 2025, we had approximately $3,948.8 million principal amount of fixed rate debt and $0.0 million variable rate debt outstanding. In regard to our fixed rate debt, the interest rate risk with respect to long-term debt primarily relates to the potential impact a change in interest rates has on the fair value of our fixed-rate debt and not on our financial condition or results of operations. Our interest rate risk on our fixed-rate debt is associated with refinancing activity.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed-rate	$90.0	$—	$—	$55.0	$475.0	$3,328.8	$3,948.8	$3,812.6
Total Indebtedness	$90.0	$—	$—	$55.0	$475.0	$3,328.8	$3,948.8	$3,812.6
Weighted Average Interest Rates by Maturity	0.883%	N/A	N/A	1.400%	4.250%	5.308%	5.025%

For further discussion of the fair value of our indebtedness and book value of our indebtedness please see Note 5, “Fair Value” and Note 7, “Debt” to the Financial Statements of this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IPALCO Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with U.S. generally accepted accounting principles.

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

Regulatory Accounting

Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company applies the provisions of FASB Accounting Standards Codification 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the Indiana Utility Regulatory Commission (IURC) and the Federal Energy Regulatory Commission (FERC).

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

How We Addressed the Matter in Our Audit
Our audit procedures related to regulatory assets and liabilities included testing the effectiveness of management’s controls, such as the Company’s evaluation of regulatory orders and other developments that may affect the calculation of recorded amounts, the likelihood of recovering regulatory assets and the sufficiency of regulatory liabilities. Our procedures also included testing management’s calculations of recorded amounts, obtaining, reading, and evaluating relevant regulatory orders issued by the IURC to the Company, and considering regulatory precedents established by the IURC, to evaluate the likelihood of recovering regulatory assets, the sufficiency of regulatory liabilities and the accuracy and completeness of required disclosures related to the impacts of rate regulation and regulatory developments.

Asset Retirement Obligations

Description of the Matter
At December 31, 2025, the Company’s asset retirement obligations (“ARO”) totaled $573.2 million. As described in Note 4 to the consolidated financial statements, the Company’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The Company incurred ARO liabilities of $72.6 million and made revisions to cash flow and timing estimates of its existing ARO liabilities of $132.7 million during 2025. In 2025, liabilities incurred primarily relate to additional Coal Combustion Residuals (“CCR") liabilities and revisions were primarily associated with updates to the Petersburg and Harding Street Corrective Measures Assessments related to ash ponds and groundwater treatment.

Auditing the Company’s 2025 ARO liabilities incurred related to additional CCR liabilities and ARO liabilities revised for the Petersburg and Harding Street Corrective Measures Assessments was complex and highly judgmental due to the significant estimation required by management to determine the cost estimates of the legal obligations associated with the Company's generating plants, transmission system and distribution system. In particular, the estimate was sensitive to the scope and method of decommissioning utilized to determine the related cash flows.

How We Addressed the Matter in Our Audit
To test these ARO liabilities incurred or revised in 2025, our audit procedures, among others, included testing the effectiveness of management's controls, such as the Company's evaluation of the cost estimate assumption, evaluating the appropriateness of the Company’s methodology, interviewing members of the Company’s environmental staff and testing the scope and method of decommissioning. We involved our specialists in our assessment of the scope and method of decommissioning for the Company’s ARO liabilities incurred or revised, including reviewing the Company’s methodology, evaluating the reasonableness of the related cash flows, and assessing completeness of the estimates based upon regulatory requirements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Indianapolis, Indiana
March 2, 2026

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2025, 2024 and 2023
	2025	2024	2023
	(In Thousands)
REVENUE	$1,933,080	$1,643,793	$1,649,917

OPERATING COSTS AND EXPENSES:
Fuel	476,516	359,132	494,000
Power purchased	146,464	148,412	159,908
Operation and maintenance	551,398	476,494	477,880
Depreciation and amortization	366,565	329,468	287,863
Taxes other than income taxes	26,516	27,478	24,864
Other, net	(164)	(106)	(361)
Total operating costs and expenses	1,567,295	1,340,878	1,444,154

OPERATING INCOME	365,785	302,915	205,763

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	2,547	3,991	9,315
Interest expense	(176,310)	(172,150)	(142,926)
Other expense, net	(1,770)	(1,163)	(410)
Total other expense, net	(175,533)	(169,322)	(134,021)

INCOME BEFORE INCOME TAX	190,252	133,593	71,742

Income tax expense	103,133	28,364	14,715
NET INCOME	87,119	105,229	57,027

Net loss attributable to noncontrolling interests	(236,241)	(28,294)	(26,093)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$323,360	$133,523	$83,120

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2025, 2024 and 2023
	2025	2024	2023
	(In Thousands)
NET INCOME	$87,119	$105,229	$57,027

Derivative activity:
Change in derivative fair value, net of income tax effect of $0, $(2,193) and $(528), for each respective period	—	6,626	1,594
Reclassification to earnings, net of income tax effect of $575, $179 and $(1,798), for each respective period	(1,737)	(542)	5,431
Net change in fair value of derivatives	(1,737)	6,084	7,025
Other comprehensive (loss) / income	(1,737)	6,084	7,025

Comprehensive income	85,382	111,313	64,052

Less: comprehensive loss attributable to noncontrolling interests	(236,241)	(28,294)	(26,093)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$321,623	$139,607	$90,145

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2025 and 2024
	2025	2024
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,834	$26,647
Accounts receivable, net of allowance for credit losses of $14,057 and $29,798, respectively	296,216	313,078
Inventories	73,783	99,935
Regulatory assets, current	82,136	134,328
Taxes receivable	18,247	9,401
Prepayments and other current assets	28,349	26,087
Total current assets	568,565	609,476
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $3,288,070 and $3,071,167, respectively	6,019,436	5,461,243
Intangible assets, net	285,960	232,210
Regulatory assets, non-current	615,324	619,029
Pension plan assets	33,938	24,941
Other non-current assets	233,954	192,126
Total non-current assets	7,188,612	6,529,549
TOTAL ASSETS	$7,757,177	$7,139,025
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 7 and 15)	$90,056	$539,841
Accounts payable	278,886	271,235
Accrued taxes	27,636	26,253
Accrued interest	48,696	43,388
Customer deposits	15,199	11,892
Regulatory liabilities, current	32,401	11,915
Asset retirement obligations, current	40,724	32,161
Accrued and other current liabilities	46,429	26,231
Total current liabilities	580,027	962,916
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 7 and 15)	3,920,555	3,642,587
Deferred income tax liabilities	455,941	380,758
Regulatory liabilities, non-current	259,062	404,021
Accrued other postretirement benefits	3,159	2,834
Asset retirement obligations, non-current	532,463	346,299
Other non-current liabilities	8,403	8,499
Total non-current liabilities	5,179,583	4,784,998
Total liabilities	5,759,610	5,747,914
COMMITMENTS AND CONTINGENCIES (see Note 11)
REDEEMABLE STOCK OF SUBSIDIARIES	—	38,145
EQUITY:
Common shareholders' equity
Common stock (no par value, 290,000,000 shares authorized; 108,907,318 shares issued and outstanding at December 31, 2025 and 2024)	—	—
Paid in capital	1,808,143	1,247,090
Accumulated other comprehensive income	33,641	35,378
Retained earnings	3,068	2,067
Total common shareholders' equity	1,844,852	1,284,535
Noncontrolling interests	152,715	68,431
Total equity	1,997,567	1,352,966
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES AND EQUITY	$7,757,177	$7,139,025

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025, 2024 and 2023
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(In Thousands)
Net income	$87,119	$105,229	$57,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366,565	329,468	287,863
Amortization of deferred financing costs and debt discounts	3,671	3,567	3,880
Deferred income taxes and investment tax credit adjustments - net	72,422	835	32,653
Allowance for equity funds used during construction	(2,547)	(3,991)	(9,315)
Tax credit transfer proceeds allocated to noncontrolling interest	133,010	—	—
Change in certain assets and liabilities:
Accounts receivable	(8,007)	(54,523)	(17,398)
Inventories	18,441	24,285	(30,171)
Current regulatory assets and liabilities	73,180	(56,503)	30,327
Non-current regulatory assets and liabilities	(9,285)	(67,186)	24,031
Prepayments and other current assets	(2,772)	2,269	(6,476)
Accounts payable	16,400	(52,951)	46,993
Accrued and other current liabilities	7,254	(21,640)	2,790
Accrued taxes payable/receivable	(3,485)	34,066	(18,375)
Accrued interest	5,308	9,749	192
Pension and other postretirement benefit assets and liabilities	1,167	2,485	1,625
Other non-current liabilities	(27,209)	(18,083)	(9,445)
Other - net	(7,813)	2,851	(4,268)
Net cash provided by operating activities	723,419	239,927	391,933
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(787,270)	(931,322)	(902,705)
Project development costs	(2,068)	(4,430)	(4,462)
Acquisitions	(77,640)	(48,368)	—
Cost of removal payments	(31,973)	(39,133)	(45,595)
Contributions in aid of construction	28,175	—	—
Insurance proceeds	—	—	4,900
Purchase of intangibles	—	(4,363)	(44,650)
Other	—	1,559	(361)
Net cash used in investing activities	(870,776)	(1,026,057)	(992,873)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	470,000	750,000	435,000
Repayments under revolving credit facilities	(570,000)	(805,000)	(280,000)
Short-term borrowings	—	400,000	300,000
Short-term borrowings from affiliate	—	92,000	—
Repayments of short-term borrowings	(400,000)	(392,000)	—
Long-term borrowings	350,000	1,050,000	—
Retirement of long-term borrowings	(40,000)	(445,000)	—
Contributions from shareholders	564,300	225,000	—
Distributions to shareholders	(325,715)	(156,638)	(104,287)
Sales to noncontrolling interests	291,427	84,142	77,921
Distributions to noncontrolling interests	(143,371)	(3,464)	—
Payments for financing fees	(5,659)	(14,263)	(350)
Payments for financed capital expenditures	—	(23,673)	—
Proceeds received from termination of interest rate swaps	—	23,114	—
Other	(438)	(20)	(313)
Net cash provided by financing activities	190,544	784,198	427,971
Net change in cash, cash equivalents and restricted cash	43,187	(1,932)	(172,969)
Cash, cash equivalents and restricted cash at beginning of year	26,652	28,584	201,553
Cash, cash equivalents and restricted cash at end of year	$69,839	$26,652	$28,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$165,833	$155,612	$129,113
Income taxes	$36,500	$—	$—
Non-cash investing activities:
Accruals for capital expenditures	$143,857	$162,450	$124,626
Changes to right-of-use assets - finance leases	$21,245	$72,462	983
Non-cash financing activities:
Changes to financing lease liabilities	$(20,146)	$(69,318)	$(1,408)
Non-cash contributions from noncontrolling interests	$133,010	$—	$—

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2025, 2024 and 2023

	Common Shareholders' Equity
	Common Stock
(in Thousands)	Outstanding Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Common Shareholders' Equity		Noncontrolling Interests	Redeemable Stock Of Subsidiaries
Balance at January 1, 2023	108,907	$—	$1,068,357	$22,269	$(108)	$1,090,518		$—	$—
Net income (loss)	—	—	—	—	83,120	83,120		(26,093)	—
Other comprehensive income	—	—	—	7,025	—	7,025			—
Distributions to shareholders(1)	—	—	(46,457)	—	(57,830)	(104,287)		—	—
Sales to noncontrolling interests	—	—	—	—	—	—	79,347	79,347	—
Other	—	—	92	—	—	92		—	—
Balance at December 31, 2023	108,907	—	1,021,992	29,294	25,182	1,076,468		53,254	—
Net income / (loss)	—	—	—	—	133,523	133,523		(28,294)	—
Other comprehensive income	—	—	—	6,084	—	6,084			—
Distributions to shareholders	—	—	—	—	(156,638)	(156,638)		—	—
Sales to noncontrolling interests	—	—	—	—	—	—		46,935	38,145
Distributions to noncontrolling interests	—	—	—	—	—	—		(3,464)	—
Contributions from shareholders	—	—	225,000	—	—	225,000		—	—
Other	—	—	98	—	—	98		—	—
Balance at December 31, 2024	108,907	—	1,247,090	35,378	2,067	1,284,535		68,431	38,145
Net income / (loss)	—	—	—	—	323,360	323,360		(236,241)	—
Other comprehensive income	—	—	—	(1,737)	—	(1,737)		—	—
Distributions to shareholders(1)	—	—	(3,356)	—	(322,359)	(325,715)		—	—
Sales to noncontrolling interests	—	—	—	—	—	—		239,781	52,960
Distributions to noncontrolling interests	—	—	—	—	—	—		(143,371)	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests	—	—	—	—	—	—		91,105	(91,105)
Contributions from shareholders	—	—	564,300	—	—	564,300		—	—
Contributions from noncontrolling interests	—	—	—	—	—	—		133,010	—
Other	—	—	109	—	—	109		—	—
Balance at December 31, 2025	108,907	$—	$1,808,143	$33,641	$3,068	$1,844,852		$152,715	$—

(1) IPALCO made return of capital payments of $3.4 million, $0.0 million and $46.5 million in 2025, 2024 and 2023, respectively, representing the portion of distributions to shareholders that exceed the Retained Earnings balance at the time of the distributions.

See Notes to Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 533,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations all within the state of Indiana. The first station, Petersburg, consists of two coal-fired units; however, AES Indiana is in the process of converting these remaining two coal-fired units to natural gas in 2026 (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation"). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of December 31, 2025, AES Indiana’s net electric generation design capacity at these generating stations for winter is 3,070 MW and summer is 2,925 MW.

AES Indiana also owns four renewable energy facilities currently in operations, all within the state of Indiana. The first renewable facility is a 195 MW solar project (“Hardy Hills Solar”). The second is a 106 MW wind facility (“Hoosier Wind”). The third is a 200 MW (800 MWh) battery energy storage system facility (“Pike County BESS”). The fourth is a 250 MW solar and 45 MW (180 MWh) energy storage facility (“Petersburg Energy Center”). See Note 2, "Regulatory Matters" for further information regarding these renewable facilities.

On May 16, 2025, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Crossvine Solar 1, LLC (“Crossvine"), including the development of 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be placed in service in mid-2027.

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

Principles of Consolidation

IPALCO’s consolidated financial statements are prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, AES Indiana, and its unregulated subsidiary, Mid-America. Furthermore, VIEs in which the Company has an ownership interest and is the primary beneficiary, thus controlling the VIE, as described below, have been consolidated. All intercompany items have been eliminated in consolidation. Certain costs for shared resources among AES Indiana and IPALCO, such as labor and benefits, are allocated to each entity based on allocation methodologies that management believes to be reasonable. We have evaluated subsequent events through the date this report is issued.

Consolidated VIEs

At December 31, 2025, AES Indiana consolidates a number of entities that have been identified as VIEs under ASC 810, Consolidation. These entities are primarily limited liability entities structured to develop and construct renewable generation and energy storage facilities and related assets. These entities were generally determined to have insufficient equity to finance their activities during development and construction without additional subordinated financial support. AES Indiana also has tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with renewables facilities. These tax equity partnerships meet the definition of a VIE as the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kickout rights. Under these arrangements, the third-party investors are allocated earnings, tax attributes, and distributable cash in accordance with the respective limited liability company agreements. The assets of these tax equity partnerships are restricted from transfer under the terms of their limited liability company agreements. The third-party investor’s ownership interest is recorded as either "Redeemable stock of subsidiaries" or "Noncontrolling interests" in the Consolidated Balance Sheets based on applicable guidance. See Note 10, "Equity - Equity Transactions with Noncontrolling Interests" for further information.

Determining whether AES Indiana is the primary beneficiary of a VIE requires judgment, including an assessment of contractual rights, operational responsibilities, and exposure to variability in returns. AES Indiana is considered the primary beneficiary of these VIEs when it has the power to direct the activities that most significantly affect their economic performance, such as construction, budgeting, operations, and maintenance, and it has the obligation to absorb expected losses and the right to receive benefits through its variable interests.

At December 31, 2025 and 2024, the assets of these VIEs were approximately $1,488.7 million and $1,169.3 million, primarily consisting of property, plant and equipment, construction work in progress and other non-current assets. At December 31, 2025 and 2024, the liabilities of these VIEs were approximately $276.4 million and $180.5 million, primarily consisting of finance leases and accounts payable.

Noncontrolling Interests

Noncontrolling interests are classified as a separate component of equity in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity. Additionally, net income attributable to noncontrolling interests is reflected separately from consolidated net income on the Consolidated Statements of Operations and Consolidated Statements of Changes in Equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests. Losses continue to be attributed to the noncontrolling interests, even when the noncontrolling interests' basis has been reduced to zero.

Noncontrolling interests with redemption features that are not solely within the control of the issuer are classified as temporary equity and are included in Redeemable stock of subsidiaries on the Consolidated Balance Sheets. Generally, these instruments are initially measured at fair value and are subsequently adjusted for income and dividends allocated to the noncontrolling interest. Subsequent measurement varies depending on whether the instrument is probable of becoming redeemable. For securities that are currently redeemable or where it is probable that the instrument will become redeemable, any changes from the carrying value to redemption value are recognized in temporary equity against retained earnings or additional paid-in capital in the absence of retained earnings. When the instrument is not probable of becoming redeemable, no adjustment to the carrying value is recognized.

Allocation of Earnings

The Company's renewable project partnerships are subject to profit-sharing arrangements where the allocation of earnings, cash distributions, and tax benefits are not based on fixed ownership percentages. These arrangements exist to designate different allocations of value among the investors, where the allocations change in form or percentage over the life of the partnership. IPALCO uses the HLBV method when it is a reasonable approximation of the profit-sharing arrangement. The HLBV method calculates the proceeds that would be attributable to each partner based on the liquidation provisions of the respective operating partnership agreement if the partnership was to be liquidated at book value at the balance sheet date. Each partner’s share of income in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions (for further discussion, see Note 10, "Equity - Equity Transactions with Noncontrolling Interests").

The HLBV method is used to calculate the earnings attributable to noncontrolling interest when the business is consolidated by IPALCO. In the early months of operations of a renewable generation facility where HLBV results in a significant decrease in the hypothetical liquidation proceeds attributable to the tax equity investor due to the recognition of ITCs or other adjustments as required by the U.S. Internal Revenue Code, the Company records the impact (sometimes referred to as the "Day one gain") to income in the same period.

The following table summarizes the allocation of earnings and tax attributes to tax equity partners under the HLBV method and recognized as Net loss attributable to noncontrolling interests on the accompanying Consolidated Statements of Operations (see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" for further information on these renewable projects):

	For the Years Ended December 31,
	2025	2024	2023
Hardy Hills Solar	$6,872	$28,294	$26,093
Pike County BESS	107,618	—	—
Petersburg Energy Center	121,751	—	—
	$236,241	$28,294	$26,093

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

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	As of December 31,
	2025	2024
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$69,834	$26,647
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$69,839	$26,652

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at December 31:

	As of December 31,
	2025	2024
	(In Thousands)
Accounts receivable, net
Customer receivables	$184,471	$207,353
Unbilled revenue	94,875	90,731
Amounts due from related parties	8,533	6,461
Other	22,394	38,331
Allowance for credit losses	(14,057)	(29,798)
Total accounts receivable, net	$296,216	$313,078

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	For the Years Ended December 31,
	2025	2024
	(In Thousands)
Allowance for credit losses:
Beginning balance	$29,798	$2,283
Current period provision	26,888	26,662
Write-offs charged against allowance	(43,143)	(902)
Recoveries	514	1,755
Ending Balance	$14,057	$29,798

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. Beginning in 2024 and continuing into 2025, the current period provision and allowance for credit losses increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023. This has resulted in higher past due customer receivables. AES Indiana reinstituted the customer disconnections and write-off processes in March 2025, and third-party collection efforts were reinstituted in the third quarter of 2025.

Inventories

We maintain coal, fuel oil, natural gas, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or net realizable value, using the average cost. The following table summarizes our inventories balances at December 31:

	As of December 31,
	2025	2024
	(In Thousands)
Inventories
Fuel	$21,694	$50,842
Materials and supplies, net	52,089	49,093
Total inventories	$73,783	$99,935

Regulatory Accounting

The retail utility operations of AES Indiana are subject to the jurisdiction of the IURC. AES Indiana’s wholesale power transactions are subject to the jurisdiction of the FERC. These agencies regulate AES Indiana’s utility business operations, tariffs, accounting, depreciation allowances, services, issuances of securities and the sale and acquisition of utility properties. The financial statements of AES Indiana are based on GAAP, including the provisions of FASB ASC 980, “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 2, “Regulatory Matters - Regulatory Assets and Liabilities”, for a discussion of specific regulatory assets and liabilities.

Property, Plant and Equipment

Property, plant and equipment is stated at original cost as defined for regulatory purposes. The cost of additions to property, plant and equipment and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.9%, 3.8% and 3.7% during 2025, 2024 and 2023, respectively. Depreciation expense was $307.4 million, $268.6 million, and $244.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. "Depreciation and amortization" expense on the accompanying Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

AES Indiana may receive contributions in aid of construction ("CIAC") from customers that are intended to defray all or a portion of the costs for certain capital projects. AES Indiana accounts for CIAC as a reduction to property, plant and equipment as costs are incurred for the related capital project, while CIAC received in advance of costs incurred are recognized as a liability. As of December 31, 2025, AES Indiana recorded a CIAC liability of $19.2 million, included in "Accrued and other current liabilities" on the Consolidated Balance Sheets.

AFUDC

In accordance with the Uniform System of Accounts prescribed by FERC, AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AES Indiana capitalized amounts using pretax composite rates of 5.4%, 6.6% and 7.1% during 2025, 2024 and 2023, respectively. AFUDC equity and AFUDC debt were as follows for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(In Thousands)
AFUDC equity	$2,547	$3,991	$9,315
AFUDC debt	$33,163	$32,240	$13,739

Impairment of Long-lived Assets

GAAP requires that we test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our property, plant, and equipment was $6.0 billion and $5.5 billion as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, AES Indiana had $226.7 million and $230.4 million, respectively, of long-term regulatory assets associated with retirement costs for Petersburg Units 1 and 2 and the conversion of Petersburg Units 3 and 4. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized on a straight-line basis over their useful lives. The following table presents information related to the Company's intangible assets, including the gross amount capitalized and related amortization:

		December 31,
$ in thousands	Weighted average amortization periods (in years)	2025	2024
Capitalized software	6	$297,631	$280,020
Project development intangible assets	29	145,370	83,149
Other	Various	809	797
Less: Accumulated amortization		(157,850)	(131,756)
Intangible assets - net		$285,960	$232,210

	For the Years Ended December 31,
	2025	2024	2023
Amortization expense	$27,107	$26,193	$14,570

Estimated future amortization
Years ending December 31,
2026			$26,435
2027			23,717
2028			24,014
2029			23,463
2030			20,943
Total			$118,572

Implementation Costs Related to Software as a Service

IPALCO has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $2.7 million and $2.5 million as of December 31, 2025 and 2024, respectively, which are recorded within "Prepayments and other current assets" and "Other non-current assets" on the accompanying Consolidated Balance Sheets.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the face amount of that debt and amortized over the related financing period using the effective interest method. Debt issuance costs related to a line-of-credit or revolving credit facility are deferred and presented as an asset and amortized on a straight-line basis over the related financing period. Make-whole payments in connection with early debt retirements are classified as cash flows from financing activities.

Contingencies

IPALCO accrues for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations and are involved in certain legal proceedings. If IPALCO’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows, although that has not been the case during the periods covered by this report. Accruals for loss contingencies were not material as of December 31, 2025 and 2024. See Note 11, "Commitments and Contingencies - Contingencies" for additional information.

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

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of AOCI / (AOCL) by component during the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

Details about AOCI / (AOCL) components	Affected line item in the Consolidated Statements of Operations	For the Years Ended December 31,
		2025	2024	2023
Net (gains) / losses on cash flow hedges (Note 6):	Interest expense	$(2,312)	$(721)	$7,229
	Income tax effect	575	179	(1,798)
Total reclassifications for the period, net of income taxes		$(1,737)	$(542)	$5,431

See Note 6, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information on the changes in the components of AOCI / (AOCL).

Revenue Recognition

Revenue related to the sale of energy is generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, AES Indiana uses models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, commercial and industrial customers; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. An allowance for credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. Our provision for expected credit losses included in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations was $27.1 million, $27.4 million and $7.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

AES Indiana’s basic rates include a provision for fuel costs as established in AES Indiana’s most recent rate proceeding, which last adjusted AES Indiana’s rates in May 2024. AES Indiana is permitted to recover actual costs of power purchased and fuel consumed, subject to certain restrictions. This is accomplished through quarterly FAC proceedings, in which AES Indiana estimates the amount of fuel and power purchased costs in future periods. Through these proceedings, AES Indiana is also permitted to recover, in future rates, underestimated fuel and power purchased costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that AES Indiana’s rates are adjusted. See also Note 2, “Regulatory Matters”, for a discussion of other costs that AES Indiana is permitted to recover through periodic rate adjustment proceedings and the status of current rate adjustment proceedings.

In addition, we are one of many transmission system owner members of MISO, an RTO which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. See Note 14, “Revenue” for additional information of MISO sales and other revenue streams.

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

Tax Credit Transferability

The IRA allows the owners of renewable energy projects to directly transfer ITCs to unrelated tax credit buyers. In many cases, ITCs are generated at partnerships which are non-tax paying entities for U.S. federal income tax purposes. These entities cannot utilize tax credits, but rather allocate credits to their partners, who report their share of the partnership credits on their individual tax returns. Once a project is placed in service, any portion of the tax credit to be transferred which is allocated to a noncontrolling interest holder is recorded as a noncash deemed contribution within "Noncontrolling interests" or "Redeemable stock of subsidiaries" on the Consolidated Balance Sheets as this represents an increase in the partners’ capital account. To the extent any of the transfer proceeds are contractually obligated to be distributed to the noncontrolling interest holder, the Company records a corresponding noncash deemed distribution within "Noncontrolling interests" or "Redeemable stock of subsidiaries." The receipt of cash from the transfer of tax credits, inclusive of the portion allocated to noncontrolling interest holders, is treated as an operating cash inflow on the Consolidated Statements of Cash Flows.

During the year ended December 31, 2025, Pike County Energy Storage JV, LLC executed an agreement to transfer ITCs directly to a third party for $133.0 million. This amount was allocated to noncontrolling interest and treated as a capital contribution from the noncontrolling interest holder with no income tax benefit recorded by the Company. Pike County Energy Storage JV, LLC received and distributed to the noncontrolling interest holder cash proceeds from these tax credit transfers of $133.0 million during the year ended December 31, 2025.

Repair and Maintenance Costs

Repair and maintenance costs are expensed as incurred.

Per Share Data

IPALCO is owned by AES U.S. Investments and CDPQ. IPALCO does not report earnings on a per-share basis.

New Accounting Pronouncements Adopted in 2025

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
		December 31, 2025	The Company adopted the standard on a prospective basis. See Note 8, "Income Taxes" for impact.

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
2025-09: Hedge Accounting Improvements
Issue 1: Similar Risk Assessment for Cash Flow Hedges

The amendments in this Update permit grouping forecasted transactions in a cash flow hedge based on similar risk exposures, subject to initial and ongoing risk assessments.

Issue 2: Hedging Forecasted Interest Payments on Choose‑Your‑Rate Debt

The amendments in this Update provide a model to facilitate the application of cash flow hedge accounting for forecasted interest payments on variable‑rate debt that permits borrowers to change the interest rate index and reset frequency (“choose‑your‑rate” debt).

Issue 3: Cash Flow Hedges of Nonfinancial Forecasted Transactions

The amendments in this Update expand hedge accounting for forecasted purchases and sales of nonfinancial assets by allowing hedging of eligible price components and subcomponents, subject to specific criteria.

Issue 4: Net Written Options as Hedging Instruments

The amendments in this Update eliminate the requirement to apply the net written option test to compound derivatives consisting of a swap and a written option that are designated as hedging instruments in cash flow or fair value hedges of interest rate risk.

Issue 5: Foreign‑Currency‑Denominated Debt Used in Dual Hedges

The amendments in this Update eliminate recognition and presentation mismatches in dual hedge strategies by excluding fair value hedge basis adjustments from net investment hedge effectiveness assessments and requiring related foreign exchange gains and losses to be recognized in earnings. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, and should be applied prospectively for all hedging relationships that exist at the date of adoption. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, and should be applied prospectively for all hedging relationships that exist at the date of adoption.
We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

2025-11: Interim Reporting (Topic 270)—Narrow-Scope Improvements
The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270 by organizing existing GAAP interim disclosure requirements into a single framework and clarifying when additional disclosures are required for material events occurring after the most recent annual reporting period.
	The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2025-12: Codification Improvements
The amendments in this Update include 34 issues that represent changes to the Codification that clarify, correct errors, or make minor improvements, making the Codification easier to understand and apply. The amendments in this Update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear.

The amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis as of the beginning of an annual reporting period.
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

Basic Rates and Charges

Our basic rates and charges represent the largest component of our annual revenue. Our basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes, including a fair return on the fair value of the utility property used and useful in providing service to customers. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve AES Indiana, the IURC, the OUCC, and other interested stakeholders. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property.

Our declining block rate structure generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, fuel costs, generating unit availability, and capital expenditures, including those required by environmental regulations, can affect the return realized.

Regulatory Rate Review and Base Rate Orders

On June 3, 2025, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. The factors leading to AES Indiana’s base rate increase request include inflationary impacts on operations and maintenance expenses and continued investments in generation, transmission and distribution assets. AES Indiana is also seeking recovery of increased costs to support its vegetation management plan, storm restoration costs and technology to enhance resiliency and reliability. On October 15, 2025, AES Indiana entered into a Stipulation and Settlement Agreement (the “Settlement”) with most parties in AES Indiana's pending regulatory rate review at the IURC. This Settlement provides for updated base rates for electric services in AES Indiana's territory and is subject to, and conditioned upon, approval by the IURC. Among other things, the Settlement proposes an increase in AES Indiana's revenue of $90.7 million and provides a return on common equity of 9.75% and cost of long-term debt of 5.34%, on a rate base of approximately $5.5 billion for AES Indiana's 2027 electric service base rates. The partial settlement agreement also includes a commitment to not implement additional base rate increases, following the implementation of new base rates under the Settlement, until at least January of 2030 and to not start a second TDSIC Plan before January of 2028. An evidentiary hearing with the IURC was held on January 28 and 29, 2026, and AES Indiana anticipates a final order from the IURC in the second quarter of 2026.

On April 17, 2024, the IURC issued an order (the “2024 Base Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the OUCC and the other intervening parties in AES Indiana’s base rate case filing. Among other matters and consistent with the Stipulation and Settlement Agreement, the 2024 Base Rate Order approves an increase in AES Indiana's total annual operating revenue of $71 million for AES Indiana’s electric service and provides a return on common equity of 9.9% and cost of long-term debt of 4.9% on a rate base of approximately $3.5 billion. Updated customer rates and charges became effective on May 9, 2024. The 2024 Base Rate Order provides that annual wholesale margins earned above (or below) the benchmark of $28.6 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Similarly, the 2024 Base Rate Order provides that all capacity sales and expenses above (or below) an expense benchmark of $19.0 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. The factors leading to AES Indiana's base rate increase request included inflationary impacts on operations and maintenance expenses, investments in the transmission and distribution systems, and modernization of its customer systems.

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

AES Indiana has not reported earnings in excess of the authorized level that exceeds the Cumulative Deficiency for any FAC periods in calendar years 2023, 2024 and 2025.

ECCRA

AES Indiana may apply to the IURC for approval of a rate adjustment known as the ECCRA periodically to recover costs (including a return) to comply with certain environmental regulations applicable to AES Indiana’s generating stations, recover costs (including a return) on certain investments in renewable and battery energy storage projects, and recover the retail portion of costs for generation consumables and environmental allowances. The total amount of AES Indiana’s environmental equipment and renewable projects approved for ECCRA recovery as of December 31, 2025 was $851.6 million. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending February 2026 is a net cost to customers of $114.9 million.

DSM

Through various rate orders from the IURC, AES Indiana has been able to recover its costs of implementing various DSM programs throughout the periods covered by this report. In 2025, 2024 and 2023, AES Indiana also had the ability to receive financial incentives, dependent upon the level of success of the programs. Financial incentives included in rates for the years ended December 31, 2025, 2024 and 2023 were $4.6 million, $3.8 million and $2.7 million, respectively.

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

AES Indiana filed a petition with the IURC on May 31, 2024 asking for approval of a two-year DSM plan for the 2025-2026 program years, which was approved by the IURC on January 8, 2025. The approval included cost recovery of programs as well as financial incentives, depending on the level of success of the programs. The order also approved recovery of lost revenue, consistent with the provisions of the settlement agreement.

Wind and Solar Power Purchase Agreements

We are currently committed under another agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota, which has a maximum output capacity of approximately 200 MW. In addition, we have 94.5 MW of solar-generated electricity in our service territory under long-term contracts (these long-term contracts have expiration dates ranging from 2026 to 2033), of which 94.0 MW was in operation as of December 31, 2025. We have authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC. If and when AES Indiana sells the renewable energy attributes (in the form of renewable energy credits) generated from these facilities, the proceeds would pass back to benefit AES Indiana’s retail customers through the FAC.

We were previously committed under a power purchase agreement to purchase all wind-generated electricity through 2029 from a wind project in Indiana ("Hoosier Wind"), which had a maximum output capacity of approximately 100 MW. AES Indiana acquired Hoosier Wind in February 2024, and the existing power purchase agreement was terminated upon closing (see "IRP Filings and Replacement Generation - Hoosier Wind" below for further information).

TDSIC

In 2013, Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, was signed into law. The TDSIC statute was revised in 2019. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a plan of at least five years and not more than seven for eligible investments. The first eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation, and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next base rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenue.

On March 4, 2020, the IURC issued an order approving the projects in a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on and of investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered with the TDSIC rider rate filings by six months as ordered by the IURC and are filed each December.

Per the TDSIC statute, a public utility may not file a petition within nine months after the date on which the commission issues an order changing the public utility's basic rates and charges with respect to the same type of utility service. The TDSIC Rider rate filing in June 2025 included twenty-four months of TDSIC revenue requirement because there was no TDSIC Rider rate filing in 2024 due to the timing of the 2024 Base Rate Order.

The total amount of AES Indiana’s equipment net of depreciation, including carrying costs, approved for TDSIC recovery as of December 31, 2025 was $488.5 million. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending October 2026 is a net cost to customers of $43.9 million.

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

2022 IRP

In December 2022, AES Indiana filed its 2022 IRP with the IURC, which describes AES Indiana’s Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana’s retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana’s reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas (see "Petersburg Repowering" below for further information). Resulting from this IRP, AES Indiana also added three renewable projects to its generation portfolio, including Pike County BESS, Hoosier Wind and Crossvine.

Petersburg Repowering

On March 11, 2024, AES Indiana filed for approval of a CPCN with the IURC to convert Petersburg Units 3 and 4 from coal to natural gas ("Petersburg Repowering") and to recover costs through future rates. On November 6, 2024, the IURC issued an order approving the CPCN which includes: (1) approval of Petersburg Repowering and (2) approval of the accounting and ratemaking requests associated with Petersburg Repowering including AES Indiana's creation of regulatory assets for the remaining net book value of the Petersburg Units 3 and 4 retired assets, and certain materials and supplies inventories that will no longer be used, and recovery of certain other costs. Petersburg Unit 3 was taken offline in February 2026, and Petersburg Unit 4 is expected to be taken offline in June 2026. Construction activities are ongoing, with the units as converted expected to come back online for commissioning by May 2026 and October 2026, respectively.

As a result of the resolutions from this order, AES Indiana has $113.9 million and $101.0 million of projected Petersburg Units 3 and 4 retirement costs (including MATS equipment which was approved for recovery in Cause No. 44242 – CPCN to construct, install and use clean coal technology), and $20.7 million and $20.4 million of materials and supplies inventories that will no longer be used, upon retirement, recorded as long-term regulatory assets as of December 31, 2025 and 2024, respectively.

Hardy Hills Solar

In January 2021, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the acquisition and construction of 195 MW Hardy Hills Solar to be developed in Clinton County, Indiana. In December 2023, the first stage of construction for Hardy Hills Solar was completed and placed in service, with initial operations for over half of the project commencing on December 28, 2023. Construction was completed for the remaining MW and the project achieved full commercial operations in May 2024.

Petersburg Energy Center

In July 2021, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the acquisition and construction of a 250 MW solar and 45 MW (180 MWh) energy storage facility to be developed in Pike County, Indiana. In October 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2025, and adjusting for increased project costs. On December 22, 2022, AES Indiana filed a petition with the IURC for approval of these revisions, which was approved in May 2023. On August 31, 2023, AES

Indiana closed on the agreement for the acquisition and construction of Petersburg Energy Center. This transaction was accounted for as an asset acquisition of a VIE that did not meet the definition of a business; therefore, the individual assets were recorded at their fair values. Total net assets of $48.7 million were recorded in the accompanying Consolidated Balance Sheets associated with the transaction, primarily consisting of project development intangible assets (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets" for further information). In November 2025, Petersburg Energy Center was placed in service.

Pike County BESS

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. On July 19, 2023, AES Indiana filed a petition and case-in-chief with the IURC seeking approval for a Clean Energy project and associated timely cost recovery under Indiana Code for this project. A hearing for this case was held in October 2023, and IURC approval was received on January 17, 2024. In March 2025, Pike County BESS was placed in service.

Hoosier Wind

In August 2023, AES Indiana filed for IURC issuance of a CPCN approving the acquisition of 100% of the membership interests in Hoosier Wind, LLC (“Hoosier Wind”), which is an existing 106 MW wind facility located in Benton County, Indiana. IURC approval was received on January 24, 2024, and the transaction closed on February 29, 2024. Immediately following the acquisition of Hoosier Wind, the legal entity was dissolved by AES Indiana. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. Of the total consideration transferred of $92.6 million, including transaction costs, approximately $48.8 million was allocated to the identifiable assets acquired on a relative fair value basis, primarily consisting of tangible wind farm assets and typical working capital items. The remaining consideration was allocated to the termination of the pre-existing power purchase agreement between AES Indiana and Hoosier Wind, which was deferred as a long-term regulatory asset.

Crossvine

On August 1, 2024, AES Indiana executed an agreement for the acquisition of a development stage solar and BESS project to be developed in Dubois County, Indiana. AES Indiana plans to build 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be placed in service in mid-2027. AES Indiana filed a petition and case-in-chief with the IURC in August 2024, seeking a CPCN for this project, and IURC approval was received on April 9, 2025. On May 16, 2025, AES Indiana closed on the agreement for the acquisition of Crossvine Solar 1, LLC. This transaction was accounted for as an asset acquisition of a variable interest entity that did not meet the definition of a business; therefore, the identifiable assets and liabilities were recorded at their fair values. Total net assets of $77.6 million were recorded on the accompanying Consolidated Balance Sheets associated with the transaction, primarily consisting of a project development intangible asset valued at $63.5 million and construction work in progress (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets" for further information).

Incentives for Clean Energy Projects

Indiana Code 8-1-8 (the "clean energy statute") offers certain incentives for clean energy projects. Primarily, it allows for the timely recovery of costs and expenses incurred during construction and operation of eligible projects outside of a base rate proceeding. Clean energy projects eligible for incentives under this statute include renewable energy resources such as wind, photovoltaic cells and panels, solar energy, and energy storage systems or technologies, among others. AES Indiana filed for and received IURC approval of Crossvine, Hoosier Wind, Pike County BESS, Petersburg Energy Center, Hardy Hills Solar and Petersburg Repowering under this statute. AES Indiana continues to evaluate projects which may also be filed under this statute.

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

The following table presents AES Indiana's regulatory assets and liabilities:

			December 31,
	Type of Recovery	Recovery Period	2025	2024
			(In Thousands)
Regulatory assets, current:
Undercollections of rate riders	B	2026	$68,922	$115,911
Costs being recovered through basic rates and charges	A/B	2026	13,214	18,417
Total regulatory assets, current			82,136	134,328
Regulatory assets, non-current:
Unrecognized pension and other
postretirement benefit plan costs	A/B	Ongoing	108,355	124,176
Petersburg Units 1 and 2 retirement costs	A	2033	112,803	129,375
Petersburg Units 3 and 4 retirement costs	A/B	Undetermined (C)	134,608	121,351
TDSIC costs	A	2060	71,758	52,469
Environmental costs	A/B	2044	54,000	65,186
Hoosier Wind	A	2039	48,208	53,394
Other undercollections to be collected through rate riders	A/B	Various	39,613	27,607
Other costs being recovered through basic rates and charges	A/B	Various	26,619	29,140
Other regulatory assets, non-current	A/B	Various	19,360	16,331
Total regulatory assets, non-current			615,324	619,029
Total regulatory assets			$697,460	$753,357

Regulatory liabilities, current:
Overcollections and other credits being passed
to customers through rate riders	B	2026	$27,078	$8,959
to customers through transmission rates	A	2026	1,817	—
FTRs	B	2026	3,506	2,956
Total regulatory liabilities, current			32,401	11,915
Regulatory liabilities, non-current:
ARO and accrued asset removal costs	B	Not applicable	188,456	344,506
Deferred income taxes payable to customers through rates	B	Ongoing	54,663	58,378
Environmental Compliance Rider	B	Ongoing	12,060	146
Other regulatory liabilities, non-current	B	2028	3,883	991
Total regulatory liabilities, non-current			259,062	404,021
Total regulatory liabilities			$291,463	$415,936

A – Recovery of incurred costs plus rate of return. Refund of incurred credits, plus rate of return.
B – Recovery of incurred costs without a rate of return. Refund of incurred credits without a rate of return.
C – Petersburg Units 3 and 4 retirement costs included in pending rate case filed with IURC in June 2025. Recovery period pending final order from the IURC.

Current Regulatory Assets and Liabilities

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain.

Undercollections to be collected through rate riders

Current undercollections to be collected through rate riders include: (i) DSM, (ii) ECCRA costs, (iii) Off System Sales Margin Sharing, (iv) Capacity rider costs, (v) overcollection of MISO rider costs, and (vi) TDSIC.

Costs being recovered through basic rates and charges

Current regulatory assets also include the current portion of certain deferred costs to be collected through base rates, which include: (i) Rate case costs, (ii) COVID-19 costs, (iii) one-time implementation costs and Software as a Service costs related to the ACE project, and (iv) environmental costs. With the exception of environmental costs, costs recovered through base rates do not earn a return on investment.

Overcollections and other credits being returned through rate riders

Current overcollections to be returned through rate riders include: (i) Green Power and (ii) deferred fuel costs.

Overcollections being returned through transmission Rates

Transmission formula rate assets and liabilities represent the amounts due from/to customers as a result of the implementation of transmission formula rates, which are adjusted each year based on actual revenue and costs from a previous year.

FTRs

In connection with AES Indiana’s participation in MISO, in the second quarter of each year AES Indiana is granted financial instruments that can be converted into cash or FTRs based on AES Indiana’s forecasted peak load for the period. See Note 5, “Fair Value - Fair Value Hierarchy and Valuation Techniques - Financial Assets - FTRs” for additional information.

Non-Current Regulatory Assets and Liabilities

Other undercollections to be collected through rate riders

Non-current undercollections to be collected through rate riders include: (i) Hardy Hills Solar project costs, (ii) Petersburg Energy Center project costs, (iii) Pike County BESS project costs, and (iv) Crossvine project costs.

Other costs being recovered through basic rates and charges

Non-current regulatory assets also include the non-current portion of certain deferred costs to be collected through base rates, which include: (i) Major storm costs, (ii) COVID-19 costs, and (iii) one-time implementation costs and Software as a Service costs related to the ACE project. With the exception of ACE one-time implementation costs and Software as a Service costs, costs recovered through base rates do not earn a return on investment.

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

Petersburg Units 1 and 2 Retirement Costs

These consist of the remaining unamortized net book value of Petersburg Unit 1 and 2 which were retired as a result of AES Indiana's 2019 IRP. These costs are currently being recovered through base rates under the 2024 Base Rate Order over a period of ten years.

Petersburg Units 3 and 4 Retirement Costs

On November 6, 2024, the IURC issued an order approving the CPCN to convert Petersburg Units 3 and 4 from coal to natural gas. As a result of this order and in accordance with ASC 980, it was determined that the conversion of Petersburg Units 3 and 4 from coal to natural gas became probable, and the projected remaining net book value of the Petersburg Units 3 and 4 retired assets of $113.9 million and materials and supplies inventories that will no longer be used of $20.7 million were reclassified from net property, plant and equipment and inventories, respectively, to long-term regulatory assets. See “IRP Filings and Replacement Generation” above for additional discussion.

TDSIC Costs

These consist of various costs incurred for AES Indiana's approved TDSIC Plan. These costs were approved for recovery through AES Indiana's TDSIC proceedings and amortization periods range from 1 to 36 years. See “TDSIC” above for additional discussion.

Environmental Compliance Rider

These consist of various costs and credits incurred to comply with environmental regulations. These costs and credits were approved for recovery or return either through AES Indiana's ECCRA proceedings or in the 2024 Base Rate Order. Amortization periods vary, ranging from 1 to 18 years.

Hoosier Wind

As discussed above in “IRP Filings and Replacement Generation”, AES Indiana acquired Hoosier Wind on February 29, 2025. The transaction was accounted for as an asset acquisition and a portion of the consideration transferred was allocated to the termination of the pre-existing power purchase agreement between AES Indiana and Hoosier Wind, which was deferred as a long-term regulatory asset. This regulatory asset also includes deferred operation and maintenance and carrying costs on AES Indiana's investment in accordance with the approved CPCN. The investment costs, including operations and maintenance and carrying costs, were approved for recovery via the ECCRA rider until the project is included in a future base rate case.

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

On December 22, 2017, the U.S. federal government enacted the TCJA, which, among other things, reduced the federal corporate income tax rate from 35% to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, AES Indiana and IPALCO remeasured their deferred income tax assets and liabilities using the new tax rate. The impact of the reduction of the income tax rate on deferred income taxes was utilized in the 2018 Base Rate Order to reduce jurisdictional retail rates. Accordingly, we have a net regulatory deferred income tax liability of $54.7 million and $58.3 million as of December 31, 2025 and 2024, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

The original cost of property, plant and equipment segregated by functional classifications follows:

	As of December 31,
	2025	2024
	(In Thousands)
Production	$5,193,079	$4,303,827
Transmission	569,083	516,178
Distribution	2,818,347	2,562,827
General plant	284,679	251,715
Total property, plant and equipment in service	8,865,188	7,634,547
Less: Accumulated depreciation	3,288,070	3,071,167
Net property, plant and equipment in service	5,577,118	4,563,380
Construction work in progress	442,318	897,863
Property, plant and equipment, net	$6,019,436	$5,461,243

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

AES Indiana’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liabilities for the periods indicated:

	2025	2024
	(In Thousands)
Balance as of January 1	$378,460	$249,930
Liabilities incurred	72,621	9,060
Liabilities settled	(28,301)	(14,539)
Revisions to cash flow and timing estimates	132,736	117,743
Accretion expense	17,671	16,266
Balance as of December 31	$573,187	$378,460
Less: ARO liabilities, current	40,724	32,161
ARO liabilities, non-current	$532,463	$346,299

ARO liabilities incurred primarily relate to additional CCR liabilities, as well as decommissioning costs for AES Indiana’s renewable projects. AES Indiana recorded revisions to its ARO liabilities during these two periods primarily to reflect revisions to cash flow estimates due to increases in closure costs and groundwater treatment measures for ash ponds and landfills. For the year ended December 31, 2025, revisions were primarily associated with updates to the Petersburg and Harding Street Corrective Measures Assessments related to ash ponds and groundwater treatment. For the year ended December 31, 2024, revisions were primarily associated with a revised decommissioning study for AES Indiana. As of December 31, 2025 and 2024, AES Indiana did not have any assets that are legally restricted for settling its ARO liabilities.

5. FAIR VALUE

The fair value of current financial assets and liabilities approximates their reported carrying amounts. The estimated fair value of the Company’s assets and liabilities have been determined using available market information.

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

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within "Other non-current assets" on the accompanying Consolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur and are recorded in "Other expense, net" on the accompanying Consolidated Statements of Operations. These changes to fair value were not material for the years ended December 31, 2025, 2024, or 2023.

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

Forward Power Contracts

As of December 31, 2025 and 2024, all outstanding forward power contracts had settled and there was no notional amount outstanding. All changes in the market value of the forward power contracts were recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 6, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

Interest Rate Hedges

In March 2024, IPALCO's interest rate hedges with a combined notional amount of $400.0 million were terminated in conjunction with the issuance of the 2034 IPALCO Notes. All changes in the market value of the interest rate hedges are recorded in AOCI. See also Note 6, "Derivative Instruments and Hedging Activities - Cash Flow Hedges" for further information.

Recurring Fair Value Measurements

The fair value of assets at December 31, 2025 and 2024 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of December 31, 2025				Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$104	$—	$—	$104	$86	$—	$—	$86
Mutual funds	4,324	—	—	4,324	3,947	—	—	3,947
Total VEBA investments	4,428	—	—	4,428	4,033	—	—	4,033
FTRs	—	—	1,584	1,584	—	—	1,526	1,526
Total financial assets measured at fair value	$4,428	$—	$1,584	$6,012	$4,033	$—	$1,526	$5,559

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Reconciliation of Financial Instruments Classified as Level 3
(In Thousands)
Balance at January 1, 2024	$1,388
Issuances	3,811
Settlements	(3,673)
Balance at December 31, 2024	1,526
Issuances	4,718
Settlements	(4,660)
Balance at December 31, 2025	$1,584

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2025		December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,948,800	$3,812,563	$3,638,800	$3,404,473
Variable-rate	—	—	500,000	500,000
Total indebtedness	$3,948,800	$3,812,563	$4,138,800	$3,904,473

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $36.5 million and $34.7 million at December 31, 2025 and 2024, respectively; and
•unamortized discounts of $10.3 million and $9.4 million at December 31, 2025 and 2024, respectively.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use derivatives principally to manage the interest rate risk associated with refinancing our long-term debt and the risk of price changes for fuel and power purchased. The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. We monitor and value derivative positions monthly as part of our risk management processes. We use published sources for pricing, when possible, to mark positions to market. All of our derivative instruments are used for risk management purposes and are designated as cash flow hedges if they qualify under ASC 815 for accounting purposes.

At December 31, 2025, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	3,068	—	3,068
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

The following tables provide information on gains or losses recognized in AOCI / (AOCL) for the cash flow hedges for the periods indicated:

	Interest Rate Hedges for the Years Ended December 31,
$ in thousands (net of tax)	2025	2024	2023
Beginning accumulated derivative gain in AOCI	$35,378	$29,294	$22,269

Net gains associated with current period hedging transactions	—	6,626	1,594
Net (gains) / losses reclassified to interest expense	(1,737)	(542)	5,431
Ending accumulated derivative gain in AOCI	$33,641	$35,378	$29,294

Net gain expected to be reclassified to earnings in the next twelve months	$1,737

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

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2025 and 2024, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO's derivative instruments (in thousands):

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2025	2024
FTRs	Not a Cash Flow Hedge	Derivative assets, current	$1,584	$1,526

7. DEBT

The following table presents our long-term debt:

		December 31,
Series	Due	2025	2024
		(In Thousands)
AES Indiana first mortgage bonds:
0.65% (1)	August 2025	$—	$40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
5.05%	August 2035	350,000	—
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	650,000
Unamortized discount – net		(9,021)	(8,093)
Deferred financing costs		(27,705)	(25,469)
Total AES Indiana first mortgage bonds		3,037,074	2,730,238
Total long-term debt – AES Indiana		3,037,074	2,730,238
Long-term debt – IPALCO:
4.25% Senior Secured Notes	May 2030	475,000	475,000
5.75% Senior Secured Notes	April 2034	400,000	400,000
Unamortized discount – net		(1,249)	(1,331)
Deferred financing costs		(7,448)	(8,279)
Total long-term debt – IPALCO		866,303	865,390
Total consolidated IPALCO long-term debt		3,903,377	3,595,628
Less: current portion of long-term debt		89,902	39,910
Net consolidated IPALCO long-term debt(3)		$3,813,475	$3,555,718

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
(3)Excludes $0.2 million and $0.2 million (current) and $107.1 million and $86.9 million (non-current) finance lease liabilities included in the respective short and long-term debt line items on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. See Note 15, "Leases" for further information.

Line of Credit

AES Indiana entered into a third amendment and restatement of its $500 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Indiana Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $200 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Indiana Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of December 31, 2025 and 2024, AES Indiana had $0.0 million and $100.0 million in outstanding borrowings on the committed AES Indiana Credit Agreement, respectively.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2025 are as follows:

Year	Amount
(In Thousands)
2026	$90,000
2027	—
2028	—
2029	55,000
2030	475,000
Thereafter	3,328,800
3,948,800
Unamortized discounts	(10,270)
Deferred financing costs, net	(35,153)
Total long-term debt	$3,903,377

Significant Transactions

AES Indiana First Mortgage Bonds and AES Indiana Term Loans

In August 2025, AES Indiana issued $350 million aggregate principal amount of first mortgage bonds, 5.05% Series, due August 2035, pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from this offering of approximately $345.2 million, after deducting the initial purchasers' discounts and fees and expenses for the offering, were used to repay amounts outstanding on the $400 million Term Loan Agreement (described below), outstanding borrowings on the Credit Agreement and for general corporate purposes.

In August 2024, AES Indiana entered into an unsecured $400 million Term Loan Agreement, which was drawn in two tranches, with the proceeds being used for general corporate purposes. This agreement was fully repaid in June and August 2025.

In March 2024, AES Indiana issued $650 million aggregate principal amount of first mortgage bonds, 5.70% Series, due April 2054, pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from this offering of approximately $640.5 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering, were used to repay the $300 million Term Loan Agreement (described below), outstanding borrowings on the AES Indiana Credit Agreement and for general corporate purposes.

In November 2023, AES Indiana entered into an unsecured $300 million Term Loan Agreement, which was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement was fully repaid in March 2024.

IPALCO’s Senior Secured Notes

In March 2024, IPALCO completed the sale of the 2034 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The net proceeds from this offering of $394.0 million, together with cash on hand, were used to redeem the 2024 IPALCO Notes, and to pay certain related fees and expenses.

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

Restrictions on Issuance of Debt

All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 29, 2026. In February 2024, AES Indiana received an order from the IURC granting AES Indiana authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $0 million remains available under the order as of December 31, 2025. This order also grants AES Indiana authority to have up to $750 million of amounts outstanding at any one time under long-term credit agreements and liquidity facilities, of which $750 million remains available under the order as of December 31, 2025. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2025. AES Indiana also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, AES Indiana is generally allowed to fully draw the amounts available on its AES Indiana Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

The mortgage and deed of trust of AES Indiana, together with the supplemental indentures thereto, secure the first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage, substantially all property owned by AES Indiana is subject to a first mortgage lien securing indebtedness of $3,073.8 million as of December 31, 2025. The AES Indiana first mortgage bonds require net income as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. AES Indiana was in compliance with such requirements as of December 31, 2025.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on the AES Indiana Credit Agreement are dependent upon the credit ratings of AES Indiana. Downgrades in the credit ratings of AES could result in AES Indiana’s and/or IPALCO’s credit ratings being downgraded.

8. INCOME TAXES

IPALCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. Investment tax credits related to joint venture renewable projects have been deferred and are being amortized over 12 months through the ECCRA.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if IPALCO and its subsidiaries each filed separate income tax returns. IPALCO is no longer subject to U.S. or state income tax examinations for tax years through 2021, but is open for all subsequent periods. IPALCO made tax sharing payments to AES of $36.5 million, $0.0 million and $0.0 million in 2025, 2024 and 2023, respectively.

Income Tax Provision

The entire amount of income before income tax relates to domestic operations. Federal and state income taxes charged to income are as follows:

	2025	2024	2023
	(In Thousands)
Components of income tax expense:
Current income taxes:
Federal	$24,247	$22,125	$(14,222)
State	6,464	5,404	(3,716)
Total current income taxes	30,711	27,529	(17,938)
Deferred income taxes:
Federal	57,496	5,515	24,885
State	14,926	(4,680)	7,768
Total deferred income taxes	72,422	835	32,653
Total income tax expense	$103,133	$28,364	$14,715

Effective and Statutory Rate Reconciliation

The provision for income taxes is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference for 2025, stated in amount and as a percentage of pretax income following the prospective adoption of ASU 2023-09, are as follows:

	2025
($ in thousands)	Amount	Percentage
U.S. Federal statutory tax rate	$39,953	21.0%
State and local income taxes, net of federal income tax effects (1)	16,898	8.9%
Tax credits	(839)	(0.4)%
Nontaxable or nondeductible items	876	0.4%
Noncontrolling interest of subsidiaries	49,611	26.1%
Reversal of excess deferred taxes	(3,353)	(1.8)%
Other - net	(13)	—%
Total income tax expense / Effective tax rate	$103,133	54.2%

(1)     State taxes in Indiana make up the majority (greater than 50 percent) of the tax effect in this category.

The reasons for the difference for 2024 and 2023, stated as a percentage of pretax income, prior to the adoption of ASU 2023-09, are as follows:

	2024	2023
Federal statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal tax benefit	3.9%	3.9%
Depreciation flow through and amortization	(9.7)%	(12.9)%
AFUDC - equity	0.5%	(0.3)%
Noncontrolling interests in subsidiaries	5.2%	9.0%
Other – net	0.3%	(0.2)%
Effective tax rate	21.2%	20.5%

Deferred Income Taxes

The significant items comprising IPALCO’s net accumulated deferred tax liability recognized on the Consolidated Balance Sheets as of December 31, 2025 and 2024 are as follows:

	2025	2024
	(In Thousands)
Deferred tax liabilities:
Utility property, net	$454,283	$438,018
Regulatory assets recoverable through future rates	129,944	112,389
Employee benefit plans	1,906	—
Right of use asset	—	17,670
Investments in tax partnerships	33,320	—
Other	12,003	19,005
Total deferred tax liabilities	631,456	587,082
Deferred tax assets:
Investment tax credit	127	4
Regulatory liabilities including ARO	169,096	170,236
Employee benefit plans	—	265
Investments in tax partnerships	—	6,670
Lease liability	—	18,169
Other	6,292	10,980
Total deferred tax assets	175,515	206,324
Deferred income tax liability – net	$455,941	$380,758

Uncertain Tax Positions

Tax years subsequent to 2021 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe unrecognized tax benefits of $0 at December 31, 2025, 2024 and 2023, respectively, are the appropriate accrual for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed our provision for current unrecognized tax benefits.
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

9. BENEFIT PLANS

Defined Contribution Plans

All of AES Indiana’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 76% of AES Indiana’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds of base compensation. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the company match. Employer contributions to the Thrift Plan were $4.3 million, $3.9 million and $3.7 million for 2025, 2024 and 2023, respectively.

The RSP

Approximately 24% of AES Indiana’s active employees are covered by the RSP, a qualified defined contribution plan containing both match and nondiscretionary components. All non-union new hires are covered under the RSP. Participants elect to make contributions to the RSP based on a percentage of their eligible compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s eligible compensation. Starting in 2018, the RSP also includes a 4% nondiscretionary contribution based as a percentage of each participant's eligible compensation. Employer contributions (by AES Indiana) relating to the RSP were $3.0 million, $2.7 million and $2.5 million for 2025, 2024 and 2023, respectively.

Defined Benefit Plans

Approximately 61% of AES Indiana’s active employees are covered by the qualified Defined Benefit Pension Plan; while approximately 15% of active employees are IBEW clerical-technical unit employees who are only eligible for the Thrift Plan. The remaining 24% of active employees are covered by the RSP. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan, in addition to the company match. The Defined Benefit Pension Plan is noncontributory and is funded by AES Indiana through a trust. Benefits for non-union participants in the Defined Benefit Pension Plan are based on salary, years of service and accrued benefits at April 1, 2015. Benefits for eligible union participants are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2025 was 19. The plan is closed to new participants.

AES Indiana also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 112 active employees and 30 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2025. The plan is unfunded. These postretirement health care benefits and the related unfunded obligation of $3.3 million and $3.0 million at December 31, 2025 and 2024, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2025	2024
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$534,253	$549,546
Service cost	4,260	5,011
Interest cost	27,565	26,958
Actuarial loss / (gain)	4,682	(18,044)
Amendments (primarily increases in pension bands)	—	7,948
Benefits paid	(67,126)	(37,166)
Projected benefit obligation at December 31	503,634	534,253
Change in plan assets:
Fair value of plan assets at January 1	559,194	590,819
Actual return on plan assets	45,471	5,526
Employer contributions	33	15
Benefits paid	(67,126)	(37,166)
Fair value of plan assets at December 31	537,572	559,194
Funded status	$33,938	$24,941
Amounts recognized in the statement of financial position:
Non-current assets	$33,938	$24,941
Net amount recognized at end of year	$33,938	$24,941
Sources of change in regulatory assets(1):
Prior service cost arising during period	$—	$7,948
Net (gain) / loss arising during period	(9,756)	6,204
Amortization of prior service cost	(2,336)	(1,900)
Amortization of loss	(5,031)	(4,828)
Total recognized in regulatory assets	$(17,123)	$7,424
Amounts included in regulatory assets:
Net loss	$101,887	$116,674
Prior service cost	13,847	16,183
Total amounts included in regulatory assets	$115,734	$132,857

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

Significant Loss / (Gain) Related to Changes in the Benefit Obligation for the Period

As shown in the table above, an actuarial loss of $4.7 million and an actuarial gain of $18.0 million for the year ended December 31, 2025 and December 31, 2024, respectively, were recognized in the benefit obligation, primarily due to changes in the discount rate.

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

The 2025 net actuarial gain of $9.8 million recognized in regulatory assets is comprised of two parts: (1) a $4.7 million pension liability actuarial loss primarily due to an increase in the discount rate used to value pension liabilities; and (2) a $14.5 million pension asset actuarial gain primarily due to higher than expected return on assets. The unrecognized net loss of $101.9 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates and the adoption of new mortality tables which have historically increased the expected benefit obligation due to the longer expected lives of plan participants. In 2025, the accumulated net loss decrease was primarily attributed to an annuity buyout involving a small portion of retirees along with the amortization of accumulated losses, which was partially offset by a reduced discount rate utilized in valuing pension liabilities. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 12.21 years based on estimated demographic data as of December 31, 2025. The projected benefit obligation of $503.6 million less the fair value of assets of $537.6 million results in an overfunded status of $33.9 million at December 31, 2025.

	Pension benefits for years ended December 31,
	2025	2024	2023
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$4,260	$5,011	$5,189
Interest cost	27,565	26,958	29,818
Expected return on plan assets	(31,032)	(29,774)	(33,107)
Amortization of prior service cost	2,336	1,900	2,172
Amortization of actuarial loss	5,031	4,828	6,145
Net periodic benefit cost	8,160	8,923	10,217
Less: amounts capitalized	1,787	1,780	1,689
Amount charged to expense	$6,373	$7,143	$8,528
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	5.66%	5.15%	5.41%
Discount rate – supplemental retirement plan	5.16%	5.66%	5.32%
Expected return on defined benefit pension plan assets	5.75%	5.20%	5.60%
Expected return on supplemental retirement plan assets	6.15%	6.35%	6.45%
Rate of compensation increase - defined benefit pension plan	2.50%	2.50%	2.50%

Pension expense for the following year is determined as of the December 31 measurement date. The assumptions used in developing the required estimate include the following factors: a discount rate used to determine the projected benefit obligation, salary growth, retirement rates, inflation, expected return on plan assets, and mortality rates.

As of the December 31, 2025 measurement date, AES Indiana decreased the discount rate from 5.66% to 5.49% for the Defined Benefit Pension Plan and decreased the discount rate from 5.16% to 5.03% for the Supplemental Retirement Plan. In addition, AES Indiana decreased the expected long-term rate of return on plan assets from 5.75% to 5.65% for the Defined Benefit Pension Plan and for the Supplemental Retirement Plan it remained the same at 6.15% for 2026. The discount rate and expected long-term rate of return assumptions affect the pension expense determined for 2026. A 25 basis point increase / decrease in the assumed discount rate would result in a corresponding decrease / increase in 2026 pension expense of approximately $0.6 million. A 100 basis point increase / decrease in the assumed long-term rate of return assumptions would result in a corresponding decrease / increase in 2026 pension expense of approximately $5.2 million.

In determining the discount rate to use for valuing liabilities, we use the market yield curve on high-quality fixed income investments as of December 31, 2025. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Pension Plan Assets and Fair Value Measurements

Pension plan assets consist of investments in cash and cash equivalents, government debt securities, and mutual funds (equity and debt). Differences between actual portfolio returns and expected returns may result in increased or reduced pension costs in future periods. Pension costs for 2026 are determined as of the plans' measurement date of December 31, 2025. Pension costs are determined for the following year based on the market value of pension plan assets, expected employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

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

The primary objective of the Pension Plans is to provide a source of retirement income for its participants and beneficiaries, while the primary financial objective is to improve the funded status of the Pension Plans. A secondary financial objective is, where possible, to minimize pension expense volatility. The objective is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective. There can be no assurance that these objectives will be met.

In establishing our expected long-term rate of return assumption, we utilize a methodology developed by the plan’s investment consultant, who maintains a capital market assumption model that takes into consideration risk, return and correlation assumptions across asset classes. A combination of quantitative analysis of historical data and qualitative judgment is used to capture trends, structural changes and potential scenarios not reflected in historical data.

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

The following table summarizes the Company’s target pension plan allocation for 2025:

Asset Category:	Target Allocations
Equity Securities	13.5%
Debt Securities	86.5%

	Fair Value Measurements at
	December 31, 2025
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Common collective trusts:
Equities (a)	$74,743	$2,289	$72,454	14%
Debt securities (b)	350,500	951	349,549	66%
Government debt securities (c)	109,665	508	109,157	20%
Total common collective trusts	534,908	3,748	531,160	100%
Cash and cash equivalents (d)	2,664	2,664	—	—%
Total pension plan assets	$537,572	$6,412	$531,160	100%

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

Pension Funding

We contributed $0.0 million, $0.0 million, and $0.1 million to the Pension Plans in 2025, 2024 and 2023, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Indiana’s funded target liability percentage was estimated to be 91%. In general, AES Indiana must contribute the normal service cost earned by active participants during the plan year; however, this amount can be offset by any surplus or credit balance carried by the Pension Plan. The normal cost is expected to be approximately $5.4 million in 2026 (including $0.5 million for plan expenses), which is expected to be fully offset by the surplus amount. Each year thereafter, if the Pension Plans’ underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. AES Indiana does not expect to make an employer contribution for the calendar year 2026. AES Indiana’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2025, 2024 and 2023 were $67.1 million, $37.2 million and $73.3 million, respectively. Benefit payments, which reflect future service, are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2026	$36,821
2027	37,553
2028	38,030
2029	38,294
2030	38,518
2031 through 2035	189,408

10. EQUITY

Paid In Capital

During the years ended December 31, 2025, 2024 and 2023, IPALCO received $564.3 million, $225.0 million and $0.0 million, respectively, in contributions from shareholders. IPALCO then made the same investments in AES Indiana. The proceeds are intended primarily for funding needs related to AES Indiana’s capital expenditure program. The equity capital contributions were made on a proportional share basis and, therefore, did not change AES' or CDPQ’s ownership interests in IPALCO.

Dividend Restrictions

AES Indiana’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of AES Indiana issued under its mortgage remains outstanding, and subject to certain exceptions, AES Indiana is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to AES Indiana’s articles, no dividends may be paid or accrued, and no other distribution may be made on AES Indiana’s common stock unless dividends on all outstanding shares of AES Indiana preferred stock have been paid or declared and set apart for payment. As of December 31, 2025, and as of the filing of this report, AES Indiana was in compliance with these restrictions.

AES Indiana is also restricted in its ability to pay dividends if it is in default under the terms of its AES Indiana Credit Agreement, which could happen if AES Indiana fails to comply with certain covenants. These covenants, among other things, require AES Indiana to maintain a ratio of total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2025, and as of the filing of this report, AES Indiana was in compliance with all covenants and no event of default existed.

IPALCO’s Third Amended and Restated Articles of Incorporation contain provisions which state that IPALCO may not make a distribution to its shareholders or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no event of default (as defined in the articles) and no such event of default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, IPALCO’s leverage ratio does not exceed 0.67 to 1 and IPALCO’s interest coverage ratio is not less than 2.50 to 1 or, (b)(ii) if such ratios are not within the parameters, IPALCO’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2025, and as of the filing of this report, IPALCO was in compliance with all covenants and no event of default existed.

During the years ended December 31, 2025, 2024 and 2023, IPALCO declared and paid distributions to its shareholders totaling $325.7 million, $156.6 million and $104.3 million, respectively.

Equity Transactions with Noncontrolling Interests

Hardy Hills Solar, Pike County BESS, and Petersburg Energy Center are financed with a tax equity structure, in which a tax equity investor receives a portion of the economic attributes of the facility, including tax attributes, that vary over the life of the project.

On October 2, 2025, AES Indiana, through a wholly-owned subsidiary, sold a noncontrolling interest in Petersburg Energy Center to a tax equity investor, resulting in a $53.0 million increase to Redeemable stock of subsidiaries. The redemption feature of the tax equity partnership agreement was contingent upon the underlying assets being placed in service by a guaranteed date. In November 2025, the Petersburg Energy Center project was placed in service, resulting in the expiration of the redemption feature. As a result, the noncontrolling ownership interest of $53.0 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Consolidated Balance Sheets. Subsequently in December 2025, AES Indiana received an additional $89.6 million from the tax equity investor, resulting in an increase in Noncontrolling interests. In February 2026, the tax equity investor made an additional contribution of $119.9 million under the agreement.

On December 6, 2024, AES Indiana, through a wholly-owned subsidiary, sold a noncontrolling interest in Pike County BESS to a tax equity investor, resulting in a $38.1 million increase to Redeemable stock of subsidiaries. The redemption feature of the tax equity partnership agreement was contingent upon the underlying assets being placed in service by a guaranteed date. In March 2025, the Pike County BESS was placed in service, resulting in the expiration of the redemption feature. As a result, the noncontrolling ownership interest of $38.1 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Consolidated Balance Sheets. Subsequently in March 2025, AES Indiana received an additional $150.2 million from the tax equity investor, resulting in an increase in Noncontrolling interests.

On December 1, 2023, AES Indiana, through a wholly-owned subsidiary, sold a noncontrolling interest in Hardy Hills Solar to a tax equity investor, resulting in a $79.3 million increase to Noncontrolling interests. In May 2024, the project reached commercial operations and AES Indiana received an additional $46.9 million from the tax equity investor.

11. COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2025, these include:

	Payments due in:
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Purchase obligations:
Coal, gas, power purchased and
related transportation	$786.9	$324.3	$264.3	$170.1	$28.2
Other	$203.0	$197.4	$5.6	$—	$—

Purchase obligations:

Purchase commitments for coal, gas, power purchased and related transportation:

AES Indiana enters into long-term contracts for the purchase of coal, gas, power purchased and related transportation. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:

At December 31, 2025, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates, as well as obligations under long-term construction contracts. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives (see Note 6, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 8, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 9, "Benefit Plans") and (v) contingencies (see Note 11, "Commitments and Contingencies"). See the indicated notes to the Financial Statements for additional information on the items excluded.

Contingencies

Subsidiary Guarantees

In connection with AES Indiana's renewable projects financed with a tax equity structure, AES Indiana has expressly undertaken limited obligations and commitments on behalf of certain of the Company's subsidiaries, which will only be effective upon the occurrence of future events, such as IRS recapture of tax credits, which is not expected to occur, and will be terminated upon the occurrence of future events. As of December 31, 2025, the maximum undiscounted potential exposure to tax equity financing related guarantees was $443.3 million.

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of December 31, 2025 and 2024.

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

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of December 31, 2025 and 2024.

NSR and other CAA NOVs

On March 23, 2021, the U.S. District Court for the Southern District of Indiana approved and entered a judicial consent decree among AES Indiana, the United States on behalf of the EPA, and the IDEM. The decree resolved allegations by EPA and IDEM that AES Indiana had violated the federal CAA at its Petersburg Station, which AES Indiana denies. Under the decree, AES Indiana agreed to certain emission limits and annual caps on NOx, SO2 and PM emissions at the four Units at the station; paid a civil penalty of $1.525 million; retired Units 1 and 2, spent

$0.325 million on an environmentally beneficial project to preserve local, ecologically-significant lands (notice of completion of which was provided May 8, 2025 and confirmed satisfactory by IDEM on September 8, 2025); and will spend a total of $5 million on a further environmental mitigation project to build and operate a new, non-emitting source of generation at the site. AES Indiana previously had a contingent liability recorded related to these NSR and other CAA NOV matters.

12. RELATED PARTY TRANSACTIONS

Service Company

The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of certain AES U.S. companies, including, among other companies, IPALCO and AES Indiana. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Indiana, are not subsidizing costs incurred for the benefit of other businesses.

Insurance Programs

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AGIC, a majority-owned subsidiary of AES. AES Indiana is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AGIC and all claims are paid from a trust fund funded by and owned by AGIC, but controlled by the third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers.

Benefit Plans

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

Income Taxes

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $18.2 million and $9.4 million as of December 31, 2025 and 2024, respectively, which is recorded in “Taxes receivable” on the accompanying Consolidated Balance Sheets. See Note 8, "Income Taxes" for more information.

Long-term Compensation Plan

During 2025, 2024 and 2023, some of AES Indiana’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2025, 2024 and 2023 was $0.1 million, $0.5 million and $0.3 million, respectively, and was included in “Operating expenses - Operation and maintenance” on IPALCO’s Consolidated Statements of Operations. The value of these benefits is being recognized over the three-year vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 9, “Benefit Plans” for a description of benefits awarded to AES Indiana employees by AES under the RSP.

Other

In the second quarter of 2023, AES Indiana engaged a vendor that is a related party through a competitive RFP process as part of its replacement capacity resource construction projects. AES Indiana payments to this vendor are recorded primarily in "Property, plant and equipment, net" on the accompanying Consolidated Balance Sheets.

The following table provides a summary of our related party transactions:

	Years Ended December 31,
	2025	2024	2023
	(In Millions)
Transactions included in Operation and Maintenance on the Consolidated Statements of Operations:
Net charges from the Service Company	$74.7	$70.0	$61.9
Charges from AGIC	$21.5	$11.6	$11.7
Charges from Health and Welfare Benefit Plans LLC	$30.8	$20.1	$19.0
Services provided by other related parties	$3.6	$6.7	$7.4

Transactions primarily included in Property, plant and equipment, net and Intangible assets, net on the Consolidated Balance Sheets:
Charges from the Service Company	$15.0	$15.9	$47.1
Charges from other related parties	$45.0	$72.9	$223.3

Transactions primarily included in Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets:	$11.5	$2.3	$—

Balances with related parties included on the Consolidated Balance Sheets:	At December 31, 2025	At December 31, 2024
Accounts receivable, net of allowance for credit losses	$8.9	$6.5
Prepayments and other current assets	$8.2	$13.3
Accounts payables	$24.0	$—

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

The Utility segment is comprised of AES Indiana, a vertically integrated electric utility, with all other nonutility business activities aggregated separately. See Note 1, “Overview and Summary of Significant Accounting Policies” for further information on AES Indiana. The “Other” nonutility category primarily includes the 2024 IPALCO Notes, 2030 IPALCO Notes, 2034 IPALCO Notes and related interest expense, balances associated with IPALCO's interest rate hedges, cash and other immaterial balances. See "Note 6 “Derivative Instruments and Hedging Activities” and Note 7 “Debt” for further information on the interest rate swaps related to the 2024 IPALCO Notes. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	2025			2024			2023
	Utility	Other	Total	Utility	Other	Total	Utility	Other	Total
Revenue	$1,933,080	$—	$1,933,080	$1,643,793	$—	$1,643,793	$1,649,917	$—	$1,649,917

Fuel	476,516	—	476,516	359,132	—	359,132	494,000	—	494,000
Power purchased	146,464	—	146,464	148,412	—	148,412	159,908	—	159,908
Operation and maintenance	550,888	510	551,398	475,778	716	476,494	477,497	383	477,880
Depreciation and amortization	366,565	—	366,565	329,468	—	329,468	287,863	—	287,863
Taxes other than income taxes	26,516	—	26,516	27,478	—	27,478	24,865	(1)	24,864
Allowance for equity funds used during construction	(2,547)	—	(2,547)	(3,991)	—	(3,991)	(9,315)	—	(9,315)
Interest expense	134,520	41,790	176,310	129,023	43,127	172,150	99,051	43,875	142,926
Other segment items (a)	2,101	(495)	1,606	3,102	(2,045)	1,057	285	(236)	49
Income/(loss) before income tax	232,057	(41,805)	190,252	175,391	(41,798)	133,593	115,763	(44,021)	71,742
Income tax expense / (benefit)	113,537	(10,404)	103,133	38,763	(10,399)	28,364	25,666	(10,951)	14,715
Net income / (loss)	$118,520	$(31,401)	$87,119	$136,628	$(31,399)	$105,229	$90,097	$(33,070)	$57,027

Capital expenditures (b)	$787,270	$—	$787,270	$954,995	$—	$954,995	$902,705	$—	$902,705

	As of December 31, 2025			As of December 31, 2024			As of December 31, 2023
Total assets	$7,748,106	$9,071	$7,757,177	$7,123,241	$15,784	$7,139,025	$6,129,581	$51,942	$6,181,523

(a) Other segment items primarily includes other miscellaneous gains and losses in Other (expense) income, net.
(b) Capital expenditures includes $0 thousand, $23,673 thousand and $0 thousand of payments for financed capital expenditures in 2025, 2024 and 2023, respectively.

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

Retail revenue - AES Indiana energy sales to utility customers are based on the reading of meters at the customer’s location that occurs on a systematic basis throughout the month. AES Indiana sells electricity directly to end-users, such as homes and businesses, and bills customers directly. Retail revenue has a single performance obligation, as the promise to transfer energy and other distribution and/or transmission services are not separately identifiable from other promises in the contracts and, therefore, are not distinct. Additionally, as the performance obligation is satisfied over time as energy is delivered, and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series.

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

Miscellaneous revenue - Miscellaneous revenue is mainly comprised of MISO transmission revenue and capacity revenue. MISO transmission revenue is earned when AES Indiana’s power lines are used in transmission of energy by power producers other than AES Indiana. As AES Indiana owns and operates transmission lines in central and southern Indiana, demand charges collected from network customers by MISO are allocated to the appropriate transmission owners (including AES Indiana) and recognized as transmission revenue. Capacity revenue is also included in miscellaneous revenue, and represents compensation received from MISO for making installed generation capacity available to satisfy system integrity and reliability requirements through the annual MISO capacity auction. Capacity, which is a stand-ready obligation to deliver energy when called upon by the RTO, is measured using MWs.

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

AES Indiana’s revenue from contracts with customers was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Revenue from contracts with customers	$1,903,820	$1,616,000	$1,616,462

The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Retail Revenue
Retail revenue from contracts with customers:
Residential	$778,528	$688,728	$660,559
Small commercial and industrial	281,119	250,777	241,800
Large commercial and industrial	675,267	606,565	619,899
Public lighting	10,404	10,366	9,767
Other (1)	11,853	10,638	14,016
Total retail revenue from contracts with customers	1,757,171	1,567,074	1,546,041
Alternative revenue programs	25,615	24,964	30,414
Wholesale Revenue
Wholesale revenue from contracts with customers	136,686	37,519	56,557
Miscellaneous Revenue
Capacity revenue	4,110	305	8,210
Transmission and other revenue	5,853	11,102	5,654
Total miscellaneous revenue from contracts with customers	9,963	11,407	13,864
Other miscellaneous revenue (2)	3,645	2,829	3,041
Total Revenue	$1,933,080	$1,643,793	$1,649,917

(1) Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2) Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were as follows (in thousands):

	As of December 31,
	2025	2024
Receivables from contracts with customers	$280,922	$298,984

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

15. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	December 31, 2025	December 31, 2024
Assets
Right-of-use assets — finance leases	Other non-current assets	$104,506	$86,707
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	154	217
Finance lease liabilities (non-current)	Long-term debt	107,079	86,869
Total finance lease liabilities		$107,233	$87,086

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term — finance leases	35 years	36 years
Weighted-average discount rate — finance leases	5.74%	5.67%

The following table summarizes the components of lease expense recognized in "Operating Costs and Expenses" on the accompanying Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively (in thousands):

	For the Year Ended December 31,
Components of Lease Cost	2025	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$1,320	$638	$445
Interest on lease liabilities	2,830	1,585	933
Total lease cost	$4,150	$2,223	$1,378

Operating cash outflows from finance leases were $4.8 million, $3.9 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of December 31, 2025 for 2026 through 2030 and thereafter (in thousands):

Finance Leases
2026	$5,114
2027	5,438
2028	5,893
2029	6,010
2030	6,130
Thereafter	259,787
Total	288,372
Less: Imputed interest	(181,139)
Present value of lease payments	$107,233

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Total lease revenue	$1,478	$1,452	$1,537

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in "Property, plant and equipment, net" for the periods indicated (in thousands):

Property, Plant and Equipment, Net	December 31, 2025	December 31, 2024
Gross assets	$8,617	$4,387
Less: Accumulated depreciation	(3,660)	(1,426)
Net assets	$4,957	$2,961

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future minimum lease receipts for 2026 through 2030 and thereafter (in thousands):

Operating Leases
2026	$680
2027	683
2028	486
2029	449
2030	417
Thereafter	262
Total	$2,977

16. SUBSEQUENT EVENTS

Merger Agreement — On March 1, 2026, AES entered into an Agreement and Plan of Merger (the “Merger Agreement"), by and among AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent"), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will merge with and into AES (the “Merger"), with AES continuing as the surviving corporation in the Merger. Parent is controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. Consummation of the Merger is subject to various closing conditions.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Indianapolis Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indianapolis Power & Light Company and subsidiaries, d/b/a AES Indiana, (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with U.S. generally accepted accounting principles.

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

Regulatory Accounting

Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company applies the provisions of FASB Accounting Standards Codification 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the Indiana Utility Regulatory Commission (IURC) and the Federal Energy Regulatory Commission (FERC).

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
How We Addressed the Matter in Our Audit
Our audit procedures related to regulatory assets and liabilities included testing the effectiveness of management’s controls, such as the Company’s evaluation of regulatory orders and other developments that may affect the calculation of recorded amounts, the likelihood of recovering regulatory assets and the sufficiency of regulatory liabilities. Our procedures also included testing management’s calculations of recorded amounts, obtaining, reading, and evaluating relevant regulatory orders issued by the IURC to the Company, and considering regulatory precedents established by the IURC, to evaluate the likelihood of recovering regulatory assets, the sufficiency of regulatory liabilities and the accuracy and completeness of required disclosures related to the impacts of rate regulation and regulatory developments.

Asset Retirement Obligations

Description of the Matter
At December 31, 2025, the Company’s asset retirement obligations (“ARO”) totaled $573.2 million. As described in Note 4 to the consolidated financial statements, the Company’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The Company incurred ARO liabilities of $72.6 million and made revisions to cash flow and timing estimates of its existing ARO liabilities of $132.7 million during 2025. In 2025, liabilities incurred primarily relate to additional Coal Combustion Residuals (“CCR") liabilities and revisions were primarily associated with updates to the Petersburg and Harding Street Corrective Measures Assessments related to ash ponds and groundwater treatment.

Auditing the Company’s 2025 ARO liabilities incurred related to additional CCR liabilities and ARO liabilities revised for the Petersburg and Harding Street Corrective Measures Assessments was complex and highly judgmental due to the significant estimation required by management to determine the cost estimates of the legal obligations associated with the Company's generating plants, transmission system and distribution system. In particular, the estimate was sensitive to the scope and method of decommissioning utilized to determine the related cash flows.

How We Addressed the Matter in Our Audit
To test these ARO liabilities incurred or revised in 2025, our audit procedures, among others, included testing the effectiveness of management's controls, such as the Company's evaluation of the cost estimate assumption, evaluating the appropriateness of the Company’s methodology, interviewing members of the Company’s environmental staff and testing the scope and method of decommissioning. We involved our specialists in our assessment of the scope and method of decommissioning for the Company’s ARO liabilities incurred or revised, including reviewing the Company’s methodology, evaluating the reasonableness of the related cash flows, and assessing completeness of the estimates based upon regulatory requirements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Indianapolis, Indiana
March 2, 2026

AES INDIANA and SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2025, 2024 and 2023
	2025	2024	2023
	(In Thousands)
REVENUE	$1,933,080	$1,643,793	$1,649,917

OPERATING COSTS AND EXPENSES:
Fuel	476,516	359,132	494,000
Power purchased	146,464	148,412	159,908
Operation and maintenance	550,888	475,778	477,497
Depreciation and amortization	366,565	329,468	287,863
Taxes other than income taxes	26,516	27,478	24,865
Other, net	(164)	(106)	(361)
Total operating costs and expenses	1,566,785	1,340,162	1,443,772

OPERATING INCOME	366,295	303,631	206,145

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	2,547	3,991	9,315
Interest expense	(134,520)	(129,023)	(99,051)
Other expense, net	(2,265)	(3,208)	(646)
Total other expense, net	(134,238)	(128,240)	(90,382)

INCOME BEFORE INCOME TAX	232,057	175,391	115,763

Income tax expense	113,537	38,763	25,666
NET INCOME	118,520	136,628	90,097

Net loss attributable to noncontrolling interests	(236,241)	(28,294)	(26,093)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$354,761	$164,922	$116,190

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2025 and 2024
	2025	2024
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,632	$24,259
Accounts receivable, net of allowance for credit losses of $14,057 and $29,798, respectively	296,294	313,124
Inventories	73,783	99,935
Regulatory assets, current	82,136	134,328
Taxes receivable	18,741	—
Prepayments and other current assets	28,335	26,074
Total current assets	563,921	597,720
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $3,288,070 and $3,071,167, respectively	6,019,436	5,461,243
Intangible assets, net	285,960	232,210
Regulatory assets, non-current	615,324	619,029
Pension plan assets	33,938	24,941
Other non-current assets	229,527	188,098
Total non-current assets	7,184,185	6,525,521
TOTAL ASSETS	$7,748,106	$7,123,241
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 7 and 15)	$90,056	$539,841
Accounts payable	278,740	271,118
Accrued taxes	27,636	26,556
Accrued interest	39,548	34,239
Customer deposits	15,199	11,892
Regulatory liabilities, current	32,401	11,915
Asset retirement obligations, current	40,724	32,161
Accrued and other current liabilities	46,129	25,932
Total current liabilities	570,433	953,654
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 7 and 15)	3,054,251	2,777,197
Deferred income tax liabilities	444,608	368,949
Taxes payable	3,312	3,785
Regulatory liabilities, non-current	259,062	404,021
Accrued other postretirement benefits	3,159	2,834
Asset retirement obligations, non-current	532,463	346,299
Other non-current liabilities	5,093	4,715
Total non-current liabilities	4,301,948	3,907,800
Total liabilities	4,872,381	4,861,454
COMMITMENTS AND CONTINGENCIES (see Note 11)
REDEEMABLE STOCK OF SUBSIDIARIES	—	38,145
EQUITY:
Common shareholder's equity
Common stock (no par value, 20,000,000 shares authorized; 17,206,630 shares issued and outstanding at December 31, 2025 and 2024)	324,537	324,537
Paid in capital	1,982,704	1,418,296
Retained earnings	415,769	412,378
Total common shareholder's equity	2,723,010	2,155,211
Noncontrolling interests	152,715	68,431
Total equity	2,875,725	2,223,642
TOTAL LIABILITIES, REDEEMABLE STOCK OF SUBSIDIARIES AND EQUITY	$7,748,106	$7,123,241

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025, 2024 and 2023
		2025	2024	2023
		(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$118,520	$136,628	$90,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		366,565	329,468	287,863
Amortization of deferred financing costs and debt discounts		2,758	2,488	2,406
Deferred income taxes and investment tax credit adjustments - net		72,324	9,971	23,582
Allowance for equity funds used during construction		(2,547)	(3,991)	(9,315)
Tax credit transfer proceeds allocated to noncontrolling interest	—	133,010	—	—
Change in certain assets and liabilities:
Accounts receivable		(8,039)	(54,519)	(17,398)
Inventories		18,441	24,285	(30,171)
Current regulatory assets and liabilities		73,180	(56,503)	30,327
Non-current regulatory assets and liabilities		(9,285)	(67,186)	24,031
Prepayments and other current assets		(2,203)	2,278	(6,476)
Accounts payable		16,370	(53,052)	47,016
Accrued and other current liabilities		7,254	(21,640)	2,790
Accrued taxes payable/receivable		(14,252)	12,429	1,647
Accrued interest		5,308	8,994	192
Pension and other postretirement benefit assets and liabilities		1,167	2,485	1,625
Other non-current liabilities		(26,199)	(20,102)	(16,663)
Other - net		(6,117)	3,008	(4,074)
Net cash provided by operating activities		746,255	255,041	427,479
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(787,270)	(931,322)	(902,705)
Project development costs		(2,068)	(4,430)	(4,462)
Acquisitions		(77,640)	(48,368)	—
Cost of removal payments		(31,973)	(39,133)	(45,595)
Contribution in aid of construction		28,175	—	—
Insurance proceeds		—	—	4,900
Purchase of intangibles		—	(4,363)	(44,650)
Other		—	1,559	(361)
Net cash used in investing activities		(870,776)	(1,026,057)	(992,873)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities		470,000	750,000	435,000
Repayments from revolving credit facilities		(570,000)	(805,000)	(280,000)
Short-term borrowings		—	400,000	300,000
Repayment of short-term borrowings		(400,000)	(300,000)	—
Long-term borrowings		350,000	650,000	—
Repayments of long-term borrowings		(40,000)	(40,000)	—
Equity contributions from IPALCO		564,300	225,000	—
Distributions to shareholders		(351,370)	(162,100)	(140,200)
Payments for financing fees		(5,652)	(5,377)	(350)
Sales to noncontrolling interests		291,427	84,142	77,921
Distributions to noncontrolling interest		(143,371)	(3,464)	—
Payments for financed capital expenditures		—	(23,673)	—
Other		(440)	(20)	(313)
Net cash provided by financing activities		164,894	769,508	392,058
Net change in cash, cash equivalents and restricted cash		40,373	(1,508)	(173,336)
Cash, cash equivalents and restricted cash at beginning of year		24,264	25,772	199,108
Cash, cash equivalents and restricted cash at end of year		$64,637	$24,264	$25,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)		$122,645	$113,598	$93,544
Income taxes paid to IPALCO		$57,200	$22,900	$—
Non-cash investing activities:
Accruals for capital expenditures		$143,857	$162,450	$124,626
Changes to right-of-use assets - finance leases		$21,245	$72,462	$983
Non-cash financing activities:
Changes to financing lease liabilities		$(20,146)	$(69,318)	$(1,408)
Non-cash contributions from noncontrolling interests		$133,010	$—	$—

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2025, 2024 and 2023

		Common Shareholder's Equity
		Common Stock
(in Thousands)		Outstanding Shares		Amount	Paid in Capital	Retained Earnings	Total Common Shareholder's Equity	Noncontrolling Interests	Redeemable Stock Of Subsidiaries
Balance at January 1, 2023		17,207		$324,537	$1,193,107	$426,066	$1,943,710	$—	$—
Net income / (loss)		—		—	—	116,190	116,190	(26,093)	—
Cash dividends declared on common stock		—		—	—	(140,200)	(140,200)	—	—
Sales to noncontrolling interests		—		—	—	—	—	79,347	—
Other		—		—	92	—	92	—	—
Balance at December 31, 2023		17,207		324,537	1,193,199	402,056	1,919,792	53,254	—
Net income / (loss)		—		—	—	164,922	164,922	(28,294)	—
Cash dividends declared on common stock		—		—	—	(154,600)	(154,600)	—	—
Sales to noncontrolling interests		—		—	—	—	—	46,935	38,145
Distributions to noncontrolling interest		—		—	—	—	—	(3,464)	—
Contributions from IPALCO				—	225,000	—	225,000	—	—
Other		—		—	97	—	97	—	—
Balance at December 31, 2024		17,207		324,537	1,418,296	412,378	2,155,211	68,431	38,145
Net income / (loss)		—		—	—	354,761	354,761	(236,241)	—
Cash dividends declared on common stock		—		—	—	(351,370)	(351,370)	—	—
Sales to noncontrolling interests		—		—	—	—	—	239,781	52,960
Distributions to noncontrolling interest		—		—	—	—	—	(143,371)	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests		—		—	—	—	—	91,105	(91,105)
Contributions from IPALCO	—	—	—	—	564,300	—	564,300	—	—
Contributions from noncontrolling interests		—		—	—	—	—	133,010	—
Other		—		—	108	—	108	—	—
Balance at December 31, 2025		17,207		$324,537	$1,982,704	$415,769	$2,723,010	$152,715	$—

See Notes to Consolidated Financial Statements.

AES INDIANA and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPL, which does business as AES Indiana, was incorporated under the laws of the state of Indiana in 1926. All of the outstanding common stock of AES Indiana is owned by IPALCO. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments and CDPQ. AES U.S. Investments is owned by AES (85%) and CDPQ (15%). AES Indiana is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 533,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations all within the state of Indiana. The first station, Petersburg, consists of two coal-fired units; however, AES Indiana is in the process of converting these remaining two coal-fired units to natural gas in 2026 (for further discussion, see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation"). The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of December 31, 2025, AES Indiana’s net electric generation design capacity at these generating stations for winter is 3,070 MW and summer is 2,925 MW.

AES Indiana also owns four renewable energy facilities currently in operations, all within the state of Indiana. The first renewable facility is a 195 MW solar project (“Hardy Hills Solar”). The second is a 106 MW wind facility (“Hoosier Wind”). The third is a 200 MW (800 MWh) battery energy storage system facility (“Pike County BESS”). The fourth is a 250 MW solar and 45 MW (180 MWh) energy storage facility (“Petersburg Energy Center”). See Note 2, "Regulatory Matters" for further information regarding these renewable facilities.

On May 16, 2025, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Crossvine Solar 1, LLC ("Crossvine"), including the development of 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be placed in service in mid-2027.

For further discussion about AES Indiana's plans for wind, solar, and battery energy storage projects, please see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation."

Principles of Consolidation

AES Indiana’s consolidated financial statements are prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The consolidated financial statements include the accounts of AES Indiana and its wholly owned subsidiaries. Furthermore, VIEs in which the Company has an ownership interest and is the primary beneficiary, thus controlling the VIE, as described below, have been consolidated. All intercompany items have been eliminated in consolidation. Certain costs for shared resources among AES Indiana and IPALCO, such as labor and benefits, are allocated to each entity based on allocation methodologies that management believes to be reasonable. We have evaluated subsequent events through the date this report is issued.

Consolidated VIEs

At December 31, 2025, AES Indiana consolidates a number of entities that have been identified as VIEs under ASC 810, Consolidation. These entities are primarily limited liability entities structured to develop and construct renewable generation and energy storage facilities and related assets. These entities were generally determined to have insufficient equity to finance their activities during development and construction without additional subordinated financial support. AES Indiana also has tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with renewables facilities. These tax equity partnerships meet the definition of a VIE as the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kickout rights. Under these arrangements, the third-party investors are allocated earnings, tax attributes, and distributable cash in accordance with the respective limited liability company agreements. The assets of these tax equity partnerships are restricted from transfer under the terms of their limited liability company agreements. The third-party investor’s ownership interest is recorded as either "Redeemable stock of subsidiaries" or "Noncontrolling interests" in the Consolidated Balance Sheets based on applicable guidance. See Note 10, "Equity - Equity Transactions with Noncontrolling Interests" for further information.

Determining whether AES Indiana is the primary beneficiary of a VIE requires judgment, including an assessment of contractual rights, operational responsibilities, and exposure to variability in returns. AES Indiana is considered the primary beneficiary of these VIEs when it has the power to direct the activities that most significantly affect their economic performance, such as construction, budgeting, operations, and maintenance, and it has the obligation to absorb expected losses and the right to receive benefits through its variable interests.

At December 31, 2025 and 2024, the assets of these VIEs were approximately $1,488.7 million and $1,169.3 million, primarily consisting of property, plant and equipment, construction work in progress and other non-current assets. At December 31, 2025 and 2024, the liabilities of these VIEs were approximately $276.4 million and $180.5 million, primarily consisting of finance leases and accounts payable.

Noncontrolling Interests

Noncontrolling interests are classified as a separate component of equity in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity. Additionally, net income attributable to noncontrolling interests is reflected separately from consolidated net income on the Consolidated Statements of Operations and Consolidated Statements of Changes in Equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests. Losses continue to be attributed to the noncontrolling interests, even when the noncontrolling interests' basis has been reduced to zero.

Noncontrolling interests with redemption features that are not solely within the control of the issuer are classified as temporary equity and are included in Redeemable stock of subsidiaries on the Consolidated Balance Sheets. Generally, these instruments are initially measured at fair value and are subsequently adjusted for income and dividends allocated to the noncontrolling interest. Subsequent measurement varies depending on whether the instrument is probable of becoming redeemable. For securities that are currently redeemable or where it is probable that the instrument will become redeemable, any changes from the carrying value to redemption value are recognized in temporary equity against retained earnings or additional paid-in capital in the absence of retained earnings. When the instrument is not probable of becoming redeemable, no adjustment to the carrying value is recognized.

Allocation of Earnings

AES Indiana's renewable project partnerships are subject to profit-sharing arrangements where the allocation of earnings, cash distributions, and tax benefits are not based on fixed ownership percentages. These arrangements exist to designate different allocations of value among the investors, where the allocations change in form or percentage over the life of the partnership. AES Indiana uses the HLBV method when it is a reasonable approximation of the profit-sharing arrangement. The HLBV method calculates the proceeds that would be attributable to each partner based on the liquidation provisions of the respective operating partnership agreement if the partnership was to be liquidated at book value at the balance sheet date. Each partner’s share of income in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions (for further discussion, see Note 10, "Equity - Equity Transactions with Noncontrolling Interests").

The HLBV method is used to calculate the earnings attributable to noncontrolling interest when the business is consolidated by AES Indiana. In the early months of operations of a renewable generation facility where HLBV results in a significant decrease in the hypothetical liquidation proceeds attributable to the tax equity investor due to the recognition of ITCs or other adjustments as required by the U.S. Internal Revenue Code, AES Indiana records the impact (sometimes referred to as the "Day one gain") to income in the same period.

The following table summarizes the allocation of earnings and tax attributes to tax equity partners under the HLBV method and recognized as Net loss attributable to noncontrolling interests on the accompanying Consolidated Statements of Operations (see Note 2, "Regulatory Matters - IRP Filings and Replacement Generation" for further information on these renewable projects):

	For the Years Ended December 31,
	2025	2024	2023
Hardy Hills Solar	$6,872	$28,294	$26,093
Pike County BESS	107,618	—	—
Petersburg Energy Center	121,751	—	—
	$236,241	$28,294	$26,093

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

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported within the Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

	As of December 31,
	2025	2024
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$64,632	$24,259
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$64,637	$24,264

Accounts Receivable and Allowance for Credit Losses
The following table summarizes our accounts receivable balances at December 31:

	As of December 31,
	2025	2024
	(In Thousands)
Accounts receivable, net
Customer receivables	$184,471	$207,353
Unbilled revenue	94,875	90,731
Amounts due from related parties	8,611	6,508
Other	22,394	38,330
Allowance for credit losses	(14,057)	(29,798)
Total accounts receivable, net	$296,294	$313,124

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	For the Years Ended December 31,
	2025	2024
	(In Thousands)
Allowance for credit losses:
Beginning balance	$29,798	$2,283
Current period provision	26,888	26,662
Write-offs charged against allowance	(43,143)	(902)
Recoveries	514	1,755
Ending Balance	$14,057	$29,798

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. Beginning in 2024 and continuing into 2025, the current period provision and allowance for credit losses increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023. This has resulted in higher past due customer receivables. AES Indiana reinstituted the customer disconnections and write-off processes in March 2025, and third-party collection efforts were reinstituted in the third quarter of 2025.
Inventories

AES Indiana maintains coal, fuel oil, natural gas, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or net realizable value, using the average cost. The following table summarizes our inventories balances at December 31:

	As of December 31,
	2025	2024
	(In Thousands)
Inventories
Fuel	$21,694	$50,842
Materials and supplies, net	52,089	49,093
Total inventories	$73,783	$99,935

Regulatory Accounting

The retail utility operations of AES Indiana are subject to the jurisdiction of the IURC. AES Indiana’s wholesale power transactions are subject to the jurisdiction of the FERC. These agencies regulate AES Indiana’s utility business operations, tariffs, accounting, depreciation allowances, services, issuances of securities and the sale and acquisition of utility properties. The financial statements of AES Indiana are based on GAAP, including the provisions of FASB ASC 980, “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 2, “Regulatory Matters - Regulatory Assets and Liabilities”, for a discussion of specific regulatory assets and liabilities.

Property, Plant and Equipment

Property, plant and equipment is stated at original cost as defined for regulatory purposes. The cost of additions to property, plant and equipment and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.9%, 3.8% and 3.7% during 2025, 2024 and 2023, respectively. Depreciation expense was $307.4 million, $268.6 million, and $244.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. "Depreciation and amortization" expense on the accompanying Consolidated Statements of Operations is presented net of regulatory deferrals of depreciation expense and also includes amortization of intangible assets and amortization of previously deferred regulatory costs.

AES Indiana may receive contributions in aid of construction ("CIAC") from customers that are intended to defray all or a portion of the costs for certain capital projects. AES Indiana accounts for CIAC as a reduction to property, plant and equipment as costs are incurred for the related capital project, while CIAC received in advance of costs incurred are recognized as a liability. As of December 31, 2025, AES Indiana recorded a CIAC liability of $19.2 million, included in "Accrued and other current liabilities" on the Consolidated Balance Sheets.

AFUDC

In accordance with the Uniform System of Accounts prescribed by FERC, AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AES Indiana capitalized amounts using pretax composite rates of 5.4%, 6.6% and 7.1% during 2025, 2024 and 2023, respectively. AFUDC equity and AFUDC debt were as follows for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(In Thousands)
AFUDC equity	$2,547	$3,991	$9,315
AFUDC debt	$33,163	$32,240	$13,739

Impairment of Long-lived Assets

GAAP requires that AES Indiana test long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, AES Indiana is required to write down the asset to its fair value with a charge to current earnings. The net book value of AES Indiana’s property, plant, and equipment was $6.0 billion and $5.5 billion as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, AES Indiana had $226.7 million and $230.4 million, respectively, of long-term regulatory assets associated with retirement costs for Petersburg Units 1 and 2 and the conversion of Petersburg Units 3 and 4. AES Indiana does not believe any of these assets are currently impaired. In making this assessment, AES Indiana considers such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets; the anticipated demand and relative pricing of retail electricity in its service territory and wholesale electricity in the region; and the cost of fuel.

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized on a straight-line basis over their useful lives. The following table presents information related to the Company's intangible assets, including the gross amount capitalized and related amortization:

		December 31,
$ in thousands	Weighted average amortization periods (in years)	2025	2924
Capitalized software	6	$297,631	$280,020
Project development intangible assets	29	145,370	83,149
Other	Various	809	797
Less: Accumulated amortization		(157,850)	(131,756)
Intangible assets - net		$285,960	$232,210

	For the Years Ended December 31,
	2025	2024	2023
Amortization expense	$27,107	$26,193	$14,570

Estimated future amortization
Years ending December 31,
2026			$26,435
2027			23,717
2028			24,014
2029			23,463
2030			20,943
Total			$118,572

Implementation Costs Related to Software as a Service

AES Indiana has recorded prepayments for implementation costs related to software as a service in support of utility customer services of $2.7 million and $2.5 million as of December 31, 2025 and 2024, respectively, which are recorded within “Prepayments and other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the face amount of that debt and amortized over the related financing period using the effective interest method. Debt issuance costs related to a line-of-credit or revolving credit facility are deferred and presented as an asset and amortized on a straight-line basis over the related financing period. Make-whole payments in connection with early debt retirements are classified as cash flows from financing activities.

Contingencies

AES Indiana accrues for loss contingencies when the amount of the loss is probable and estimable. AES Indiana is subject to various environmental regulations and is involved in certain legal proceedings. If AES Indiana’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows, although that has not been the case during the periods covered by this report. Accruals for loss contingencies were not material as of December 31, 2025 and 2024. See Note 11, "Commitments and Contingencies - Contingencies" for additional information.

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

Revenue Recognition

Revenue related to the sale of energy is generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, AES Indiana uses models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, commercial and industrial customers; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. An allowance for credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. AES Indiana’s provision for expected credit losses included in “Operating expenses - Operation and maintenance” on the accompanying Consolidated Statements of Operations was $27.1 million, $27.4 million and $7.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

AES Indiana’s basic rates include a provision for fuel costs as established in AES Indiana’s most recent rate proceeding, which last adjusted AES Indiana’s rates in May 2024. AES Indiana is permitted to recover actual costs of power purchased and fuel consumed, subject to certain restrictions. This is accomplished through quarterly FAC proceedings, in which AES Indiana estimates the amount of fuel and power purchased costs in future periods. Through these proceedings, AES Indiana is also permitted to recover, in future rates, underestimated fuel and power purchased costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that AES Indiana’s rates are adjusted. See also Note 2, “Regulatory Matters”, for a discussion of other costs that AES Indiana is permitted to recover through periodic rate adjustment proceedings and the status of current rate adjustment proceedings.

In addition, AES Indiana is one of many transmission system owner members of MISO, an RTO which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. See Note 14, “Revenue” for additional information of MISO sales and other revenue streams.

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

Tax Credit Transferability

The IRA allows the owners of renewable energy projects to directly transfer ITCs to unrelated tax credit buyers. In many cases, ITCs are generated at partnerships which are non-tax paying entities for U.S. federal income tax purposes. These entities cannot utilize tax credits, but rather allocate credits to their partners, who report their share of the partnership credits on their individual tax returns. Once a project is placed in service, any portion of the tax credit to be transferred which is allocated to a noncontrolling interest holder is recorded as a noncash deemed contribution within "Noncontrolling interests" or "Redeemable stock of subsidiaries" on the Consolidated Balance Sheets as this represents an increase in the partners’ capital account. To the extent any of the transfer proceeds are contractually obligated to be distributed to the noncontrolling interest holder, the Company records a corresponding noncash deemed distribution within "Noncontrolling interests" or "Redeemable stock of subsidiaries." The receipt of cash from the transfer of tax credits, inclusive of the portion allocated to noncontrolling interest holders, is treated as an operating cash inflow on the Consolidated Statements of Cash Flows.

During the year ended December 31, 2025, Pike County Energy Storage JV, LLC executed an agreement to transfer ITCs directly to a third party for $133.0 million. This amount was allocated to noncontrolling interest and treated as a capital contribution from the noncontrolling interest holder with no income tax benefit recorded by the Company. Pike County Energy Storage JV, LLC received and distributed to the noncontrolling interest holder cash proceeds from these tax credit transfers of $133.0 million during the year ended December 31, 2025.

Repair and Maintenance Costs

Repair and maintenance costs are expensed as incurred.

Per Share Data

IPALCO owns all of the outstanding common stock of AES Indiana. AES Indiana does not report earnings on a per-share basis.

New Accounting Pronouncements Adopted in 2025

The following table provides a brief description of recent accounting pronouncements that had an impact on AES Indiana’s Financial Statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on AES Indiana’s Financial Statements.

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
		December 31, 2025	The Company adopted the standard on a prospective basis. See Note 8, "Income Taxes" for impact.

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
AES Indiana is currently evaluating the impact of adopting the standard on its consolidated financial statements. This ASU only affects disclosures, which will be provided when the amendment becomes effective.

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

	2. The entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements.	The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.	AES Indiana is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2025-09: Hedge Accounting Improvements
Issue 1: Similar Risk Assessment for Cash Flow Hedges

The amendments in this Update permit grouping forecasted transactions in a cash flow hedge based on similar risk exposures, subject to initial and ongoing risk assessments.

Issue 2: Hedging Forecasted Interest Payments on Choose‑Your‑Rate Debt

The amendments in this Update provide a model to facilitate the application of cash flow hedge accounting for forecasted interest payments on variable‑rate debt that permits borrowers to change the interest rate index and reset frequency (“choose‑your‑rate” debt).

Issue 3: Cash Flow Hedges of Nonfinancial Forecasted Transactions

The amendments in this Update expand hedge accounting for forecasted purchases and sales of nonfinancial assets by allowing hedging of eligible price components and subcomponents, subject to specific criteria.

Issue 4: Net Written Options as Hedging Instruments

The amendments in this Update eliminate the requirement to apply the net written option test to compound derivatives consisting of a swap and a written option that are designated as hedging instruments in cash flow or fair value hedges of interest rate risk.

Issue 5: Foreign‑Currency‑Denominated Debt Used in Dual Hedges

The amendments in this Update eliminate recognition and presentation mismatches in dual hedge strategies by excluding fair value hedge basis adjustments from net investment hedge effectiveness assessments and requiring related foreign exchange gains and losses to be recognized in earnings. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, and should be applied prospectively for all hedging relationships that exist at the date of adoption. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, and should be applied prospectively for all hedging relationships that exist at the date of adoption.
AES Indiana is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2025-11: Interim Reporting (Topic 270)—Narrow-Scope Improvements
The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270 by organizing existing GAAP interim disclosure requirements into a single framework and clarifying when additional disclosures are required for material events occurring after the most recent annual reporting period.
	The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods.	AES Indiana is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2025-12: Codification Improvements
The amendments in this Update include 34 issues that represent changes to the Codification that clarify, correct errors, or make minor improvements, making the Codification easier to understand and apply. The amendments in this Update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear.

The amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis as of the beginning of an annual reporting period.
AES Indiana is currently evaluating the impact of adopting the standard on its consolidated financial statements.

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

Basic Rates and Charges

AES Indiana’s basic rates and charges represent the largest component of its annual revenue. AES Indiana’s basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes, including a fair return on the fair value of the utility property used and useful in providing service to customers. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve AES Indiana, the IURC, the OUCC, and other interested stakeholders. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property.

AES Indiana’s declining block rate structure generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, fuel costs, generating unit availability, and capital expenditures, including those required by environmental regulations, can affect the return realized.

Regulatory Rate Review and Base Rate Orders

On June 3, 2025, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. The factors leading to AES Indiana’s base rate increase request include inflationary impacts on operations and maintenance expenses and continued investments in generation, transmission and distribution assets. AES Indiana is also seeking recovery of increased costs to support its vegetation management plan, storm restoration costs and technology to enhance resiliency and reliability. On October 15, 2025, AES Indiana entered into a Stipulation and Settlement Agreement (the “Settlement”) with most parties in AES Indiana's pending regulatory rate review at the IURC. This Settlement provides for updated base rates for electric services in AES Indiana's territory and is subject to, and conditioned upon, approval by the IURC. Among other things, the Settlement proposes an increase in AES Indiana's revenue of $90.7 million and provides a return on common equity of 9.75% and cost of long-term debt of 5.34%, on a rate base of approximately $5.5 billion for AES Indiana's 2027 electric service base rates. The partial settlement agreement also includes a commitment to not implement additional base rate increases, following the implementation of new base rates under the Settlement, until at least January of 2030 and to not start a second TDSIC Plan before January of 2028. An evidentiary hearing with the IURC was held on January 28 and 29, 2026, and AES Indiana anticipates a final order from the IURC in the second quarter of 2026.

On April 17, 2024, the IURC issued an order (the “2024 Base Rate Order”) approving the Stipulation and Settlement Agreement that AES Indiana entered into on November 22, 2023, with the OUCC and the other intervening parties in AES Indiana’s base rate case filing. Among other matters and consistent with the Stipulation and Settlement Agreement, the 2024 Base Rate Order approves an increase in AES Indiana's total annual operating revenue of $71 million for AES Indiana’s electric service and provides a return on common equity of 9.9% and cost of long-term debt of 4.9% on a rate base of approximately $3.5 billion. Updated customer rates and charges became effective on May 9, 2024. The 2024 Base Rate Order provides that annual wholesale margins earned above (or below) the benchmark of $28.6 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. Similarly, the 2024 Base Rate Order provides that all capacity sales and expenses above (or below) an expense benchmark of $19.0 million shall be passed back (or charged) to customer rates through a rate adjustment mechanism. The factors leading to AES Indiana's base rate increase request included inflationary impacts on operations and maintenance expenses, investments in the transmission and distribution systems, and modernization of its customer systems.

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

AES Indiana has not reported earnings in excess of the authorized level that exceeds the Cumulative Deficiency for any FAC periods in calendar years 2023, 2024 and 2025.

ECCRA

AES Indiana may apply to the IURC for approval of a rate adjustment known as the ECCRA periodically to recover costs (including a return) to comply with certain environmental regulations applicable to AES Indiana’s generating stations, recover costs (including a return) on certain investments in renewable and battery energy storage projects, and recover the retail portion of costs for generation consumables and environmental allowances. The total amount of AES Indiana’s environmental equipment and renewable projects approved for ECCRA recovery as of December 31, 2025 was $851.6 million. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending February 2026 is a net cost to customers of $114.9 million.

DSM

Through various rate orders from the IURC, AES Indiana has been able to recover its costs of implementing various DSM programs throughout the periods covered by this report. In 2025, 2024 and 2023, AES Indiana also had the ability to receive financial incentives, dependent upon the level of success of the programs. Financial incentives included in rates for the years ended December 31, 2025, 2024 and 2023 were $4.6 million, $3.8 million and $2.7 million, respectively.

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

AES Indiana filed a petition with the IURC on May 31, 2024 asking for approval of a two-year DSM plan for the 2025-2026 program years which was approved by the IURC on January 8, 2025. The approval included cost recovery of programs as well as financial incentives, depending on the level of success of the programs. The order also approved recovery of lost revenue, consistent with the provisions of the settlement agreement.

Wind and Solar Power Purchase Agreements

AES Indiana is currently committed under another agreement to purchase all wind-generated electricity through 2031 from a project in Minnesota, which has a maximum output capacity of approximately 200 MW. In addition, AES Indiana has 94.5 MW of solar-generated electricity in its service territory under long-term contracts (these long-term contracts have expiration dates ranging from 2026 to 2033), of which 94.0 MW was in operation as of December 31, 2025. AES Indiana has authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC. If and when AES Indiana sells the renewable energy attributes (in the form of renewable energy credits) generated from these facilities, the proceeds would pass back to benefit AES Indiana’s retail customers through the FAC.

AES Indiana was previously committed under a power purchase agreement to purchase all wind-generated electricity through 2029 from a wind project in Indiana ("Hoosier Wind"), which had a maximum output capacity of approximately 100 MW. AES Indiana acquired Hoosier Wind in February 2024, and the existing power purchase agreement was terminated upon closing (see "IRP Filings and Replacement Generation - Hoosier Wind" below for further information).

TDSIC

In 2013, Senate Enrolled Act 560, the Transmission, Distribution, and Storage System Improvement Charge ("TDSIC") statute, was signed into law. The TDSIC statute was revised in 2019. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a plan of at least five years and not more than seven for eligible investments. The first eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation, and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next base rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenue.

On March 4, 2020, the IURC issued an order approving the projects in a seven-year TDSIC Plan for eligible transmission, distribution and storage system improvements totaling $1.2 billion from 2020 through 2026. Beginning in June 2020, AES Indiana files an annual TDSIC rate adjustment for a return on and of investments through March 31 with rates requested to be effective each November. Annual TDSIC plan update filings are required to be staggered with the TDSIC rider rate filings by six months as ordered by the IURC and are filed each December.

Per the TDSIC statute, a public utility may not file a petition within nine months after the date on which the commission issues an order changing the public utility's basic rates and charges with respect to the same type of utility service. The TDSIC Rider rate filing in June 2025 included twenty-four months of TDSIC revenue requirement because there was no TDSIC Rider rate filing in 2024 due to the timing of the 2024 Base Rate Order.

The total amount of AES Indiana’s equipment net of depreciation, including carrying costs, approved for TDSIC recovery as of December 31, 2025 was $488.5 million. The jurisdictional revenue requirement approved by the IURC to be included in AES Indiana’s rates for the twelve-month period ending October 2026 is a net cost to customers of $43.9 million.

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

2022 IRP

In December 2022, AES Indiana filed its 2022 IRP with the IURC, which describes AES Indiana’s Preferred Resource Portfolio for meeting generation capacity needs for serving AES Indiana’s retail customers over the next several years. The Preferred Resource Portfolio is AES Indiana’s reasonable least cost option and provides a cleaner and more diverse generation mix for customers. The 2022 IRP short-term action plan includes converting the two remaining coal units at Petersburg to natural gas (see "Petersburg Repowering" below for further information). Resulting from this IRP, AES Indiana also added three renewable projects to its generation portfolio, including Pike County BESS, Hoosier Wind and Crossvine.

Petersburg Repowering

On March 11, 2024, AES Indiana filed for approval of a CPCN with the IURC to convert Petersburg Units 3 and 4 from coal to natural gas ("Petersburg Repowering") and to recover costs through future rates. On November 6, 2024, the IURC issued an order approving the CPCN which includes: (1) approval of Petersburg Repowering and (2) approval of the accounting and ratemaking requests associated with Petersburg Repowering including AES Indiana's creation of regulatory assets for the remaining net book value of the Petersburg Units 3 and 4 retired assets, and certain materials and supplies inventories that will no longer be used, and recovery of certain other costs. Petersburg Unit 3 was taken offline in February 2026, and Petersburg Unit 4 is expected to be taken offline in June 2026. Construction activities are ongoing, with the units as converted expected to come back online for commissioning by May 2026 and October 2026, respectively.

As a result of the resolutions from this order, AES Indiana has $113.9 million and $101.0 million of projected Petersburg Units 3 and 4 retirement costs (including MATS equipment which was approved for recovery in Cause No. 44242 – CPCN to construct, install and use clean coal technology), and $20.7 million and $20.4 million of materials and supplies inventories that will no longer be used, upon retirement, recorded as long-term regulatory assets as of December 31, 2025 and 2024, respectively.

Hardy Hills Solar

In January 2021, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the acquisition and construction of 195 MW Hardy Hills Solar to be developed in Clinton County, Indiana. In December 2023, the first stage of construction for Hardy Hills Solar was completed and placed in service, with initial operations for over half of the project commencing on December 28, 2023. Construction was completed for the remaining MW and the project achieved full commercial operations in May 2024.

Petersburg Energy Center

In July 2021, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the acquisition and construction of a 250 MW solar and 45 MW (180 MWh) energy storage facility to be developed in Pike County, Indiana. In October 2022, the agreement was amended to revise the project schedule, including shifting the completion date to 2025, and adjusting for increased project costs. On December 22, 2022, AES Indiana filed a petition with the IURC for approval of these revisions, which was approved in May 2023. On August 31, 2023, AES Indiana closed on the agreement for the acquisition and construction of Petersburg Energy Center. This transaction was accounted for as an asset acquisition of a VIE that did not meet the definition of a business; therefore, the individual assets were recorded at their fair values. Total net assets of $48.7 million were recorded in the accompanying Consolidated Balance Sheets associated with the transaction, primarily consisting of project development intangible assets (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets" for further information). In November 2025, Petersburg Energy Center was placed in service.

Pike County BESS

In June 2023, AES Indiana, through a wholly-owned subsidiary, executed an agreement for the construction of the 200 MW (800 MWh) Pike County BESS to be developed at the AES Indiana Petersburg Plant site in Pike County, Indiana. On July 19, 2023, AES Indiana filed a petition and case-in-chief with the IURC seeking approval for a Clean Energy project and associated timely cost recovery under Indiana Code for this project. A hearing for this case was held in October 2023, and IURC approval was received on January 17, 2024. In March 2025, Pike County BESS was placed in service.

Hoosier Wind

In August 2023, AES Indiana filed for IURC issuance of a CPCN approving the acquisition of 100% of the membership interests in Hoosier Wind, LLC (“Hoosier Wind”), which is an existing 106 MW wind facility located in Benton County, Indiana. IURC approval was received on January 24, 2024, and the transaction closed on February 29, 2024. Immediately following the acquisition of Hoosier Wind, the legal entity was dissolved by AES Indiana. The transaction was accounted for as an asset acquisition that did not meet the definition of a business. Of the total consideration transferred of $92.6 million, including transaction costs, approximately $48.8 million was allocated to the identifiable assets acquired on a relative fair value basis, primarily consisting of tangible wind farm assets and typical working capital items. The remaining consideration was allocated to the termination of the pre-existing power purchase agreement between AES Indiana and Hoosier Wind, which was deferred as a long-term regulatory asset.

Crossvine

On August 1, 2024, AES Indiana executed an agreement for the acquisition of a development stage solar and BESS project to be developed in Dubois County, Indiana. AES Indiana plans to build 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be placed in service in mid-2027. AES Indiana filed a petition and case-in-chief with the IURC in August 2024, seeking a CPCN for this project, and IURC approval was received on April 9, 2025. On May 16, 2025, AES Indiana closed on the agreement for the acquisition of Crossvine Solar 1, LLC. This transaction was accounted for as an asset acquisition of a variable interest entity that did not meet the definition of a business; therefore, the identifiable assets and liabilities were recorded at their fair values. Total net assets of $77.6 million were recorded on the accompanying Consolidated Balance Sheets associated with the transaction, primarily consisting of a project development intangible asset valued at $63.5 million and construction work in progress (see Note 1, "Overview and Summary of Significant Accounting Policies - Intangible Assets" for further information).

Incentives for Clean Energy Projects

Indiana Code 8-1-8 (the "clean energy statute") offers certain incentives for clean energy projects. Primarily, it allows for the timely recovery of costs and expenses incurred during construction and operation of eligible projects outside of a base rate proceeding. Clean energy projects eligible for incentives under this statute include renewable energy resources such as wind, photovoltaic cells and panels, solar energy, and energy storage systems or technologies, among others. AES Indiana filed for and received IURC approval of Crossvine, Hoosier Wind, Pike County BESS, Petersburg Energy Center, Hardy Hills Solar and Petersburg Repowering under this statute. AES Indiana continues to evaluate projects which may also be filed under this statute.

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

The following table presents AES Indiana's regulatory assets and liabilities:

			December 31,
	Type of Recovery	Recovery Period	2025	2024
			(In Thousands)
Regulatory assets, current:
Undercollections of rate riders	B	2026	$68,922	$115,911
Costs being recovered through basic rates and charges	A/B	2026	13,214	18,417
Total regulatory assets, current			82,136	134,328
Regulatory assets, non-current:
Unrecognized pension and other
postretirement benefit plan costs	A/B	Ongoing	108,355	124,176
Petersburg Units 1 and 2 retirement costs	A	2033	112,803	129,375
Petersburg Units 3 and 4 retirement costs	A/B	Undetermined (C)	134,608	121,351
TDSIC costs	A	2060	71,758	52,469
Environmental costs	A/B	2044	54,000	65,186
Hoosier Wind	A	2039	48,208	53,394
Other undercollections to be collected through rate riders	A/B	Various	39,613	27,607
Other costs being recovered through basic rates and charges	A/B	Various	26,619	29,140
Other regulatory assets, non-current	A/B	Various	19,360	16,331
Total regulatory assets, non-current			615,324	619,029
Total regulatory assets			$697,460	$753,357

Regulatory liabilities, current:
Overcollections and other credits being passed
to customers through rate riders	B	2026	$27,078	$8,959
to customers through transmission rates	A	2026	1,817	—
FTRs	B	2026	3,506	2,956
Total regulatory liabilities, current			32,401	11,915
Regulatory liabilities, non-current:
ARO and accrued asset removal costs	B	Not applicable	188,456	344,506
Deferred income taxes payable to customers through rates	B	Ongoing	54,663	58,378
Environmental Compliance Rider	B	Ongoing	12,060	146
Other regulatory liabilities, non-current	B	2028	3,883	991
Total regulatory liabilities, non-current			259,062	404,021
Total regulatory liabilities			$291,463	$415,936

A – Recovery of incurred costs plus rate of return. Refund of incurred credits, plus rate of return.
B – Recovery of incurred costs without a rate of return. Refund of incurred credits without a rate of return.
C – Petersburg Units 3 and 4 retirement costs included in pending rate case filed with IURC in June 2025. Recovery period pending final order from the IURC.

Current Regulatory Assets and Liabilities

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate orders; recovery for the remaining costs is probable, but not certain.

Undercollections to be collected through rate riders

Current undercollections to be collected through rate riders include: (i) DSM, (ii) ECCRA costs, (iii) Off System Sales Margin Sharing, (iv) Capacity rider costs, (v) overcollection of MISO rider costs, and (vi) TDSIC.

Costs being recovered through basic rates and charges

Current regulatory assets also include the current portion of certain deferred costs to be collected through base rates, which include: (i) Rate case costs, (ii) COVID-19 costs, (iii) one-time implementation costs and Software as a Service costs related to the ACE project, and (iv) environmental costs. With the exception of environmental costs, costs recovered through base rates do not earn a return on investment.

Overcollections and other credits being returned through rate riders

Current overcollections to be returned through rate riders include: (i) Green Power and (ii) deferred fuel costs.

Overcollections being returned through transmission Rates

Transmission formula rate assets and liabilities represent the amounts due from/to customers as a result of the implementation of transmission formula rates, which are adjusted each year based on actual revenue and costs from a previous year.

FTRs

In connection with AES Indiana’s participation in MISO, in the second quarter of each year AES Indiana is granted financial instruments that can be converted into cash or FTRs based on AES Indiana’s forecasted peak load for the period. See Note 5, “Fair Value - Fair Value Hierarchy and Valuation Techniques - Financial Assets - FTRs” for additional information.

Non-Current Regulatory Assets and Liabilities

Other undercollections to be collected through rate riders

Non-current undercollections to be collected through rate riders include: (i) Hardy Hills Solar project costs, (ii) Petersburg Energy Center project costs, (iii) Pike County BESS project costs, and (iv) Crossvine project costs.

Other costs being recovered through basic rates and charges

Non-current regulatory assets also include the non-current portion of certain deferred costs to be collected through base rates, which include: (i) Major storm costs, (ii) COVID-19 costs, and (iii) one-time implementation costs and Software as a Service costs related to the ACE project. With the exception of ACE one-time implementation costs and Software as a Service costs, costs recovered through base rates do not earn a return on investment.

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

Petersburg Units 1 and 2 Retirement Costs

These consist of the remaining unamortized net book value of Petersburg Unit 1 and 2 which were retired as a result of AES Indiana's 2019 IRP. These costs are currently being recovered through base rates under the 2024 Base Rate Order over a period of ten years.

Petersburg Units 3 and 4 Retirement Costs

On November 6, 2024, the IURC issued an order approving the CPCN to convert Petersburg Units 3 and 4 from coal to natural gas. As a result of this order and in accordance with ASC 980, it was determined that the conversion of Petersburg Units 3 and 4 from coal to natural gas became probable, and the projected remaining net book value of the Petersburg Units 3 and 4 retired assets of $113.9 million and materials and supplies inventories that will no longer be used of $20.7 million were reclassified from net property, plant and equipment and inventories, respectively, to long-term regulatory assets. See “IRP Filings and Replacement Generation” above for additional discussion.

TDSIC Costs

These consist of various costs incurred for AES Indiana's approved TDSIC Plan. These costs were approved for recovery through AES Indiana's TDSIC proceedings and amortization periods range from 1 to 36 years. See “TDSIC” above for additional discussion.

Environmental Compliance Rider

These consist of various costs and credits incurred to comply with environmental regulations. These costs and credits were approved for recovery or return either through AES Indiana's ECCRA proceedings or in the 2024 Base Rate Order. Amortization periods vary, ranging from 1 to 18 years.

Hoosier Wind

As discussed above in “IRP Filings and Replacement Generation”, AES Indiana acquired Hoosier Wind on February 29, 2025. The transaction was accounted for as an asset acquisition and a portion of the consideration transferred was allocated to the termination of the pre-existing power purchase agreement between AES Indiana and Hoosier Wind, which was deferred as a long-term regulatory asset. This regulatory asset also includes deferred operation and maintenance and carrying costs on AES Indiana's investment in accordance with the approved CPCN. The investment costs, including operations and maintenance and carrying costs, were approved for recovery via the ECCRA rider until the project is included in a future base rate case.

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

On December 22, 2017, the U.S. federal government enacted the TCJA, which, among other things, reduced the federal corporate income tax rate from 35% to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, AES Indiana and IPALCO remeasured their deferred income tax assets and liabilities using the new tax rate. The impact of the reduction of the income tax rate on deferred income taxes was utilized in the 2018 Base Rate Order to reduce jurisdictional retail rates. Accordingly, we have a net regulatory deferred income tax liability of $54.7 million and $58.3 million as of December 31, 2025 and 2024, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

The original cost of property, plant and equipment segregated by functional classifications follows:

	As of December 31,
	2025	2024
	(In Thousands)
Production	$5,193,079	$4,303,827
Transmission	569,083	516,178
Distribution	2,818,347	2,562,827
General plant	284,679	251,715
Total property, plant and equipment in service	8,865,188	7,634,547
Less: Accumulated depreciation	3,288,070	3,071,167
Net property, plant and equipment in service	5,577,118	4,563,380
Construction work in progress	442,318	897,863
Property, plant and equipment, net	$6,019,436	$5,461,243

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

AES Indiana’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liabilities for the periods indicated:

	2025	2024
	(In Thousands)
Balance as of January 1	$378,460	$249,930
Liabilities incurred	72,621	9,060
Liabilities settled	(28,301)	(14,539)
Revisions to cash flow and timing estimates	132,736	117,743
Accretion expense	17,671	16,266
Balance as of December 31	$573,187	$378,460
Less: ARO liabilities, current	40,724	32,161
ARO liabilities, non-current	$532,463	$346,299

ARO liabilities incurred primarily relate to additional CCR liabilities, as well as decommissioning costs for AES Indiana’s renewable projects. AES Indiana recorded revisions to its ARO liabilities during these two periods primarily to reflect revisions to cash flow estimates due to increases in closure costs and groundwater treatment measures for ash ponds and landfills. For the year ended December 31, 2025, revisions were primarily associated with updates to the Petersburg and Harding Street Corrective Measures Assessments related to ash ponds and groundwater treatment. For the year ended December 31, 2024, revisions were primarily associated with a revised decommissioning study for AES Indiana. As of December 31, 2025 and 2024, AES Indiana did not have any assets that are legally restricted for settling its ARO liabilities.

5. FAIR VALUE

The fair value of current financial assets and liabilities approximates their reported carrying amounts. The estimated fair value of AES Indiana’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Forward Power Contracts

As of December 31, 2025 and 2024, all outstanding forward power contracts had settled and there was no notional amount outstanding. All changes in the market value of the forward power contracts were recorded in the Consolidated Statements of Operations in the period in which the change occurred. See also Note 6, "Derivative Instruments and Hedging Activities - Derivatives Not Designated as Hedge" for further information.

Recurring Fair Value Measurements

The fair value of assets at December 31, 2025 and 2024 measured on a recurring basis and the respective category within the fair value hierarchy for AES Indiana was determined as follows:

	Fair Value as of December 31, 2025				Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
FTRs	$—	$—	$1,584	$1,584	$—	$—	$1,526	$1,526
Total financial assets measured at fair value	$—	$—	$1,584	$1,584	$—	$—	$1,526	$1,526

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Reconciliation of Financial Instruments Classified as Level 3
(In Thousands)
Balance at January 1, 2024	$1,388
Issuances	3,811
Settlements	(3,673)
Balance at December 31, 2024	1,526
Issuances	4,718
Settlements	(4,660)
Balance at December 31, 2025	$1,584

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	December 31, 2025		December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,073,800	$2,937,587	$2,763,800	$2,555,449
Variable-rate	—	—	500,000	500,000
Total indebtedness	$3,073,800	$2,937,587	$3,263,800	$3,055,449

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $27.7 million and $26.4 million at December 31, 2025 and 2024, respectively; and
•unamortized discounts of $9.0 million and $8.1 million at December 31, 2025 and 2024, respectively.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

AES Indiana uses derivatives principally to manage the risk of price changes for fuel and power purchased. The derivatives that AES Indiana uses to economically hedge this risk is governed by our risk management policies for forward and futures contracts. AES Indiana's net positions are continually assessed within its structured hedging programs to determine whether new or offsetting transactions are required. AES Indiana monitors and values derivative positions monthly as part of its risk management processes. AES Indiana uses published sources for pricing, when possible, to mark positions to market. All of AES Indiana's derivative instruments are used for risk management purposes and are designated as cash flow hedges if they qualify under ASC 815 for accounting purposes.

At December 31, 2025, AES Indiana's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	3,068	—	3,068
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

When applicable, AES Indiana has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2025 and 2024, AES Indiana did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of AES Indiana's derivative instruments (in thousands):

			December 31,
Commodity	Hedging Designation	Balance sheet classification	2025	2024
FTRs	Not a Cash Flow Hedge	Prepayments and other current assets	$1,584	$1,526

7. DEBT

The following table presents AES Indiana’s long-term debt:

		December 31,
Series	Due	2025	2024
		(In Thousands)
AES Indiana first mortgage bonds:
0.65% (1)	August 2025	$—	$40,000
0.75% (2)	April 2026	30,000	30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
5.05%	August 2035	350,000	—
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	650,000
Unamortized discount – net		(9,021)	(8,093)
Deferred financing costs		(27,705)	(25,469)
Total AES Indiana first mortgage bonds		3,037,074	2,730,238
Total consolidated AES Indiana long-term debt		3,037,074	2,730,238
Less: current portion of long-term debt		89,902	39,910
Net consolidated AES Indiana long-term debt(3)		$2,947,172	$2,690,328

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
(3)Excludes $0.2 million and $0.2 million (current) and $107.1 million and $86.9 million (non-current) finance lease liabilities included in the respective short and long-term debt line items on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. See Note 15, "Leases" for further information.

Line of Credit

AES Indiana entered into a third amendment and restatement of its $500 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Indiana Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $200 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Indiana Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of December 31, 2025 and 2024, AES Indiana had $0.0 million and $100.0 million in outstanding borrowings on the committed AES Indiana Credit Agreement, respectively.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2025 are as follows:

Year	Amount
(In Thousands)
2026	$90,000
2027	—
2028	—
2029	55,000
2030	—
Thereafter	2,928,800
3,073,800
Unamortized discounts	(9,021)
Deferred financing costs, net	(27,705)
Total long-term debt	$3,037,074

Significant Transactions

AES Indiana First Mortgage Bonds and AES Indiana Term Loans

In August 2025, AES Indiana issued $350 million aggregate principal amount of first mortgage bonds, 5.05% Series, due August 2035, pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from this offering of approximately $345.2 million, after deducting the initial purchasers' discounts and fees and expenses for the offering, were used to repay amounts outstanding on the $400 million Term Loan Agreement (described below), outstanding borrowings on the Credit Agreement and for general corporate purposes.

In August 2024, AES Indiana entered into an unsecured $400 million Term Loan Agreement, which was drawn in two tranches, with the proceeds being used for general corporate purposes. This agreement was fully repaid in June and August 2025.

In March 2024, AES Indiana issued $650 million aggregate principal amount of first mortgage bonds, 5.70% Series, due April 2054, pursuant to Rule 144A and Regulation S under the Securities Act. The net proceeds from this offering of approximately $640.5 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering, were used to repay the $300 million Term Loan Agreement (described below), outstanding borrowings on the AES Indiana Credit Agreement and for general corporate purposes.

In November 2023, AES Indiana entered into an unsecured $300 million Term Loan Agreement, which was fully drawn at closing with the proceeds being used for general corporate purposes. This agreement was fully repaid in March 2024.

Other

In February 2024, AES Indiana received a $92.0 million short-term loan from AES. This loan was fully repaid in March 2024.

Restrictions on Issuance of Debt

All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 29, 2026. In February 2024, AES Indiana received an order from the IURC granting AES Indiana authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $0 million remains available under the order as of December 31, 2025. This order also grants AES Indiana authority to have up to $750 million of amounts outstanding at any one time under long-term credit agreements and liquidity facilities, of which $750 million remains available under the order as of December 31, 2025. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of December 31, 2025. AES Indiana also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, AES Indiana is generally allowed to fully draw the amounts available on its AES Indiana Credit Agreement, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

The mortgage and deed of trust of AES Indiana, together with the supplemental indentures thereto, secure the first mortgage bonds issued by AES Indiana. Pursuant to the terms of the mortgage, substantially all property owned by AES Indiana is subject to a first mortgage lien securing indebtedness of $3,073.8 million as of December 31, 2025. The AES Indiana first mortgage bonds require net income as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. AES Indiana was in compliance with such requirements as of December 31, 2025.

Credit Ratings

AES Indiana’s ability to borrow money or to refinance existing indebtedness and the interest rates at which AES Indiana can borrow money or refinance existing indebtedness are affected by AES Indiana’s credit ratings. In addition, the applicable interest rates on the AES Indiana Credit Agreement are dependent upon the credit ratings of AES Indiana. Downgrades in the credit ratings of AES and/or IPALCO could result in AES Indiana’s credit ratings being downgraded.

8. INCOME TAXES

AES Indiana follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. Investment tax credits related to joint venture renewable projects have been deferred and are being amortized over 12 months through the ECCRA.

AES files federal and state income tax returns which consolidate IPALCO and AES Indiana. Under a tax sharing agreement with IPALCO, AES Indiana is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if AES Indiana filed separate income tax returns. AES Indiana is no longer subject to U.S. or state income tax examinations for tax years through 2021, but is open for all subsequent periods. AES Indiana made tax sharing payments to IPALCO of $57.2 million, $22.9 million and $0.0 million in 2025, 2024 and 2023, respectively.

Income Tax Provision

The entire amount of income before income tax relates to domestic operations. Federal and state income taxes charged to income are as follows:

	2025	2024	2023
	(In Thousands)
Components of income tax expense:
Current income taxes:
Federal	$32,673	$23,166	$1,816
State	8,540	5,626	268
Total current income taxes	41,213	28,792	2,084
Deferred income taxes:
Federal	57,418	12,821	17,631
State	14,906	(2,850)	5,951
Total deferred income taxes	72,324	9,971	23,582
Total income tax expense	$113,537	$38,763	$25,666

Effective and Statutory Rate Reconciliation

The provision for income taxes is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference for 2025, stated in amount and as a percentage of pretax income following the prospective adoption of ASU 2023-9, are as follows:

	2025
($ in thousands)	Amount	Percentage
U.S. Federal statutory tax rate	$48,732	21.0%
State and local income taxes, net of federal income tax effects (1)	18,523	8.0%
Tax credits	(839)	(0.4)%
Nontaxable or nondeductible items	876	0.4%
Noncontrolling interest of subsidiaries	49,611	21.4%
Reversal of excess deferred taxes	(3,353)	(1.5)%
Other - net	(13)	—%
Total income tax expense / Effective tax rate	$113,537	48.9%

(1)     State taxes in Indiana make up the majority (greater than 50 percent) of the tax effect in this category.

The reasons for the difference for 2024 and 2023, stated as a percentage of pretax income, prior to the adoption of ASU 2023-09, are as follows:

	2024	2023
Federal statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal tax benefit	3.9%	3.9%
Depreciation flow through and amortization	(7.4)%	(8.0)%
AFUDC - equity	0.4%	(0.2)%
Noncontrolling interests in subsidiaries	4.0%	5.6%
Other – net	0.2%	(0.1)%
Effective tax rate	22.1%	22.2%

Deferred Income Taxes

The significant items comprising AES Indiana’s net accumulated deferred tax liability recognized on the Consolidated Balance Sheets as of December 31, 2025 and 2024 are as follows:

	2025	2024
	(In Thousands)
Deferred tax liabilities:
Utility property, net	$454,283	$438,018
Regulatory assets recoverable through future rates	129,944	112,389
Employee benefit plans	1,906	—
Right of use asset	—	17,670
Investments in tax partnerships	33,320	—
Other	670	7,175
Total deferred tax liabilities	620,123	575,252
Deferred tax assets:
Investment tax credit	127	4
Regulatory liabilities including ARO	169,096	170,236
Employee benefit plans	—	265
Investments in tax partnerships	—	6,649
Lease liability	—	18,169
Other	6,292	10,980
Total deferred tax assets	175,515	206,303
Deferred income tax liability – net	$444,608	$368,949

Uncertain Tax Positions

Tax years subsequent to 2021 remain open to examination by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, AES Indiana believes unrecognized tax benefits of $0 at December 31, 2025, 2024 and 2023, respectively, are the appropriate accrual for our uncertain tax positions. However, audit outcomes and the timing of audit settlements and future events that would impact AES Indiana's previously recorded unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of future examinations may exceed AES Indiana's provision for current unrecognized tax benefits.

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

9. BENEFIT PLANS

Defined Contribution Plans

All of AES Indiana’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 76% of AES Indiana’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds of base compensation. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the company match. Employer contributions to the Thrift Plan were $4.3 million, $3.9 million and $3.7 million for 2025, 2024 and 2023, respectively.

The RSP

Approximately 24% of AES Indiana’s active employees are covered by the RSP, a qualified defined contribution plan containing both match and nondiscretionary components. All non-union new hires are covered under the RSP. Participants elect to make contributions to the RSP based on a percentage of their eligible compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s eligible compensation. Starting in 2018, the RSP also includes a 4% nondiscretionary contribution based as a percentage of each participant's eligible compensation. Employer contributions (by AES Indiana) relating to the RSP were $3.0 million, $2.7 million and $2.5 million for 2025, 2024 and 2023, respectively.

Defined Benefit Plans

Approximately 61% of AES Indiana’s active employees are covered by the qualified Defined Benefit Pension Plan; while approximately 15% of active employees are IBEW clerical-technical unit employees who are only eligible for the Thrift Plan. The remaining 24% of active employees are covered by the RSP. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan, in addition to the company match. The Defined Benefit Pension Plan is noncontributory and is funded by AES Indiana through a trust. Benefits for non-union participants in the Defined Benefit Pension Plan are based on salary, years of service and accrued benefits at April 1, 2015. Benefits for eligible union participants are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2025 was 19. The plan is closed to new participants.

AES Indiana also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 112 active employees and 30 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2025. The plan is unfunded. These postretirement health care benefits and the related unfunded obligation of $3.3 million and $3.0 million at December 31, 2025 and 2024, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2025	2024
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at January 1	$534,253	$549,546
Service cost	4,260	5,011
Interest cost	27,565	26,958
Actuarial loss / (gain)	4,682	(18,044)
Amendments (primarily increases in pension bands)	—	7,948
Benefits paid	(67,126)	(37,166)
Projected benefit obligation at December 31	503,634	534,253
Change in plan assets:
Fair value of plan assets at January 1	559,194	590,819
Actual return on plan assets	45,471	5,526
Employer contributions	33	15
Benefits paid	(67,126)	(37,166)
Fair value of plan assets at December 31	537,572	559,194
Funded status	$33,938	$24,941
Amounts recognized in the statement of financial position:
Non-current assets	$33,938	$24,941
Net amount recognized at end of year	$33,938	$24,941
Sources of change in regulatory assets(1):
Prior service cost arising during period	$—	$7,948
Net (gain) / loss arising during period	(9,756)	6,204
Amortization of prior service cost	(2,336)	(1,900)
Amortization of loss	(5,031)	(4,828)
Total recognized in regulatory assets	$(17,123)	$7,424
Amounts included in regulatory assets:
Net loss	$101,887	$116,674
Prior service cost	13,847	16,183
Total amounts included in regulatory assets	$115,734	$132,857

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

Significant Loss / (Gain) Related to Changes in the Benefit Obligation for the Period

As shown in the table above, an actuarial loss of $4.7 million and an actuarial gain of $18.0 million for the year ended December 31, 2025 and December 31, 2024, respectively, were recognized in the benefit obligation, primarily due to changes in the discount rate.

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

The 2025 net actuarial gain of $9.8 million recognized in regulatory assets is comprised of two parts: (1) a $4.7 million pension liability actuarial loss primarily due to an increase in the discount rate used to value pension liabilities; and (2) a $14.5 million pension asset actuarial gain primarily due to higher than expected return on assets. The unrecognized net loss of $101.9 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates and the adoption of new mortality tables which have historically increased the expected benefit obligation due to the longer expected lives of plan participants. In 2025, the accumulated net loss decrease was primarily attributed to an annuity buyout involving a small portion of retirees along with the amortization of accumulated losses, which was partially offset by a reduced discount rate utilized in valuing pension liabilities. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 12.21 years based on estimated demographic data as of December 31, 2025. The projected benefit obligation of $503.6 million less the fair value of assets of $537.6 million results in an overfunded status of $33.9 million at December 31, 2025.

	Pension benefits for years ended December 31,
	2025	2024	2023
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$4,260	$5,011	$5,189
Interest cost	27,565	26,958	29,818
Expected return on plan assets	(31,032)	(29,774)	(33,107)
Amortization of prior service cost	2,336	1,900	2,172
Amortization of actuarial loss	5,031	4,828	6,145
Net periodic benefit cost	8,160	8,923	10,217
Less: amounts capitalized	1,787	1,780	1,689
Amount charged to expense	$6,373	$7,143	$8,528
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	5.66%	5.15%	5.41%
Discount rate – supplemental retirement plan	5.16%	5.66%	5.32%
Expected return on defined benefit pension plan assets	5.75%	5.20%	5.60%
Expected return on supplemental retirement plan assets	6.15%	6.35%	6.45%
Rate of compensation increase - defined benefit pension plan	2.50%	2.50%	2.50%

Pension expense for the following year is determined as of the December 31 measurement date. The assumptions used in developing the required estimate include the following factors: a discount rate used to determine the projected benefit obligation, salary growth, retirement rates, inflation, expected return on plan assets, and mortality rates.

As of the December 31, 2025 measurement date, AES Indiana decreased the discount rate from 5.66% to 5.49% for the Defined Benefit Pension Plan and decreased the discount rate from 5.16% to 5.03% for the Supplemental Retirement Plan. In addition, AES Indiana decreased the expected long-term rate of return on plan assets from 5.75% to 5.65% for the Defined Benefit Pension Plan and for the Supplemental Retirement Plan it remained the same at 6.15% for 2026. The discount rate and expected long-term rate of return assumptions affect the pension expense determined for 2026. A 25 basis point increase / decrease in the assumed discount rate would result in a corresponding decrease / increase in 2026 pension expense of approximately $0.6 million. A 100 basis point increase / decrease in the assumed long-term rate of return assumptions would result in a corresponding decrease / increase in 2026 pension expense of approximately $5.2 million.

In determining the discount rate to use for valuing liabilities, we use the market yield curve on high-quality fixed income investments as of December 31, 2025. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Pension Plan Assets and Fair Value Measurements

Pension plan assets consist of investments in cash and cash equivalents, government debt securities, and mutual funds (equity and debt). Differences between actual portfolio returns and expected returns may result in increased or reduced pension costs in future periods. Pension costs for 2026 are determined as of the plans' measurement date of December 31, 2025. Pension costs are determined for the following year based on the market value of pension plan assets, expected employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

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

The primary objective of the Pension Plans is to provide a source of retirement income for its participants and beneficiaries, while the primary financial objective is to improve the funded status of the Pension Plans. A secondary financial objective is, where possible, to minimize pension expense volatility. The objective is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective. There can be no assurance that these objectives will be met.

In establishing AES Indiana’s expected long-term rate of return assumption, we utilize a methodology developed by the plan’s investment consultant, who maintains a capital market assumption model that takes into consideration risk, return and correlation assumptions across asset classes. A combination of quantitative analysis of historical data and qualitative judgment is used to capture trends, structural changes and potential scenarios not reflected in historical data.

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

The following table summarizes AES Indiana’s target pension plan allocation for 2025:

Asset Category:	Target Allocations
Equity Securities	13.5%
Debt Securities	86.5%

	Fair Value Measurements at
	December 31, 2025
	(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Asset Category	Total	(Level 1)	(Level 2)	%
Common collective trusts:
Equities (a)	$74,743	$2,289	$72,454	14%
Debt securities (b)	350,500	951	349,549	66%
Government debt securities (c)	109,665	508	109,157	20%
Total common collective trusts	534,908	3,748	531,160	100%
Cash and cash equivalents (d)	2,664	2,664	—	—%
Total pension plan assets	$537,572	$6,412	$531,160	100%

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

Pension Funding

AES Indiana contributed $0.0 million, $0.0 million, and $0.1 million to the Pension Plans in 2025, 2024 and 2023, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, AES Indiana’s funded target liability percentage was estimated to be 91%. In general, AES Indiana must contribute the normal service cost earned by active participants during the plan year; however, this amount can be offset by any surplus or credit balance carried by the Pension Plan. The normal cost is expected to be approximately $5.4 million in 2026 (including $0.5 million for plan expenses), which is expected to be fully offset by the surplus amount. Each year thereafter, if the Pension Plans' underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. AES Indiana does not expect to make an employer contribution for the calendar year 2026. AES Indiana’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2025, 2024 and 2023 were $67.1 million, $37.2 million and $73.3 million, respectively. Benefit payments, which reflect future service, are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2026	$36,821
2027	37,553
2028	38,030
2029	38,294
2030	38,518
2031 through 2035	189,408

10. EQUITY

Paid in Capital and Capital Stock

During the years ended December 31, 2025, 2024 and 2023, AES Indiana received equity capital contributions of $564.3 million and $225.0 million and $0 million, respectively, from IPALCO. The proceeds are intended primarily for funding needs related to AES Indiana’s capital expenditure program.

All of the outstanding common stock of AES Indiana is owned by IPALCO. AES Indiana’s common stock is pledged under the 2030 IPALCO Notes and 2034 IPALCO Notes. There have been no changes in the capital stock of AES Indiana during the three years ended December 31, 2025.

Dividend Restrictions

AES Indiana’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on AES Indiana’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of AES Indiana issued under its mortgage remains outstanding, and subject to certain exceptions, AES Indiana is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. In addition, pursuant to AES Indiana’s articles, no dividends may be paid or accrued, and no other distribution may be made on AES Indiana’s common stock unless dividends on all outstanding shares of AES Indiana preferred stock have been paid or declared and set apart for payment. As of December 31, 2025, and as of the filing of this report, AES Indiana was in compliance with these restrictions.

AES Indiana is also restricted in its ability to pay dividends if it is in default under the terms of its AES Indiana Credit Agreement, which could happen if AES Indiana fails to comply with certain covenants. These covenants, among other things, require AES Indiana to maintain a ratio of total debt to total capitalization not in excess of 0.67 to 1. As of December 31, 2025, and as of the filing of this report, AES Indiana was in compliance with all covenants and no event of default existed.

During the years ended December 31, 2025, 2024 and 2023, AES Indiana declared dividends to its shareholder totaling $351.4 million, $154.6 million, and $140.2 million, respectively.

Equity Transactions with Noncontrolling Interests

Hardy Hills Solar, Pike County BESS, and Petersburg Energy Center are financed with a tax equity structure, in which a tax equity investor receives a portion of the economic attributes of the facility, including tax attributes, that vary over the life of the project.

On October 2, 2025, AES Indiana, through a wholly-owned subsidiary, sold a noncontrolling interest in Petersburg Energy Center to a tax equity investor, resulting in a $53.0 million increase to Redeemable stock of subsidiaries. The redemption feature of the tax equity partnership agreement was contingent upon the underlying assets being placed in service by a guaranteed date. In November 2025, the Petersburg Energy Center project was placed in service, resulting in the expiration of the redemption feature. As a result, the noncontrolling ownership interest of $53.0 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Consolidated Balance Sheets. Subsequently in December 2025, AES Indiana received an additional $89.6 million from the tax equity investor, resulting in an increase in Noncontrolling interests. In February 2026, the tax equity investor made an additional contribution of $119.9 million under the agreement.

On December 6, 2024, AES Indiana, through a wholly-owned subsidiary, sold a noncontrolling interest in Pike County BESS to a tax equity investor, resulting in a $38.1 million increase to Redeemable stock of subsidiaries. The redemption feature of the tax equity partnership agreement was contingent upon the underlying assets being placed in service by a guaranteed date. In March 2025, the Pike County BESS was placed in service, resulting in the expiration of the redemption feature. As a result, the noncontrolling ownership interest of $38.1 million was reclassified from Redeemable stock of subsidiaries to Noncontrolling interests on the Consolidated Balance Sheets. Subsequently in March 2025, AES Indiana received an additional $150.2 million from the tax equity investor, resulting in an increase in Noncontrolling interests.

On December 1, 2023, AES Indiana, through a wholly-owned subsidiary, sold a noncontrolling interest in Hardy Hills Solar to a tax equity investor, resulting in a $79.3 million increase to Noncontrolling interests. In May 2024, the project reached commercial operations and AES Indiana received an additional $46.9 million from the tax equity investor.

11. COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2025, these include:

	Payments due in:
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Millions)
Purchase obligations:
Coal, gas, power purchased and
related transportation	$786.9	$324.3	$264.3	$170.1	$28.2
Other	$203.0	$197.4	$5.6	$—	$—

Purchase obligations:

Purchase commitments for coal, gas, power purchased and related transportation:

AES Indiana enters into long-term contracts for the purchase of coal, gas, power purchased and related transportation. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:

At December 31, 2025, we had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates, as well as obligations under long-term construction contracts. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and our ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include (i) regulatory liabilities (see Note 2, "Regulatory Matters"), (ii) derivatives (see Note 6, "Derivative Instruments and Hedging Activities"), (iii) taxes (see Note 8, "Income Taxes"), (iv) pension and other postretirement employee benefit liabilities (see Note 9, "Benefit Plans") and (v) contingencies (see Note 11, "Commitments and Contingencies"). See the indicated notes to the Financial Statements for additional information on the items excluded.

Contingencies

Subsidiary Guarantees

In connection with AES Indiana's renewable projects financed with a tax equity structure, AES Indiana has expressly undertaken limited obligations and commitments on behalf of certain of the Company's subsidiaries, which will only be effective upon the occurrence of future events, such as IRS recapture of tax credits, which is not expected to occur, and will be terminated upon the occurrence of future events. As of December 31, 2025, the maximum undiscounted potential exposure to tax equity financing related guarantees was $443.3 million.

Legal Matters

AES Indiana is involved in litigation arising in the normal course of business. AES Indiana accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on AES Indiana’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of December 31, 2025 and 2024.

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

Environmental Matters

AES Indiana is subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of AES Indiana's employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. AES Indiana cannot assure that it has been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of December 31, 2025 and 2024.

NSR and other CAA NOVs

On March 23, 2021, the U.S. District Court for the Southern District of Indiana approved and entered a judicial consent decree among AES Indiana, the United States on behalf of the EPA, and the IDEM. The decree resolved allegations by EPA and IDEM that AES Indiana had violated the federal CAA at its Petersburg Station, which AES Indiana denies. Under the decree, AES Indiana agreed to certain emission limits and annual caps on NOx, SO2 and PM emissions at the four Units at the station; paid a civil penalty of $1.525 million; retired Units 1 and 2, spent $0.325 million on an environmentally beneficial project to preserve local, ecologically-significant lands (notice of completion of which was provided May 8, 2025 and confirmed satisfactory by IDEM on September 8, 2025); and will spend a total of $5 million on a further environmental mitigation project to build and operate a new, non-emitting source of generation at the site. AES Indiana previously had a contingent liability recorded related to these NSR and other CAA NOV matters.

12. RELATED PARTY TRANSACTIONS

Service Company

The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of certain AES U.S. companies, including, among other companies, AES Indiana. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Indiana, are not subsidizing costs incurred for the benefit of other businesses.

Insurance Programs

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AGIC, a majority-owned subsidiary of AES. AES Indiana is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including AES Indiana, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AGIC and all claims are paid from a trust fund funded by and owned by AGIC, but controlled by the third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers.

Benefit Plans

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

Income Taxes

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including AES Indiana. Under a tax sharing agreement with IPALCO, AES Indiana is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. AES Indiana had a receivable balance under this agreement of $18.7 million and $0.0 million as of December 31, 2025 and 2024, respectively, which is recorded in “Taxes receivable” on the accompanying Consolidated Balance Sheets. See Note 8, "Income Taxes" for more information.

Long-term Compensation Plan

During 2025, 2024 and 2023, some of AES Indiana’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2025, 2024 and 2023 was $0.1 million, $0.5 million and $0.3 million, respectively, and was included in “Operating expenses - Operation and maintenance” on AES Indiana’s Consolidated Statements of Operations. The value of these benefits is being recognized over the three-year vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on AES Indiana’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 9, “Benefit Plans” for a description of benefits awarded to AES Indiana employees by AES under the RSP.

Other

In the second quarter of 2023, AES Indiana engaged a vendor that is a related party through a competitive RFP process as part of its replacement capacity resource construction projects. AES Indiana payments to this vendor are recorded primarily in "Property, plant and equipment, net" on the accompanying Consolidated Balance Sheets.

The following table provides a summary of our related party transactions:

	Years Ended December 31,
	2025	2024	2023
	(In Millions)
Transactions included in Operation and Maintenance on the Consolidated Statements of Operations:
Net charges from the Service Company	$74.4	$69.8	$61.7
Charges from AGIC	$21.5	$11.6	$11.7
Charges from Health and Welfare Benefit Plans LLC	$30.8	$20.1	$19.0
Services provided by other related parties	$3.6	$6.7	$7.4

Transactions primarily included in Property, plant and equipment, net and Intangible assets, net on the Consolidated Balance Sheets:
Charges from the Service Company	$15.0	$15.9	$47.1
Charges from other related parties	$45.0	$72.9	$223.3

Transactions primarily included in Accounts receivable, net of allowance for credit losses on the Consolidated Balance Sheets:	$11.5	$2.3	$—

Balances with related parties included on the Consolidated Balance Sheets:	At December 31, 2025	At December 31, 2024
Accounts receivable, net of allowance for credit losses	$9.0	$6.5
Prepayments and other current assets	$8.2	$13.3
Accounts payables	$24.0	$—

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

The following table provides information about AES Indiana’s business segment (in thousands):

	2025	2024	2023
Revenue	$1,933,080	$1,643,793	$1,649,917

Fuel	476,516	359,132	494,000
Power purchased	146,464	148,412	159,908
Operation and maintenance	550,888	475,778	477,497
Depreciation and amortization	366,565	329,468	287,863
Taxes other than income taxes	26,516	27,478	24,865
Allowance for equity funds used during construction	(2,547)	(3,991)	(9,315)
Interest expense	134,520	129,023	99,051
Other segment items (a)	2,101	3,102	285
Income/(loss) before income tax	232,057	175,391	115,763
Income tax expense / (benefit)	113,537	38,763	25,666
Net income / (loss)	$118,520	$136,628	$90,097

Capital expenditures (b)	$787,270	$954,995	$902,705

	As of December 31,
	2025	2024	2023
Total assets	$7,748,106	$7,123,241	$6,129,581

(a) Other segment items primarily includes other miscellaneous gains and losses in Other (expense) income, net.
(b) Capital expenditures includes $0 thousand, $23,673 thousand and $0 thousand of payments for financed capital expenditures in 2025, 2024 and 2023, respectively.

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

Retail revenue - AES Indiana energy sales to utility customers are based on the reading of meters at the customer’s location that occurs on a systematic basis throughout the month. AES Indiana sells electricity directly to end-users, such as homes and businesses, and bills customers directly. Retail revenue has a single performance obligation, as the promise to transfer energy and other distribution and/or transmission services are not separately identifiable from other promises in the contracts and, therefore, are not distinct. Additionally, as the performance obligation is satisfied over time as energy is delivered, and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series.

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

Miscellaneous revenue - Miscellaneous revenue is mainly comprised of MISO transmission revenue and capacity revenue. MISO transmission revenue is earned when AES Indiana’s power lines are used in transmission of energy by power producers other than AES Indiana. As AES Indiana owns and operates transmission lines in central and southern Indiana, demand charges collected from network customers by MISO are allocated to the appropriate transmission owners (including AES Indiana) and recognized as transmission revenue. Capacity revenue is also included in miscellaneous revenue, and represents compensation received from MISO for making installed generation capacity available to satisfy system integrity and reliability requirements through the annual MISO capacity auction. Capacity, which is a stand-ready obligation to deliver energy when called upon by the RTO, is measured using MWs.

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

AES Indiana’s revenue from contracts with customers was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Revenue from contracts with customers	$1,903,820	$1,616,000	$1,616,462

The following table presents AES Indiana's revenue from contracts with customers and other revenue (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Retail Revenue
Retail revenue from contracts with customers:
Residential	$778,528	$688,728	$660,559
Small commercial and industrial	281,119	250,777	241,800
Large commercial and industrial	675,267	606,565	619,899
Public lighting	10,404	10,366	9,767
Other (1)	11,853	10,638	14,016
Total retail revenue from contracts with customers	1,757,171	1,567,074	1,546,041
Alternative revenue programs	25,615	24,964	30,414
Wholesale Revenue
Wholesale revenue from contracts with customers	136,686	37,519	56,557
Miscellaneous Revenue
Capacity revenue	4,110	305	8,210
Transmission and other revenue	5,853	11,102	5,654
Total miscellaneous revenue from contracts with customers	9,963	11,407	13,864
Other miscellaneous revenue (2)	3,645	2,829	3,041
Total Revenue	$1,933,080	$1,643,793	$1,649,917

(1) Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2) Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were as follows (in thousands):

	As of December 31,
	2025	2024
Receivables from contracts with customers	$280,922	$298,984

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

15. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	December 31, 2025	December 31, 2024
Assets
Right-of-use assets — finance leases	Other non-current assets	$104,506	$86,707
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	154	217
Finance lease liabilities (non-current)	Long-term debt	107,079	86,869
Total finance lease liabilities		$107,233	$87,086

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term — finance leases	35 years	36 years
Weighted-average discount rate — finance leases	5.74%	5.67%

The following table summarizes the components of lease expense recognized in "Operating Costs and Expenses" on the accompanying Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively (in thousands):

	For the Year Ended December 31,
Components of Lease Cost	2025	2024	2023
Finance lease cost:
Amortization of right- of-use assets	$1,320	$638	$445
Interest on lease liabilities	2,820	1,585	933
Total lease cost	$4,140	$2,223	$1,378

Operating cash outflows from finance leases were $4.8 million, $3.9 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of December 31, 2025 for 2026 through 2030 and thereafter (in thousands):

Finance Leases
2026	$5,114
2027	5,438
2028	5,893
2029	6,010
2030	6,130
Thereafter	259,787
Total	288,372
Less: Imputed interest	(181,139)
Present value of lease payments	$107,233

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Total lease revenue	$1,478	$1,452	$1,537

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in "Property, plant and equipment, net" for the periods indicated (in thousands):

Property, Plant and Equipment, Net	December 31, 2025	December 31, 2024
Gross assets	$8,617	$4,387
Less: Accumulated depreciation	(3,660)	(1,426)
Net assets	$4,957	$2,961

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future minimum lease receipts for 2026 through 2030 and thereafter (in thousands):

Operating Leases
2026	$680
2027	683
2028	486
2029	449
2030	417
Thereafter	262
Total	$2,977

16. SUBSEQUENT EVENTS

Merger Agreement — On March 1, 2026, AES entered into an Agreement and Plan of Merger (the “Merger Agreement"), by and among AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent"), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will merge with and into AES (the “Merger"), with AES continuing as the surviving corporation in the Merger. Parent is controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. Consummation of the Merger is subject to various closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

The Company carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the COSO in 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Audit fees are fees billed or expected to be billed by our principal accountant for professional services for the audit of the Financial Statements included in this Annual Report on Form 10-K and review of financial statements included in IPALCO’s quarterly reports on Form 10-Q, services that are normally provided by our principal accountants in connection with statutory, regulatory or other filings or engagements or any other service performed to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions.

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2025	2024
Audit Fees	$1,909,937	$1,647,294
Audit Related Fees:
Fees for the audit of AES Indiana’s employee benefit plans	72,800	71,400
Assurance services for debt offering documents	125,000	150,000
Other	10,400	10,200
Total Principal Accountant Fees and Services	$2,118,137	$1,878,894

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
Third Supplemental Indenture, dated as of April 1, 1949 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Tenth Supplemental Indenture, dated as of October 1, 1960 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Eighteenth Supplemental Indenture, dated as of February 15, 1974 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Forty-Eighth Supplemental Indenture, dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Third Supplemental Indenture, dated as of October 1, 2006 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011)
Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 Form 10-K)
Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)
Sixty-Third Supplemental Indenture, dated as of September 1, 2015 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s Registration Statement on Form S-4 filed with the SEC on September 28, 2015)
Sixty-Fourth Supplemental Indenture, dated as of May 1, 2016 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2016 Form 10-Q)
Sixty-Sixth Supplemental Indenture, dated as of November 1, 2018 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2018 Form 10-K)
Sixty-Seventh Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit No. 4.3A to IPALCO's December 31, 2020 Form 10-K)
Sixty-Eighth Supplemental Indenture, dated as of December 1, 2020 (Incorporated by reference to Exhibit No. 4.3B to IPALCO's December 31, 2020 Form 10-K)
Sixty-Ninth Supplemental Indenture, dated as of July 1, 2021 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's June 30, 2021 Form 10-Q)
Seventy-First Supplemental Indenture, dated as of November 15, 2022 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's December 31, 2022 Form 10-K)
Seventy-Second Supplemental Indenture, dated as of March 1, 2024 (Incorporated by reference to Exhibit No. 4.4 to IPALCO's March 18, 2024 Form 8-K)
Seventy-Third Supplemental Indenture, dated as of August 1, 2025 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's August 13, 2025 Form 8-K)
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

10.8	Amendment to IPALCO Shareholders' Agreement, dated April 4, 2025 (Incorporated by reference to Exhibit 10.1 to IPALCO's Form 8-K dated as of April 10, 2025)
10.9
The AES Corporation 2003 Long Term Compensation Plan, as amended and restated, dated October 11, 2023 (Incorporated by reference to Exhibit 10.5 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.10
Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.7 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.11
Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.23 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.12
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.9 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.13
Form of AES Performance Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.11 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.14
The AES Corporation Restoration Supplemental Retirement Plan, as amended and restated, effective June 25, 2025 (Incorporated by reference to Exhibit 10.4 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2025)

10.15	The AES Corporation Amended and Restated Severance Plan and Summary Plan Description (filed herewith)
10.16	Form of Director and Officer Indemnification Agreement (Incorporated herein by reference to Exhibit 10.30 of the AES Corporation's Form 10-Q for the period ended September 30, 2022)
10.17
The AES Corporation Performance Incentive Plan, as amended and restated on October 10, 2023 (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.18	The AES Corporation 2025 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed on May 9, 2025)
10.19	AES Offer Letter for Gustavo Garavaglia, dated December 8, 2023 (Incorporated by reference to Exhibit 10.19 to IPALCO’s December 31, 2024 10-K/A)
10.20	Stipulation and Settlement Agreement dated October 15, 2025 (Incorporated by Reference to Exhibit No. 10.1 to IPALCO's October 15, 2025 Form 8-K)
21	Subsidiaries of IPALCO Enterprises, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)

(c) Financial Statement Schedules

Schedules other than those listed below are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto included in Item 8 hereof.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Operations
	2025	2024	2023
	(In Thousands)
OTHER INCOME / (EXPENSE), NET:
Equity in income of subsidiaries	$354,761	$164,922	$116,190
Interest expense	(41,790)	(43,127)	(43,877)
Loss on early extinguishment of debt	—	(329)	—
Other (expense) / income, net	(15)	1,658	(121)
Total other income, net	312,956	123,124	72,192
INCOME FROM OPERATIONS BEFORE INCOME TAX	312,956	123,124	72,192
Income tax benefit	(10,404)	(10,399)	(10,928)
NET INCOME	$323,360	$133,523	$83,120

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Comprehensive Income
	2025	2024	2023
	(In Thousands)
NET INCOME	$323,360	$133,523	$83,120

Derivative activity:
Change in derivative fair value, net of income tax effect of $0, $(2,193) and $(528), for each respective period	—	6,626	1,594
Reclassification to earnings, net of income tax effect of $575, $179 and $(1,798), for each respective period	(1,737)	(542)	5,431
Net change in fair value of derivatives	(1,737)	6,084	7,025

Other comprehensive (loss) / income	(1,737)	6,084	7,025

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$321,623	$139,607	$90,145

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Balance Sheets
December 31, 2025 and 2024
	2025	2024
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,113	$299
Taxes receivable	—	9,401
Prepayments and other current assets	14	317
Total current assets	3,127	10,017
OTHER NON-CURRENT ASSETS:
Investment in subsidiaries	2,724,766	2,156,967
Other non-current assets	4,427	4,027
Total other non-current assets	2,729,193	2,160,994
TOTAL ASSETS	$2,732,320	$2,171,011
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$224	$162
Accrued taxes	494	—
Accrued interest	9,114	9,115
Total current liabilities	9,832	9,277
NON-CURRENT LIABILITIES:
Long-term debt	866,303	865,390
Deferred tax liability - long-term	11,333	11,809
Total non-current liabilities	877,636	877,199
Total liabilities	887,468	886,476
SHAREHOLDERS' EQUITY
Paid in capital	1,808,143	1,247,090
Accumulated other comprehensive income	33,641	35,378
Retained earnings	3,068	2,067
Total shareholders' equity	1,844,852	1,284,535
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,732,320	$2,171,011

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Cash Flows
	2025	2024	2023
	(In Thousands)
CASH FLOWS FROM OPERATIONS:
Net income	$323,360	$133,523	$83,120
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(354,761)	(164,922)	(116,190)
Cash dividends received from subsidiary companies	351,370	162,100	140,200
Amortization of deferred financing costs and debt premium	913	1,079	1,474
Deferred income taxes – net	98	(9,136)	9,276
Change in certain assets and liabilities:
Accounts payable	30	101	(23)
Accrued taxes payable/receivable	10,767	21,637	(20,022)
Accrued interest	—	755	—
Other – net	(3,243)	2,035	6,798
Net cash provided by operating activities	328,534	147,172	104,633
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(564,300)	(225,000)	—
Net cash used in investing activities	(564,300)	(225,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	—	400,000	—
Retirement of long-term borrowings	—	(405,000)	—
Distributions to shareholders	(325,715)	(156,638)	(104,287)
Equity contributions from shareholders	564,300	225,000	—
Proceeds received from termination of interest rate swaps	—	23,114	—
Deferred financing costs paid and other	(5)	(8,886)	—
Net cash provided by / (used in) financing activities	238,580	77,590	(104,287)
Net change in cash, cash equivalents and restricted cash	2,814	(238)	346
Cash, cash equivalents and restricted cash at beginning of period	299	537	191
Cash, cash equivalents and restricted cash at end of period	$3,113	$299	$537

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$43,188	$42,014	$35,569
Income taxes	$36,500	$—	$—

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Changes in Equity (Deficit)
	Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	(In Thousands)
Balance at January 1, 2023	$1,068,357	$22,269	$(108)	$1,090,518
Net comprehensive income	—	7,025	83,120	90,145
Distributions to shareholders(1)	(46,457)	—	(57,830)	(104,287)
Other	92	—	—	92
Balance at December 31, 2023	1,021,992	29,294	25,182	1,076,468
Net comprehensive income	—	6,084	133,523	139,607
Distributions to shareholders	—	—	(156,638)	(156,638)
Contributions from shareholders	225,000	—	—	225,000
Other	98	—	—	98
Balance at December 31, 2024	1,247,090	35,378	2,067	1,284,535
Net comprehensive (loss) / income	—	(1,737)	323,360	321,623
Distributions to shareholders(1)	(3,356)	—	(322,359)	(325,715)
Contributions from shareholders	564,300	—	—	564,300
Other	109	—	—	109
Balance at December 31, 2025	$1,808,143	$33,641	$3,068	$1,844,852

1) IPALCO made return of capital payments of $3.4 million, $0.0 million and $46.5 million in 2025, 2024 and 2023, respectively, representing the portion of distributions to shareholders that exceed the Retained Earnings balance at the time of distributions.

See Notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Notes to Schedule I

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Subsidiaries and Affiliates – IPALCO has accounted for the earnings of its subsidiaries on the equity method in the unconsolidated condensed financial information.

2. FAIR VALUE

The fair value of current financial assets and liabilities approximate their reported carrying amounts. The estimated fair value of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Financial Assets

VEBA Assets

IPALCO has VEBA investments that are to be used to fund certain employee postretirement health care benefit plans. These assets are primarily comprised of open-ended mutual funds, which are valued using the net assets value per unit. These investments are recorded at fair value within “Other non-current assets” on the accompanying Unconsolidated Balance Sheets and classified as equity securities. All changes to fair value on the VEBA investments are included in income in the period that the changes occur. These changes to fair value were not material for the years ended December 31, 2025, 2024, or 2023. Any unrealized gains or losses are recorded in “Other income / (expense), net” on the accompanying Unconsolidated Statements of Operations.

Financial Assets

Interest Rate Hedges

In March 2024, IPALCO's interest rate hedges with a combined notional amount of $400.0 million were terminated in conjunction with the issuance of the 2034 IPALCO Notes. All changes in the market value of the interest rate hedges are recorded in AOCI. See also Note 3, “Derivative Instruments and Hedging Activities - Cash Flow Hedges” for further information.

Summary

The fair value of assets at December 31, 2025 and 2024 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of December 31, 2025				Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$104	$—	$—	$104	$86	$—	$—	$86
Mutual funds	4,324	—	—	4,324	3,947	—	—	3,947
Total VEBA investments	4,428	—	—	4,428	4,033	—	—	4,033
Interest rate hedges	—	—	—	—	—	—	—	—
Total financial assets measured at fair value	$4,428	$—	$—	$4,428	$4,033	$—	$—	$4,033

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

The following table shows the face value and the fair value of fixed-rate indebtedness (Level 2) for the periods ending:

	December 31, 2025		December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$875,000	$874,976	$875,000	$849,024
Total indebtedness	$875,000	$874,976	$875,000	$849,024

The difference between the face value and the carrying value of this indebtedness represents the following:

•unamortized deferred financing costs of $7.4 million and $8.3 million at December 31, 2025 and 2024, respectively; and
•unamortized discounts of $1.2 million and $1.3 million at December 31, 2025 and 2024, respectively.

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

The following tables provide information on gains or losses recognized in AOCI / (AOCL) for the cash flow hedges for the period indicated:

	Interest Rate Hedges for the Year Ended December 31,
$ in thousands (net of tax)	2025	2024	2023
Beginning accumulated derivative gain in AOCI	$35,378	$29,294	$22,269

Net gains associated with current period hedging transactions	—	6,626	1,594
Net (gains) / losses reclassified to interest expense	(1,737)	(542)	5,431
Ending accumulated derivative gain in AOCI	$33,641	$35,378	$29,294

Net gain expected to be reclassified to earnings in the next twelve months	$1,737

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2025 and 2024, IPALCO did not have any offsetting positions.

4. DEBT

The following table presents IPALCO’s long-term indebtedness:

		December 31,
Series	Due	2025		2024
		(In Thousands)
Long-Term Debt
4.25% Senior Secured Notes	May 2030	$475,000		$475,000
5.75% Senior Secured Notes	April 2034	400,000	—	400,000
Unamortized discount – net		(1,249)		(1,331)
Deferred financing costs – net		(7,448)		(8,279)
Total long-term debt		$866,303		$865,390

IPALCO’s Senior Secured Notes

In March 2024, IPALCO completed the sale of the 2034 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The net proceeds from this offering of $394.0 million, together with cash on hand, were used to redeem the 2024 IPALCO Notes, and to pay certain related fees and expenses.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2025, 2024 and 2023
(In Thousands)
Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Net Write-offs	Balance at End of Period
Year ended December 31, 2025
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$29,798	$27,402	$—	$43,143	$14,057
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$20,480	$649	$—	$447	$20,682
Year ended December 31, 2024
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,283	$28,417	$—	$902	$29,798
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$3,440	$—	$20,480	$3,440	$20,480
Year ended December 31, 2023
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$1,117	$8,930	$—	$7,764	$2,283
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$5,160	$736	$—	$2,456	$3,440

AES INDIANA and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2025, 2024 and 2023
(In Thousands)
Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Net Write-offs	Balance at End of Period
Year ended December 31, 2025
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$29,798	$27,402	$—	$43,143	$14,057
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$20,480	$649	$—	$447	$20,682
Year ended December 31, 2024
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,283	$28,417	$—	$902	$29,798
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$3,440	$—	$20,480	$3,440	$20,480
Year ended December 31, 2023
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$1,117	$8,930	$—	$7,764	$2,283
Deducted from Inventories
Valuation Allowance for Materials and Supplies	$5,160	$736	$—	$2,456	$3,440

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    IPALCO ENTERPRISES, INC.
                    (Registrant)

Date:    March 2, 2026                /s/ Kenneth J. Zagzebski
                    Kenneth J. Zagzebski
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Kenneth J. Zagzebski	President, Chief Executive Officer, Director and Chairman (Principal Executive Officer)	March 2, 2026
Kenneth J. Zagzebski
/s/ Ricardo Manuel Falú	Director	March 2, 2026
Ricardo Manuel Falú
/s/ Bernerd Da Santos	Director	March 2, 2026
Bernerd Da Santos
/s/ Paul L. Freedman	Director	March 2, 2026
Paul L. Freedman
/s/ Susan Harcourt	Director	March 2, 2026
Susan Harcourt
/s/ Marc Michael	Director	March 2, 2026
Marc Michael
/s/ Stephen Coughlin	Director	March 2, 2026
Stephen Coughlin
/s/ Brandi Davis-Handy	Director	March 2, 2026
Brandi Davis-Handy
/s/ Sherry Kohan	Director	March 2, 2026
Sherry Kohan
/s/ Thomas A. Raga	Director	March 2, 2026
Thomas A. Raga
/s/ Margaret Tigre	Director	March 2, 2026
Margaret Tigre
/s/ Tish Mendoza	Director	March 2, 2026
Tish Mendoza
/s/ Renaud Faucher	Director	March 2, 2026
Renaud Faucher
/s/ Olivier Roy Durocher	Director	March 2, 2026
Olivier Roy Durocher
/s/ Gustavo Garavaglia	Director, Vice President and Chief Financial Officer (Principal Financial Officer and Acting Principal Accounting Officer)	March 2, 2026
Gustavo Garavaglia

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.