Form 10-K/A
period 2025-12-31
IPALCO ENTERPRISES, INC.
filed 2026-04-30
CIK 728391

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

At April 20, 2026, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which (i) 89,685,177 shares were owned by AES U.S. Investments, Inc. (“AES U.S. Investments”), which is owned by AES U.S. Holdings, LLC (“AES U.S. Holdings”) and (ii) 19,222,141 shares were owned by CDP Infrastructures Fund L.P. (“CDPQ”), a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec, a Canadian pension fund manager. AES U.S. Holdings is a wholly-owned subsidiary of The AES Corporation (“AES”).

DOCUMENTS INCORPORATED BY REFERENCE
None.

Audit Firm PCAOB ID	Auditor Name	Auditor Location
42	Ernst & Young LLP	Indianapolis, Indiana
EXPLANATORY NOTE
IPALCO Enterprises, Inc. (the “Company,” “IPALCO,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026, to include the information required by Items 10 through 13 of Part III of Form 10-K. This information was previously omitted from the 2025 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12 and 13) of Form 10-K to be incorporated by reference into the 2025 10-K and to delete the references to the definitive proxy statement in Part III of the 2025 10-K. The cover page of the 2025 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.

Except as described above, no other changes have been made to the 2025 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2025 10-K. This Amendment does not reflect events occurring after the date of the filing of the 2025 10-K, nor does it amend, modify or otherwise update any other information in the 2025 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with the 2025 10-K and with our filings with the SEC subsequent to the filing of the 2025 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also amends and restates Part IV, Item 15 to include the currently dated certification from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which is attached hereto, and other applicable exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Terms used but not defined herein are as defined in the 2025 10-K.

i

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Set forth below is certain information regarding each of IPALCO’s current directors as of April 20, 2026, including the qualifications of such persons to serve as directors. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. Please see “Corporate Governance-Nomination of Directors” below for a discussion of certain rights with respect to the nomination and election of directors held by certain of IPALCO’s shareholders.

Stephen Coughlin, 54, has been a Director of IPALCO since November 2021. Mr. Coughlin has served as Executive Vice President and Chief Financial Officer of AES since October 2021. Prior to assuming his current position, he led AES’ Corporate Strategy and Financial Planning teams and served as the Chair of the AES Investment Committee. Prior to that role, he served as the Chief Executive Officer of Fluence Energy, LLC, a subsidiary of Fluence Energy, Inc. (“Fluence”), a leader in energy storage products and services, and cloud-based software for renewables and storage assets. Mr. Coughlin joined AES in 2007 and spent his early years with the company leading Financial Planning & Analysis for AES’s renewables portfolio. Mr. Coughlin also serves as a director or officer of other AES affiliates, including as a Director of AES Clean Energy Development Holdings, LLC. Mr. Coughlin brings extensive experience in finance and accounting to the Company’s Board of Directors (the “Board”). Mr. Coughlin received a bachelor's degree in commerce and finance from the University of Virginia and a Master of Business Administration degree from the University of California at Berkeley.

Bernerd Da Santos, 62, has been a Director of IPALCO since January 2021. Mr. Da Santos has served as Senior Strategic Advisor to AES’ President since April 2026 and served as Executive Vice President and President of the Renewables Strategic Business Unit at AES from June 2023 to April 2026. Previously, Mr. Da Santos held several positions at AES, including Chief Operating Officer and Executive Vice President from December 2017 to July 2023, Chief Operating Officer and Senior Vice President from 2014 to 2017, Chief Financial Officer, Global Finance Operations from 2012 to 2014, Chief Financial Officer of Global Utilities from 2011 to 2012, Chief Financial Officer of Latin America and Africa from 2009 to 2011, Chief Financial Officer of Latin America from 2007 to 2009, Managing Director of Finance for Latin America from 2005 to 2007, and VP and Controller of La Electricidad de Caracas (“EDC”) (Venezuela). Prior to joining AES in 2000, Mr. Da Santos held a number of financial leadership positions at EDC. Mr. Da Santos serves as a director or officer of other AES affiliates, including as Chairman of the Board of AES Clean Energy, a Director of AES Andes, AES Mong Duong Power Co. Ltd., and Son My LNG Terminal LLC, and as President and Chief Executive Officer of AES Clean Energy Development. Mr. Da Santos brings extensive industry operational and finance experience to the Board. Mr. Da Santos holds a bachelor's degree with Cum Laude distinction in Business Administration and Public Administration from Universidad José Maria Vargas, a bachelor's degree with Cum Laude distinction in Business Management and Finance, and an MBA with Cum Laude distinction from Universidad José Maria Vargas.

Brandi Davis-Handy, 47, has served as President of AES Indiana since February 2024 and a Director of AES Indiana since June 2021, and as a Director of IPALCO since April 2025. Ms. Davis-Handy previously served as Chief Customer Officer for the AES US Utilities, including AES Indiana and The Dayton Power and Light Company, doing business as AES Ohio (“AES Ohio”), from July 2022 to February 2024. Ms. Davis-Handy also serves as a director or officer of other AES affiliates. Ms. Davis-Handy also has served as Chief Public Relations Officer for the AES US Utilities since rejoining AES in February 2021. Prior to that, Ms. Davis-Handy served as Executive Vice President and Chief Marketing and Communications Officer for Project Lead the Way from August 2019 through January 2021 and as Vice President, Enterprise Communications and Events of OneAmerica from June 2018 to July 2019. Ms. Davis-Handy initially joined AES in 2013, serving as Director, External Communications for AES Indiana from February 2013 to June 2016 and as Communications Leader for the AES US Utilities from

June 2016 to May 2018. She also previously served as Communications Manager for the Great Lakes Division of the American Cancer Society from June 2010 to February 2013. Ms. Davis-Handy brings extensive experience in customer operations, customer relations and corporate communications to the Board. Ms. Davis-Handy received a B.A. from Hampton University. Ms. Davis-Handy is an active community leader in Central Indiana, serving as Board President of GANGANG, and as a board member for the Indy Chamber, Indiana Energy Association, Indiana Sports Corporation, 500 Festival, Indiana University Indianapolis Advisory Council, Urban League of Central Indiana, Indianapolis Economic Development Inc., the 2025 WNBA All-Star Game, and Lynx Capital Corporation. She is a graduate of the Stanley K. Lacy Executive Leadership Series.

Ricardo Manuel Falú, 46, has been a Director of IPALCO since August 2023. Mr. Falú has served as President of AES since March 2026. Prior to assuming his current position, he served as Executive Vice President and Chief Operating Officer of AES from February 2024 to March 2026, Senior Vice President and Chief Operating Officer of AES from July 2023 to February 2024 and Senior Vice President and Chief Strategy and Commercial Officer of AES from August 2022 to July 2023. From March 2023 to March 2026, Mr. Falú also served as President of the New Energy Technologies Strategic Business Unit of AES. Mr. Falú joined AES in 2003 and, prior to his current roles, served as President of the Andes region from January 2022 to August 2022 and Chief Executive Officer of AES Andes from April 2018 to August 2022, which includes AES Chile, AES Colombia, and AES Argentina. Before that, Mr. Falú served as the Chief Financial Officer for AES’ businesses in the Andes region from 2014 to April 2018 and as Chief Financial Officer for AES’ businesses in the Mexico, Central American, and Caribbean region from 2012 to 2014. Mr. Falú serves as a director or officer of other AES affiliates, including as a Director of DPL LLC (“DPL”), Fluence, AES Andes, and AES Colombia. Mr. Falú brings to the Board his extensive experience in operations, strategic planning, and finance. Prior to joining AES, Mr. Falú worked as an external auditor, accounting analyst, and financial consultant in Argentina. He holds a Certified Public Accountant degree from the Universidad Nacional de Salta in Argentina and an Executive MBA, graduating Summa Cum Laude from the IAE Business School. He also holds a diploma from the Wharton Advanced Management Program, a Certificate in Management from Darden, and has completed other executive financial and management studies at Darden, Wharton, and Harvard.

Renaud Faucher, 61, has been a Director of IPALCO since March 2025. Mr. Faucher brings extensive experience in construction, project management and finance to the Board. Mr. Faucher joined CDPQ in 2006, and he is currently Managing Director, Infrastructure where he is responsible for the management of the infrastructure investments in North America. From 1998 to 2006, he held different positions within wholly owned international subsidiaries of Hydro-Québec as Director Investments, Vice President Finance and Vice President Risk Management. From 1992 to 1998, Mr. Faucher worked on the financing and management of independent power plants across Canada. From 1986 to 1990, Mr. Faucher worked as a project engineer on the construction of large infrastructure projects in Canada and Europe, including the Channel Tunnel project. Mr. Faucher currently sits on the boards of Noverco Inc. (“Noverco”), Energir, Southern Star Central Gas Pipeline, and Greater Changhua Offshore Wind Farm. Previously, Mr. Faucher was a member of the LLC committee of Cross-Sound Cable Company LLC (a submarine power cable between Connecticut and Long Island), a director of Sedna (a long-term healthcare services provider in Québec), of Southern Star Central Gas Pipeline (an interstate pipeline in the United States), of Noverco (a holding company with investments in Gaz Metro and Enbridge), of AviAlliance Capital (formerly Hochtief Airport Capital in Germany), on the Supervisory Board of Budapest Airport, on Heathrow Airport Holdings and on the members committee of Invenergy Wind LLC. Mr. Faucher holds a Bachelor's in Civil Engineering from École Polytechnique de Montréal, as well as an M.B.A. from Concordia University and a DESS (specialized graduate diploma) in Accounting from ESG-UQAM. He is a member of l’ordre des Ingénieurs du Québec, of CPA Québec and of the Institute of Corporate Directors (ICD).

Paul L. Freedman, 56, has been a Director of IPALCO since February 2015. Mr. Freedman has served as Executive Vice President, General Counsel and Corporate Secretary of AES since February 2021. Prior to assuming his current position, Mr. Freedman was Senior Vice President and General Counsel of AES from February 2018, Corporate Secretary from October 2018, Chief of Staff to the Chief

Executive Officer from April 2016 to February 2018, Assistant General Counsel from 2014 to 2016, and from 2007 to 2014 he held a variety of other positions in the AES legal group. Mr. Freedman serves as a director or officer of other AES affiliates and previously served as a Director of AES Ohio until April 2025. Mr. Freedman brings to the Board his legal and industry experience together with his experience at AES in a wide range of areas, including commercial transactions, financings, corporate strategy, regulatory and environmental matters, and corporate governance. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development, and he previously worked as an associate at the law firms of White & Case and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center. He is also currently on the board of directors of the Business Council for International Understanding and the Coalition for Integrity.

Gustavo Garavaglia, 40, has been a Director of IPALCO and AES Indiana since April 2024. Mr. Garavaglia has served as President and Chief Executive Officer of IPALCO and Chief Executive Officer of AES Indiana since April 2026. Mr. Garavaglia has also served as Vice President and Chief Financial Officer of IPALCO and AES Indiana since rejoining AES in April 2024 and as designated principal accounting officer of IPALCO and AES Indiana since October 2025 and will continue in such roles until May 7, 2026. Mr. Garavaglia also serves as Senior Vice President of AES and President of the AES US Utilities, President and Chief Executive Officer of DPL, Chief Executive Officer of AES Ohio, and as Vice President and Chief Financial Officer and as designated principal accounting officer of DPL and AES Ohio and serves as director or officer of other AES affiliates, including as a Director of DPL and AES Ohio. Mr. Garavaglia brings extensive experience in finance and accounting to the Board. Prior to rejoining AES, Mr. Garavaglia served as Chief Financial Officer of Vale Base Metals, a mining company, from April 2022 to April 2024. Prior to joining Vale, Mr. Garavaglia spent twelve years at AES, serving as Chief Financial Officer of IPALCO and AES Indiana from November 2018 to March 2022. Mr. Garavaglia also served as a director of AES Indiana from March 2019 to April 2022, and as a director or officer of other AES affiliates, including as Chief Financial Officer of DPL and AES Ohio. Prior to that, Mr. Garavaglia held several other positions while at AES, including as the Director of Financial Planning & Analysis and Development & Transactions for AES Mexico, Central America and the Caribbean (“AES MCAC”), Senior Manager of Development & Transactions for AES MCAC, Investment Analysis and Risk Manager for AES Brazil, M&A Associate for AES, and Strategic Planning Specialist for AES Brazil. Mr. Garavaglia received a Bachelor’s degree in Electrical Engineering from University of Campinas (Unicamp) and a Master’s degree in Business from FGV Brazil, and is a CFA Charterholder. He is currently on the board of directors of the Indianapolis Symphony and Gleaners Food Bank.

Sherry Kohan, 57, has served as a Director of IPALCO since April 2025. Ms. Kohan has served as Senior Vice President and Chief Accounting Officer of AES since November 2022 and will continue in that role until May 7, 2026, at which time she will assume the roles of Vice President, Chief Financial Officer and Controller, and designated principal accounting officer of IPALCO and AES Indiana. Ms. Kohan serves as a director or officer of other AES affiliates, and will also serve as Vice President, Chief Financial Officer and Controller of DPL and AES Ohio, effective as of May 7, 2026. Ms. Kohan previously served as Interim Vice President and Chief Financial Officer of IPALCO, AES Indiana, DPL and AES Ohio from January 2024 to April 2024, and as a Director of DPL and AES Ohio until April 2025. Prior to assuming her current position, Ms. Kohan served as Vice President and Controller of AES from February 2020 to November 2022 and Vice President, Global Finance Operations at AES from December 2016 to February 2020. From 2010 to 2016, Ms. Kohan served in various roles in AES’ Financial Planning and Analysis group, starting with responsibilities for Financial Planning and Analysis with respect to AES’ generation businesses in Latin America and expanding to also include utility businesses and businesses in other regions. Ms. Kohan began her career at AES in 2000 overseeing AES’ Securities and Exchange Commission filings, Corporate Accounting matters and providing oversight of the local controllership teams for each of AES’ businesses. Prior to joining AES, Ms. Kohan worked for Arthur Andersen in the Audit Assurance Practice. Ms. Kohan brings extensive experience in finance and accounting to the Board. Ms. Kohan is a Certified Public Accountant and holds a B.S. in Accounting from the University of Maryland.

Letitia (Tish) Mendoza, 50, has served as a Director of IPALCO since February 2022. Ms. Mendoza has served as Executive Vice President and Chief Human Resources Officer of AES since February 2021. Prior to assuming her current position, Ms. Mendoza was Senior Vice President, Global Human Resources and Internal Communications and Chief Human Resources Officer from 2012, Vice President of Human Resources, Global Utilities from 2011 to 2012, Vice President of Global Compensation, Benefits and HRIS, including Executive Compensation, from 2008 to 2011, and acted in the same capacity as the Director of the function from 2006 to 2008. Ms. Mendoza serves as a director or officer of other AES affiliates, including as a Director of Fluence and sits on AES' employee compensation and benefits committees. Ms. Mendoza also previously served as a Director of AES Ohio until April 2025. Ms. Mendoza brings to the Board her extensive experience in human resource management and development and employee compensation. Prior to joining AES, Ms. Mendoza was Vice President of Human Resources for a product company in the Treasury Services division of JP Morgan Chase and Vice President of Human Resources and Compensation and Benefits at Vastera, Inc, a former technology and managed services company. Ms. Mendoza earned certificates in Leadership and Human Resource Management, and a bachelor's degree in Business Administration and Human Resources.

Marc Michael, 52, has been a Director of IPALCO since April 2019. Mr. Michael has managed a broad range of disputes for AES since 2005. In his current role as VP & Chief Counsel, Global Dispute Resolution, of AES, Mr. Michael oversees material dispute resolution proceedings involving AES and its affiliates, including federal and state litigation, cross-border disputes, domestic and international commercial arbitration, and investment treaty arbitration. Mr. Michael brings to the Board his legal and industry experience, including extensive experience in legal matters involving contractors and regulators. Prior to joining AES, Mr. Michael worked as a litigation associate at the law firm Winston & Strawn LLP from September 1998 to February 2005. Mr. Michael received a B.A. from The Catholic University of America and a J.D. from The Catholic University of America, Columbus School of Law.

Thomas A. Raga, 60, has served as a Director of IPALCO since April 2025 and has served as the President of AES Ohio since February 2024 and as a Director of AES Ohio since February 2015. Prior to assuming his position of AES Ohio President, Mr. Raga served as Vice President of the AES US Utilities overseeing government relations and Regional Transmission Organization (RTO) affairs from March 2018 to February 2024. Mr. Raga also serves as the Executive Director of the AES Ohio Foundation and as a director or officer of other AES affiliates. Mr. Raga previously served as President and Chief Executive Officer of AES Ohio from May 2015 to March 2018. Since joining AES in 2010, Mr. Raga has held various management roles including overseeing transmission resource planning, customer care, communications, strategic accounts, stakeholder management, and safety and environmental services. Prior to joining AES, Mr. Raga served as Vice President at Sinclair Community College in Dayton and served as a member of the Ohio House of Representatives. Mr. Raga brings extensive legislative leadership and stakeholder relations experience to the Board. Mr. Raga holds a B.S. in agricultural economics from Cornell University. Mr. Raga also currently serves on the boards of the Dayton Development Coalition, Indiana Energy Association, Dayton Business Committee, Dayton Area Chamber of Commerce and Capital Square Foundation and Sinclair Community College.

Olivier Roy Durocher, 37, has been a Director of IPALCO since September 2022. Mr. Roy Durocher also serves on the board of directors of Invenergy Renewables Holdings as La Caisse’s nominated representative. Mr. Roy Durocher brings extensive experience in strategic planning and financial analysis to the Board. Mr. Roy Durocher has served as Senior Director, Infrastructure Investments of CDPQ since March 2026 and previously served in various other positions in Infrastructure Investments since joining CDPQ in 2013, including as Director from February 2021 to March 2026, as Senior Associate from November 2018 to February 2021, Associate from October 2015 to November 2018, and Analyst from August 2013 to October 2015. Mr. Roy Durocher holds bachelor’s and master’s degrees in finance from HEC Montréal and is a CFA Charterholder. Mr. Roy Durocher also served on the board of directors of Student Transportation of America from September 2021 to February 2025.

Juan Ignacio Rubiolo, 49, has been a Director of IPALCO since April 2026. Mr. Rubiolo has served as Executive Vice President, Chief Operating Officer and President of the Energy Infrastructure Strategic

Business Unit at AES since March 2, 2026. Prior to assuming his current position, Mr. Rubiolo served as Executive Vice President and President of the Energy Infrastructure Strategic Business Unit since March 2023, Executive Vice President and President of International Businesses from January 2022 to March 2023, Senior Vice President and President of the MCAC Strategic Business Unit from March 2018 to January 2022, as the Chief Executive Officer of AES Mexico from 2014 to March 2018, and as a Vice President of the Commercial team of the MCAC Strategic Business Unit from 2013 to 2014. Mr. Rubiolo joined AES in 2001 and has worked in AES businesses in the Philippines, Argentina, Mexico, Panama, and the Dominican Republic. Mr. Rubiolo serves as a director or officer of other AES affiliates, including as a Director of AES Andes and AES Colombia. Mr. Rubiolo brings extensive experience in operations and strategic planning to the Board. Mr. Rubiolo has a Science Degree in Business from the Universidad Austral of Argentina, a Master of Project Management from the Quebec University in Canada and has completed the executive business and leadership program at the University of Virginia.

Margaret Tigre, 48, has served as a Director of IPALCO since April 2025. Ms. Tigre is a Senior Vice President and has served as the Chief Tax Officer of AES since April 2013. In addition to her current position, Ms. Tigre served as Chief Risk Officer of AES from April 2022 to March 2025 and as Senior Vice President, Finance for AES Global Controllership from September 2017 to December 2018. Previously, Ms. Tigre held other positions at AES, including Vice President, Global Tax Planning, from January 2012 to March 2013, and Chief of Staff to the COO and subsequently the CEO, from January 2010 to December 2011. Ms. Tigre also serves as a director or officer of other AES affiliates. Prior to joining AES, Ms. Tigre held various positions with Ernst and Young, Nextel International and Arthur Andersen. Ms. Tigre brings extensive experience in tax and accounting to the Board. Ms. Tigre holds a B.S. in Accounting from George Mason University and an M.S. in Finance from Johns Hopkins University Carey Business School.

Kenneth J. Zagzebski, 66, has been a Director of IPALCO and AES Indiana since March 2009 and has served as Executive Chairman of IPALCO and AES Indiana since April 2026. Mr. Zagzebski served as Chairman of the Board, President and Chief Executive Officer of IPALCO and Chairman of the Board and Chief Executive Officer of AES Indiana from August 2023 to April 2026. Mr. Zagzebski also serves as a director or officer of other AES affiliates, including as a Director and Executive Chairman of DPL and AES Ohio, and previously served as Chairman of the Board, President and Chief Executive Officer of DPL and Chairman of the Board as Chief Executive Officer of AES Ohio. Prior to rejoining the AES US Utilities Strategic Business Unit as President in August 2023, Mr. Zagzebski served as Chief Operating Officer of AES Clean Energy since April 2022 and as Vice President, AES Southland Project Development, since August 2019. Prior to that, Mr. Zagzebski served as the Chairman of the Boards of IPALCO, AES Indiana, DPL and AES Ohio from March 2018 to November 2020, President and Chief Executive Officer of IPALCO and DPL from April 2011 to March 2018, Interim President and Chief Executive Officer of AES Indiana from July 2015 to June 2016 and President and/or Chief Executive Officer of AES Indiana from April 2011 to March 2014. Mr. Zagzebski joined AES Indiana as Senior Vice President of Customer Operations in September 2007 and has held executive and other positions of increasing responsibility within AES. He brings to the Board more than 30 years of industry experience, including in strategic planning, diverse executive management and utilities field operations. Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr. Zagzebski currently Chairs the Marian University Klipsch Educators College Board of Visitors and serves on the Executive Committee of the Greater Indianapolis Progress Committee.

EXECUTIVE OFFICERS
Set forth below is certain information regarding each of our current executive officers as of April 20, 2026. IPALCO was acquired by AES in March 2001 and is currently a majority-owned subsidiary of AES U.S. Investments. AES Indiana is our primary operating subsidiary. AES utilities businesses, including IPALCO and AES Indiana, and their Ohio sister companies, DPL and its indirect, majority-owned primary operating subsidiary, AES Ohio (the “AES US Utilities”), are part of AES' Strategic Business Units; however, the AES US Utilities is not a legal entity. AES US Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the AES US Utilities, including among other companies, IPALCO and AES Indiana. As a result of this structure, IPALCO and AES Indiana do not directly employ all of the executives responsible for the management of our business.

Once elected, officers hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. There are no family relationships among our Directors and Executive Officers.

Name	Age	Position
Gustavo Garavaglia	40	President and Chief Executive Officer, IPALCO
		Chief Executive Officer, AES Indiana
		Vice President and Chief Financial Officer*

Brandi Davis-Handy	47	President, AES Indiana

Brian Hylander	52	Vice President, General Counsel and Secretary

Evaristo Leonardi	56	Vice President and Chief Operating Officer, AES Indiana

* Mr. Garavaglia will also continue to serve as Vice President and Chief Financial Officer until Ms. Kohan's appointments to such roles are effective on May 7, 2026.

Mr. Garavaglia and Ms. Davis-Handy also serve on the Board of IPALCO, and their biographies are presented under “-Directors” above.

Brian Hylander, 52, has served as Vice President, General Counsel and Secretary of IPALCO and AES Indiana since June 2022. Mr. Hylander also serves as Vice President, General Counsel and Secretary of AES Ohio and DPL, and serves as an officer of other AES affiliates. Prior to assuming his current position, Mr. Hylander served as Assistant General Counsel and Secretary for IPALCO, AES Indiana, AES Ohio and DPL from April 2015 through May 2022, and also served as senior counsel at AES Ohio for more than four years. Mr. Hylander also previously served for more than seven years as a corporate attorney at the Taft Stettinius & Hollister LLP law firm. Mr. Hylander received a B.A. from Providence College and a J.D. from the University of Michigan Law School. Mr. Hylander currently serves as Vice Chairman of the Boards of Trustees of ThinkTV and Cincinnati Educational Television, and as Chairman of the Board of Trustees of the AES Ohio Foundation.

Evaristo Leonardi, 56, has served as Vice President and Chief Operating Officer of AES Indiana since March 2025. Mr. Leonardi previously served as Chief Operating Officer of Energy Infrastructure and International Markets for AES since January 2022, where his responsibilities spanned 3 continents, 11 countries, over 55 operational sites, managing 19GW of CCGT and other generation capacity and leading a team of more than 4,000 people. Mr. Leonardi also serves as Vice President and Chief Operating Officer of AES Ohio, as well as a director or officer of other AES affiliates, including as President of the Board of Directors for AES El Salvador. He also continues to serve in the Transmission & Distribution sector and as a board member of the National Safety Council, a public service organization promoting health and safety in the United States. Between 2014 and 2021, Mr. Leonardi led AES Global Operations Support as Chief Transformation Officer, responsible for environmental, health, safety, security, supply chain, fuel management, performance and asset management and sustainability functional areas and initiatives across AES' operations, while spearheading the company’s digital transformation. He also served on the Boards of AES Sul and AES Tietê. From 2007 to 2014, he held various other leadership positions at AES, including leadership positions for AES Shared Services where he managed large teams, enhanced organizational, performance, maintenance, financial and other processes and training functions, and originated significant changes to procurement, contract management, supplier relations, and inventory control systems. Before joining AES, Mr. Leonardi worked for 13 years for La Electricidad de Caracas, an integrated utility serving over 1.2 million customers, contributing in numerous capacities in the network design, operations, finance, and commercial departments. He holds an MBA and a Finance Specialist degree from Instituto de Estudios Superiores de Administración in Venezuela (IESA), as well as an Advanced School degree in Power Engineering from Penn State University and completed his undergraduate studies in Electrical Engineering at Universidad Metropolitana in Caracas, Venezuela.

CORPORATE GOVERNANCE

Code of Ethics

The AES Code of Conduct (“Code of Conduct”), adopted by the AES Board of Directors, governs the actions of AES employees, including employees of its subsidiaries and affiliates, including the CEO, CFO and Controller of AES Indiana and IPALCO, and the directors of IPALCO. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries (including AES Indiana and IPALCO) related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies on corruption, bribery, money laundering and associations with terrorist groups. The Code of Conduct is located in its entirety on the AES website (https://www.aes.com/ethics-compliance). Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204. If any amendments to, or waivers from, the Code of Conduct are made, in each case relating to the CEO, CFO and Controller of AES Indiana and IPALCO, AES will disclose such amendments or waivers on its website (www.aes.com). Except for such Code of Conduct, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the 2025 10-K.

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

Nomination of Directors

As of April 20, 2026, IPALCO had not effected any material changes to the procedures by which shareholders may recommend nominees to the Board. IPALCO’s Third Amended and Restated Articles of Incorporation and Amended and Restated By-Laws, as further amended, do not provide formal procedures for shareholders to recommend nominees to the Board. Except as described below, the Board has determined that it is in the best position to evaluate IPALCO’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.

AES U.S. Investments, IPALCO and CDPQ are parties to a Shareholders’ Agreement dated February 11, 2015, as amended April 4, 2025 (the “Shareholders’ Agreement”). The Shareholders’ Agreement provides AES U.S. Investments the right to nominate thirteen directors to the IPALCO Board and CDPQ the right to nominate three directors to the IPALCO Board. See “Shareholders’ Agreement” in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The purpose of this compensation discussion and analysis (this “CD&A”) is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2025. The compensation paid to our NEOs in 2025 is set forth in the Summary Compensation Table (2025, 2024 and 2023) (the “Summary Compensation Table”) below. Our NEOs for 2025 are:

•Kenneth J. Zagzebski, President and Chief Executive Officer and Chairman of the Board (until April 15, 2026), and currently, Executive Chairman of the Board

•Gustavo Garavaglia, President and Chief Executive Officer (since April 15, 2026) and Vice President and Chief Financial Officer*

•Evaristo Leonardi, Vice President and Chief Operating Officer, AES Indiana

•Brandi Davis-Handy, President, AES Indiana

•Brian Hylander, Vice President, General Counsel and Secretary

*Mr. Garavaglia will also continue to serve as Vice President and Chief Financial Officer until Ms. Kohan’s appointments to such roles are effective on May 7, 2026.

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

AES manages its business through Strategic Business Units. The AES US Utilities, including IPALCO and AES Indiana, are part of these Strategic Business Units; however, the AES US Utilities is not a legal entity. AES also has a wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the AES US Utilities, including, among other companies, IPALCO and AES Indiana. As a result of this structure, IPALCO and AES Indiana do not directly employ all of the executives responsible for the management of our business. In 2025, our NEOs were all executive officers of one or more of IPALCO, AES Indiana and the Service Company.

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

The executive compensation reported in this Amendment reflects the entire compensation paid or awarded to, or earned by, each NEO for their services on behalf of all of the AES family of companies the NEO serves, including IPALCO, AES Indiana, the Service Company, DPL, AES Ohio and other AES affiliated entities, and not only the portion of such compensation that is paid by IPALCO and AES Indiana.

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

Consistent with this philosophy and our goal of aligning our executives’ compensation with Company performance, the key features of our executive compensation program include the following:

•Our compensation program allocates a significant portion of each applicable NEO’s total compensation to short- and long-term performance goals. As such, payouts are dependent upon the strategic, financial, and operational performance of AES and the AES US Utilities, which includes IPALCO and AES Indiana, and the performance of AES’ stock price;
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

Our Compensation Process

The Chief Executive Officer of AES (the “AES CEO”), the President of AES (the “AES President”) and the Chief Human Resources Officer of AES (the “AES CHRO”, and together with the AES CEO and the AES President, the “Executive Compensation Review Team”) have the responsibility of reviewing and administering compensation for the officers of the Service Company, IPALCO, and AES Indiana, including our NEOs. The Executive Compensation Review Team, with assistance from the AES US Utilities human resources team, determines the appropriate pay grade for our NEOs at the date of hire based upon each individual’s position, responsibilities, skills and experience, and reassesses each NEO’s position within the applicable pay grade at the end of each year.

The pay grades comprising our compensation framework are established by the AES human resources team and include specific base salary ranges and short-term bonus and long-term compensation targets for each pay grade. The AES human resources team uses survey data from Willis Towers Watson and other sources in evaluating the overall pay structure at a high level. The structure is compared annually to market data to assess the external competitiveness of the base salary ranges and incentive targets for the pay grades. During our performance review cycle, the Executive Compensation Review Team measures the specific amount and resulting incentive compensation for each of our NEOs based on (i) the operational and financial performance of the AES US Utilities and AES and (ii) the NEO’s target opportunity for his or her applicable pay grade.

The 2025 awards of short-term compensation were made in the form of annual cash bonuses to our NEOs under the AES Performance Incentive Plan (the “PI Plan”) and were determined by the Executive Compensation Review Team in the first quarter of 2026. Awards of long-term compensation were made to our NEOs under the AES 2003 Long Term Compensation Plan, as amended and restated (the “LTC Plan”) and are determined by the Board of Directors of AES based upon the recommendations of the Executive Compensation Review Team made in the first quarter of 2025 as described below.

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

Elements of Compensation
The fundamental elements of our compensation program are:
◦base salary;
◦performance cash-based, short-term annual incentive bonuses;
◦performance cash-based, long-term incentive awards;
◦equity incentive awards granted in AES equity; and
◦other broad-based benefits, such as retirement and health and welfare benefits.

The pay grades comprising our compensation framework provide allocations of cash versus equity compensation and short- and long-term compensation. The Executive Compensation Review Team sets each individual element of total compensation within the parameters of the pay grade applicable to each particular NEO, as set forth below.

2025 Compensation Determinations

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

2025 Performance Incentive Plan Payouts

In addition to base salaries, in 2025 we provided performance-based, annual cash bonuses under the PI Plan. Each pay grade has a corresponding annual incentive target opportunity, which is assessed annually. Each NEO’s opportunity corresponds to the opportunity applicable to his or her pay grade. These awards are paid based on the achievement of AES and AES US Utilities measures in strategic performance categories described in the tables below, which were established in early 2025. The annual incentive program is structured in a manner that provides our NEOs with a direct incentive to achieve our strategic objectives. Payout formulas for each of our NEOs are based on the business functions and responsibilities for the NEO within the organization. For Mr. Zagzebski, the award is based on the achievement of the AES Corporate goals. For Mr. Garavaglia, Mr. Leonardi, Ms. Davis-Handy and Mr. Hylander, the award is 25% based on the achievement of the AES Corporate goals and 75% based on the achievement of the AES US Utilities goals, which includes IPALCO and AES Indiana and their Ohio sister companies, DPL and AES Ohio.

In 2025, annual incentive payments were determined based on the AES and the AES US Utilities 2025 performance measures as described in the tables below. The AES Corporate performance measures were approved by the AES Compensation Committee of its Board of Directors (the “AES Compensation Committee”). Performance measures for the AES US Utilities were approved by the Executive Compensation Review Team, with AES US Utilities leadership and CDPQ providing input with regard to objectives applicable to IPALCO and AES Indiana. Targets for the 2025 financial measures for AES and funding factor metrics for the AES US Utilities were based on the 2025 financial budget as well as strategic objectives for AES and the AES US Utilities, respectively. Payouts for individual awards ranged from 0-200% of the target applicable to each pay grade depending on scores achieved relative to the applicable performance measures.

AES Corporate 2025 Actual Results: The AES Compensation Committee determined the 2025 AES corporate performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES Corporate performance score for 2025 was determined to be 138%, as follows:

Category	Metric	Weighting	Target	Performance Results	Payout %
Safety[1]	Serious Safety Incidents	5%	No Incidents	No Incidents	200%
	Non-Injury, Significant Injuries and Potentials (SIP) Rate	5%	0.95	1.54	115%
	Safety Meetings		95.0%	98.4%
	Safety Walks		13,011	17,560
Financials[2]	Adjusted Earnings Per Share ("EPS")	10%	$2.18	$2.34	173%
	Adjusted EBITDA	40%	$2,750M	$2,871M	144%
	Parent Free Cash Flow	20%	$1,200M	$1,219M	116%
Green Growth[3]	Growth	5%	4,000 MW	4,301 MW	130%
	Commercial Operations Date ("COD") Achieved	10%	3,100 MW	3,167 MW	109%
New Business Models[4]	New Business or Products	5%	Data Centers - Signed LOI Maximo-70MWs/$20M AI Fund - $4M/2 pre-seed	140%	140%
AES Corporate Overall Performance Score - 138%

1 See Appendix C of the AES proxy statement filed on March 20, 2026 (the “AES Proxy Statement”) for additional information regarding the safety measures.
2 The financial metrics are non-GAAP measures. Assuming the threshold financial requirement for each financial measure is met, the score ranges from 50% to 200%. See “Non-GAAP Measures” below for an explanation of how these measures are calculated from AES’ audited financial statements. See also Appendix C of the AES Proxy Statement for additional information regarding the financial measures.
3 Assuming the threshold requirement for the Green Growth and COD metrics are met, the score ranges from 50% to 200.AES had committed to 14 to 17 GW of Green Growth through 2025 and the target goal reflects the fluctuations during the time period. See also Appendix C of the AES Proxy Statement for additional information regarding the financial measures.
4 The 140% performance in this qualitative category is based on the significant achievements AES made towards progressing its new products relating to the Company’s new business achievements and significant advancements. In 2025, AES made significant progress towards executing on new DTAs and signing new PPAs with key large load customers. Maximo, the first robotic solution using advanced AI vision systems for automated solar modular installation, signed and completed 72 MWs of contracts with EPC companies. In addition, AES received an expression of interest from prospective investors for up to $20M of potential new funding for Maximo. Lastly, AES signed multi-year, multi-million dollar contracts with two businesses co-built with the AI Fund, a partnership designed to build AI-driven solutions that deliver next level outcomes for customers while improving sustainability and resilience across the industry. See also Appendix C of the AES Proxy Statement for additional information regarding the new business measure.

AES US Utilities 2025 Performance: The Executive Compensation Review Team determined the 2025 AES US Utilities performance score based on actual results of the pre-established performance measures for the AES US Utilities as shown below. As a result, the AES US Utilities performance score for 2025 was determined to be 121%, as set out below.

Category	Metric	Weighting	Target	Performance Results	Score %
Safety	Serious Safety Incidents	5%	No Incidents	No Incidents	200%
	Non-Injury, Significant Injuries and Potentials (SIP) Rate	5%	1.20	1.40	107%
	Safety Meetings		95.0%	99.0%
	Safety Walks		4,132	5,840
Affordability	CapEx (on-time/on-budget) ($M)	15%	$1,457M	$1,379M	78%
	Global Energy Star Program	15%	$47.8M in global savings	$84.7M	177%
Growth	New Large Load Growth (ESA/CSA) MW	15%	1810.0MW	1945.0MW	107%
Customer Operations	Customer Satisfaction	4.5%	2025 Satisfaction Metric	Below Target	0%
	Days Sales Outstanding (days)	4.5%	28.8 days	32.4 days	113%
	System Average Interruption Frequency Index (SAIFI) (average # of outages/customer)	9.0%	1.0 outages	0.89 outages	115%
	System Average Interruption Duration Index (SAIDI) (average # of hours a customer is out of power/year)	15.75%	101.3 hours	92.2 hours	110%
	Equivalent Availability Factor (EAF)	9.0%	86.20%	90.05%	104%
	Equivalent Forced Outage Factor (EFOF)	2.25%	5.40%	2.97%	182%
Scorecard Score					116%
Funding Factor Scorecard Impact[1]					5%
AES US Utilities Performance Score - 121%

1 The funding factor serves as a +/- modifier to the AES US Utilities scorecard within the range of +10% to -10% based on certain financial metrics of the AES US Utilities including adjusted EBITDA, returns on equity, and subsidiary distributions, which are non-GAAP measures. See “Non-GAAP” measures below for an explanation of how these measures are calculated from the audited financial statements. A funding factor score of 95%-105% would result in no increase or decrease to the scorecard; 106%-110% would result in a 2.5% increase to the scorecard; 111%-120% would result in a 5% increase to the scorecard; and 120% or greater would result in a 10% increase to the scorecard. Conversely, funding factor scores below 95% would result in similar tiered decreases to the scorecard. For 2025, the funding factor score of 112% resulted in a funding factor impact of +5%, increasing the AES US Utilities scorecard score by 5% to 121%.

As described above, Mr. Garavaglia’s, Mr. Leonardi’s, Ms. Davis-Handy’s, and Mr. Hylander’s 2025 bonuses were earned based on the performance of AES Corporate (25%) and the AES US Utilities (75%). Mr. Zagzebski’s 2025 bonus was earned based on the performance of AES Corporate (100%).

The following table sets forth the amounts of the annual incentive cash awards earned by our NEOs in 2025, which were paid in early 2026.

			Actual 2025 Annual Incentive Cash Award
NEO	2025 Target Annual Incentive ($)	2025 Target Annual Incentive (% of base salary)1)	Dollar Value ($)	% of Target Annual Incentive
Kenneth J. Zagzebski	$450,500	85%	$621,690	138%
Gustavo Garavaglia	$263,925	60%	$329,906	125%
Evaristo Leonardi	$255,000	60%	$318,750	125%
Brandi Davis-Handy	$170,568	50%	$213,210	125%
Brian Hylander	$141,694	45%	$177,117	125%
(1) Based on salary as of December 31, 2025.

2025 Discretionary Cash Bonuses
In connection with the performance of the AES US Utilities and the individual contributions of the NEOs in 2025, the Executive Compensation Review Team determined it was appropriate to grant certain of the NEOs discretionary cash bonuses in the amounts as set forth in the table below. These discretionary cash bonuses were paid to the NEOs in the first quarter of 2026.

NEO	2025 Discretionary Cash Bonus Amount ($)
Kenneth J. Zagzebski	$31,085
Gustavo Garavaglia	$49,486
Brandi Davis-Handy	$21,321
Brian Hylander	$17,712

Long Term Compensation Elements
AES annually grants a mix of cash- and equity-based awards. These awards help the Company to attract and retain key individuals who are critical to the success of the business and align the interests of our NEOs with those of AES’ stockholders over the long term. Grants to our NEOs, whether in cash or stock, vest ratably over a three-year period or are based on a cumulative three-year performance period. These awards are determined based on a percentage of the individual’s base salary. The mix of awards for each of our NEOs is based on the business functions and responsibilities for the NEO within the organization. In the first quarter of 2025, Mr. Garavaglia, Mr. Leonardi, Ms. Davis-Handy, and Mr. Hylander received awards as follows: 50% in the form of cash-settled Performance Units (“PUs”) and 50% in the form of AES stock-settled Restricted Stock Units (“RSUs”). Mr. Zagzebski received awards as follows: 35% in the form of cash-settled Performance Cash Units (“PCUs”), 35% in the form of AES stock-settled Performance Stock Units (“PSUs”), and 30% in the form of AES stock-settled RSUs.

Performance Units (PUs)

PUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PUs granted in 2025 are eligible to vest subject to AES’ three-year cumulative Parent Free Cash Flow performance. Parent Free Cash Flow is a strategically important non-GAAP financial metric to AES as it reflects the ability of AES’ businesses to generate cash for AES’ investors that can be either reinvested in the business or paid to investors through dividends and additionally is a key metric for ratings agencies. A description of how Parent Free Cash Flow is calculated from AES’ audited financial statements is described in “Non-GAAP Measures” below.

The value of each PU is equal to $1.00, and the number of PUs that vest depends upon the level of Parent Free Cash Flow achieved over the three-year measurement period. If a threshold level of Parent Free Cash Flow is achieved, a percentage of the PUs vest and are settled in cash in the calendar year that immediately follows the end of the performance period.

The following table illustrates the vesting percentage at each Parent Free Cash Flow level for targets set for the 2025-2027 performance period:

Performance Level	Vesting Percentage
Below 90% of Performance Target	0%
Equal to 90% of Performance Target	50%
Equal to 100% of Performance Target	100%
Equal to or Greater than 110% of Performance Target	200%

Between the Parent Free Cash Flow levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PUs is also generally subject to the continued employment of the NEO. The AES Compensation Committee approved a Parent Free Cash Flow target for the 2025 PUs that was believed by the AES Compensation Committee to be challenging, but achievable and requires growth over the prior year’s goals.

Performance Cash Units (PCUs) and Performance Stock Units (PSUs)

PCUs represent the right to receive a cash-based payment based on performance- and service-based vesting conditions. PCUs granted in 2025 are eligible to vest subject to AES’ Total Stockholder Return (“TSR”) from January 1, 2025 through December 31, 2027 relative to the S&P 500 Index (40% weight), S&P Utilities Index (40% weight), and a Clean Energy Peer Group (20% weight):

Relative TSR (“rTSR”) was identified as a measure to align our NEOs’ compensation with AES’ stockholders’ interests since the ability to earn the award is linked directly to stock price and dividend performance over a period of time. TSR is defined as the appreciation in stock price and dividends paid over the performance period as a percentage of the beginning stock price. To determine share price appreciation, AES uses a 90-day average stock price for AES relative to the identified peer groups at the beginning and end of the three-year performance period. This avoids short-term volatility impacting the calculation. Each PCU is valued at $1. If the conditions are met, the awards settle in cash.

PSUs represent the right to receive a single share of AES common stock subject to performance and service-based vesting conditions. PSUs granted in 2025 are eligible to vest subject to our three-year cumulative Parent FCF performance. Cumulative Parent FCF was selected because it reflects the ability of AES’ businesses to generate cash for its investors that can be either reinvested in the business or paid to investors through dividends and additionally is a key metric for ratings agencies. The AES Compensation Committee approved targets that it believed to be challenging, but achievable and required growth over the prior year’s goals. If the conditions are met, the awards settle in shares.

For the 2025 PSUs and PCUs, straight-line interpolation is used for performance between levels to determine the vesting percentage of an award. See page 52 of the AES Proxy Statement for information regarding the performance scales and related vesting percentage applicable to the 2025 PSU and PCU awards.

Restricted Stock Units (RSUs)

RSUs represent the right to receive a single share of AES Common Stock subject to service-based vesting conditions. AES grants RSUs to assist in retaining and incentivizing the NEOs. RSUs generally vest based on continued service with AES and its subsidiaries in three equal installments, beginning on the first anniversary of the grant date.

2025 Long Term Compensation Grants

As in previous years, the allocation of long-term compensation components granted in 2025 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of AES, as our parent company.

The following table sets forth the aggregate target grant value for the 2025 LTC Plan awards made to our NEOs.

	2025 Long-Term Compensation Aggregate Target Grant Value
Name	As % of Base Salary(1)	Dollar Amount
Kenneth J. Zagzebski	170%	$900,002
Gustavo Garavaglia	80%	$509,997
Evaristo Leonardi	80%	$327,544
Brandi Davis-Handy	60%	$197,759
Brian Hylander	50%	$152,854
(1) Based on salary as of December 31, 2024.

As discussed under “Our Compensation Process” above, grant values are generally guided by each NEO’s applicable AES pay grade (and, in the case of the RSUs, are rounded down to the nearest whole share at the time of grant). Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table (2025, 2024, and 2023) and the Grants of Plan-Based Awards (2025) Table in this Amendment.

Prior Year PUs Vesting in 2025

All of the NEOs, with the exception of Mr. Garavaglia, received a grant of PUs in February 2023 for the January 1, 2023 through December 31, 2025 performance period (the “2023-2025 PUs”). For the 2023-2025 PUs, performance was based on AES’ cumulative Parent Free Cash Flow performance during the 2023-2025 period. See “Non-GAAP Measures” for a description of how Parent Free Cash Flow from AES’ audited financial statements.

The 2023-2025 PUs paid out at 200% of target based on AES’ actual cumulative Parent Free Cash Flow results of $3,329M during the three-year performance period, which was 111.52% of the target cumulative Parent Free Cash Flow. As described above for the 2025 PUs and as previously disclosed, the performance scale for these awards was 100% vesting for performance equal to 100% of target, 50% vesting for performance equal to 90%of target, and 200% vesting for performance equal to or greater than 110% of target. The actual performance payout level is derived using straight-line interpolation: for every one percentage point performance is above the target goal, the payout is increased by approximately ten percentage points. The payouts for these awards for each NEO are shown in the following table:

NEO	Target Number of Performance Units	% of Target Value Based on Parent Free Cash Flow	Final Vested Value
Kenneth J. Zagzebski	231,814	200%	$463,628
Gustavo Garavaglia	—	—%	—
Evaristo Leonardi	150,000	200%	$300,000
Brandi Davis-Handy	65,000	200%	$130,000
Brian Hylander	70,000	200%	$140,000

Further details regarding the 2023-2025 PU payouts can be found in the Summary Compensation Table (2025, 2024, and 2023) in this Amendment.

Other Relevant Compensation Elements and Policies

Perquisites

We generally do not provide any perquisites to our NEOs, with the exception of relocation-related benefits from time to time.

Retirement and Other Broad-Based Employee Benefits

Our NEOs, as well as our other employees, are eligible for the following benefits: participation in a defined contribution (401(k)) plan, group health insurance (including medical, dental, and vision), long- and short-term disability insurance, basic life insurance and paid time off. Mr. Hylander previously participated in The Dayton Power and Light Company Retirement Income Plan (the “DP&L Retirement Income Plan”). Our NEOs are eligible to participate in the AES Restoration Supplemental Retirement Plan (the “RSRP”), a nonqualified deferred compensation plan, which is intended to restore benefits that are limited under our broad-based retirement plans due to statutory limits imposed by the United States Internal Revenue Code (the “Code”). The RSRP’s objective is consistent with our philosophy to provide competitive levels of retirement benefits and to retain talented executives. The RSRP does not contain any enhanced or special benefit formulas for our NEOs. Contributions to the RSRP made in 2025 are included in the All Other Compensation column of the Summary Compensation Table (2025, 2024 and 2023) in this Amendment. Additional information regarding the RSRP is contained in the “Narrative Disclosure Relating to the Non-Qualified Deferred Compensation Table” in this Amendment.

Severance and Change in Control Arrangements

AES maintains certain severance and change in control arrangements, including The AES Corporation Amended and Restated Severance Plan (the “Severance Plan”) and change-in-control provisions in the long-term compensation award agreements. Upon a change-in-control of AES, the unvested portion of all outstanding awards will vest only upon a double-trigger (at target performance levels for performance awards). The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change-in-control. All unvested, outstanding awards include a double-trigger vesting provision. In addition, all NEOs are entitled to payments and benefits under the Severance Plan, in the event of qualifying terminations of employment, both related and unrelated to a change in control, as provided in the Benefits Schedule included therein. Finally, upon a termination of service (other than by reason of death) prior to reaching retirement eligibility, or in the event of a change-in-control of AES, participants’ account balances in the RSRP (described in the Nonqualified Deferred Compensation (2025) Table below) would be paid in a lump sum. Please see “Potential Payments Upon Termination or Change in Control (2025)” below for a more detailed summary of these payments and benefits.

Employment Agreements and Other Arrangements

Our NEOs do not have any employment agreements or other arrangements, except as disclosed herein or in “Potential Payments Upon Termination or Change in Control (2025).”

Prohibition Against Hedging and Pledging

AES’ Insider Trading Policy prohibits AES’ and its subsidiaries’ employees (including officers) and directors from engaging in hedging transactions with respect to AES’ equity securities including, without limitation, the purchase of financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, on any decrease in the market value of AES’ equity securities. AES additionally prohibits AES’ and its subsidiaries’ employees (including officers) and directors from holding AES securities in margin accounts and pledging, hypothecating or otherwise using AES securities as collateral for a loan or other form of indebtedness.

Equity Grant Practices

AES grants annual equity awards at approximately the same time each year following the approval by the AES Compensation Committee. The AES Compensation Committee and the AES Board of Directors do not take into account material non-public information when determining the timing or terms of equity awards nor does AES time disclosure of material non-public information for the purpose of affecting the value of executive compensation with such equity awards. In 2025, AES did not grant stock options, stock appreciation rights, or similar option-like awards to its employees.

Non-GAAP Measures

In this CD&A, we reference certain Non-GAAP measures, including Adjusted Earnings Per Share (“Adjusted EPS”), Adjusted Earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), Parent Free Cash Flow (“Parent FCF”), AES US Utilities Returns on Equity, and Subsidiary Distributions. These measures are described below.

Adjusted EPS. AES defines Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt or troubled debt restructuring; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts.

The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. AES believes that Adjusted EPS better reflects the underlying business performance of AES and is considered in AES’ internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, and strategic decisions to dispose of or acquire business interests, retire debt, or implement restructuring initiatives, which affect results in a given period or periods. Adjusted EPS should not be construed as an alternative to diluted earnings per share from continuing operations, which is determined in accordance with GAAP.

AES reported diluted earnings per share of $1.31 for the year ended December 31, 2025. For purposes of measuring earnings per share under U.S. GAAP, income available to AES common stockholders is reduced by increases in the carrying amount of redeemable stock of subsidiaries to redemption value and increased by decreases in the carrying amount to the extent they represent recoveries of amounts previously reflected in the computation of earnings per share. While the adjustment for the year ended December 31, 2025 decreased earnings per share, it did not impact Net income on the Consolidated Statement of Operations. For purposes of computing Adjusted EPS, AES excluded the adjustment to redemption value from the numerator. The table below reconciles the income available to AES common stockholders used in GAAP diluted earnings per share to the income from continuing operations used in calculating the non-GAAP measure of Adjusted EPS.

Reconciliation of Adjusted EPS
Year Ended Dec. 31, 2025
Diluted Earnings Per Share From Continuing Operations	$1.31
Add back: Increase in redemption value of redeemable stock of subsidiaries	$0.02
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains) [1]	$0.17
Unrealized foreign currency losses	$0.04
Disposition/acquisition losses (gains) [2]	$0.34
Impairment losses [3]	$0.52
Loss on extinguishment of debt and troubled debt restructuring	$0.04
Restructuring costs [4]	$0.12
Less: Net income tax benefit [5]	$(0.22)
Adjusted EPS	$2.34

1 Amount primarily relates to remeasurement of AES’ investment in 5B of $48 million, or $0.07 per share, and net unrealized derivative losses at the Energy Infrastructure strategic business unit of $41 million, or $0.06 per share.

2 Amount primarily relates to day-one losses on commencement of sales-type leases at AES Clean Energy Development of $166 million, or $0.23 per share, and AES Renewable Holdings of $13 million, or $0.02 per share, and losses on remeasurement of contingent consideration at AES Clean Energy of $66 million, or $0.09 per share, partially offset by gain on sale of Dominican Republic Renewables of $45 million, or $0.06 per share, and write-off of contingent consideration for a renewables development project at AES Andes of $10 million, or $0.01 per share.

3 Amount primarily relates to impairments at Maritza of $264 million, or $0.37, at Uplight of $103 million, or $0.14 per share, related to an impairment of the equity method investment and convertible notes, at AES Clean Energy Development projects of $80 million, or $0.11 per share, impairments at a renewables development project at AES Andes of $16 million, or $0.02 per share, and Mong Duong of $9 million, or $0.01 per share, partially offset by the derecognition of the valuation allowance on a loan receivable accounted for under ASC 310 and the elimination of estimated costs to sell at Mong Duong of $127 million, or $0.18 per share, after reclassification to held and used.

4 Amount relates to severance costs associated with the AES company-wide restructuring program of $51 million, or $0.07 per share, and impairments at AES Clean Energy Development that were the result of AES’ restructuring program of $38 million, or $0.05 per share.
5 Amount primarily relates to income tax benefits associated with the day-one losses on commencement of sales-type leases primary at AES Clean Energy Development of $41 million, or $0.06 per share, valuation allowance related to Uplight impairment of the equity method investment and convertible notes of $39 million, or $0.05 per share impairments at AES Clean Energy Development projects of $27 million, or $0.04 per share, remeasurement of contingent consideration at AES Clean Energy of $15 million, or $0.02 per share, impairments at Maritza of $12 million, or $0.02 per share, severance costs related to AES’ restructuring program of $10 million, or $0.01 per share, net unrealized derivative losses at AES Integrated Energy of $6 million, or $0.01 per share, and remeasurement of our investment in 5B of $4 million, or $0.01 per share; partially offset by income tax expense associated with the AES Ohio sell-down of $13 million, or $0.02 per share.

Adjusted EBITDA. AES defines EBITDA as earnings before interest income and expense, taxes, depreciation, amortization, and accretion of asset retirement obligations (“AROs”). AES defines Adjusted EBITDA as EBITDA adjusted for the impact of Non-Controlling Interest (“NCI”) and interest, taxes, depreciation, amortization, and accretion of AROs of AES’ equity affiliates, adding back interest income recognized under service concession arrangements, and excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts.

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

The GAAP measure most comparable to Adjusted EBITDA is Net income. AES believes that Adjusted EBITDA better reflects the underlying business performance of AES. Adjusted EBITDA is the most relevant measure considered in AES’ internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests, retire debt, or implement restructuring activities, and the variability of allocations of earnings to tax equity investors, which affect results in a given period or periods. In addition, each of these metrics represent the business performance of AES before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and overall complexity, AES concluded that Adjusted EBITDA is a more transparent measure than Net income that better assists investors in determining which businesses have the greatest impact on AES’ results.

Adjusted EBITDA should not be construed as an alternative to Net income, which is determined in accordance with GAAP.

For purposes of calculating Adjusted EBITDA for the AES US Utilities, the following are not applicable:

(i) interest income under service concession arrangements;
(ii) unrealized foreign currency gains or losses;
(iii) realized foreign currency transaction gains and losses; and
(iv) general and administrative expenses in Corporate and Other.

Reconciliation of Adjusted EBITDA
$ in Millions	Year Ended Dec. 31, 2025

Net Income (loss)	$162
Income tax expense (benefit)	$(181)
Interest expense	$1,407
Interest income	$(287)
Depreciation, amortization, and accretion of AROs	$1,457

EBITDA	$2,558
Less: (Income) loss from discontinued operations	$39
Less: Adjustment for noncontrolling interests and redeemable stock subsidiaries[1]	$(824)
Less: Income tax expense (benefit), interest expense (income) and depreciation and amortization, and accretion of AROs from equity affiliates	$171
Interest income recognized under service concession arrangements	$58
Unrealized derivative, equity securities, and financial assets and liabilities losses (gains)	$120
Unrealized foreign currency losses	$26
Disposition/acquisition losses (gains)	$244
Impairment losses	$369
Loss on extinguishment of debt and troubled debt restructuring	$21
Restructuring costs	$89
Adjusted EBITDA[1]	$2,871

1 The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA. NCI also excludes amounts allocated to preferred shareholders during the construction phase before a project becomes operational, as this is akin to a financing arrangement.

Parent Free Cash Flow (2025 and 2023-2025)

Reconciliation of Parent Free Cash Flow[1]
$ in Millions	Year Ended Dec. 31, 2025	Three Years 2023 - 2025
Net Cash Provided by Operating Activities at the Parent Company[2]	$820	$2,159
Subsidiary Distributions to QHCs Excluded from Schedule 1[3]	$202	$682
Subsidiary Distributions Classified in Investing Activities[4]	$494	$1,017
Parent-Funded SBU Overhead and Other Expenses Classified in Investing Activities[5]	$(294)	$(525)
Other	$(3)	$(4)
Parent Free Cash Flow[1]	$1,219	$3,329

1 Parent Free Cash Flow (a non-GAAP financial measure that was used as a performance metric for both the 2025 annual incentive awards and the 2023-2025 PU awards) should not be construed as an alternative to Consolidated Net Cash Provided by Operating Activities, which is determined in accordance with U.S. GAAP. Parent Free Cash Flow is the primary, recurring source of cash that is available for use by AES. Parent Free Cash Flow is equal to Subsidiary Distributions less cash used for interest costs, development, general and administrative activities, and tax payments by AES. AES’ Management uses Parent Free Cash Flow to determine the cash available to pay dividends, repay recourse debt, make equity investments, fund share buybacks, pay AES hedging costs and make foreign exchange settlements. AES believes that Parent Free Cash Flow is useful to investors because it better reflects AES’ cash available to make growth investments, pay shareholder dividends, and make principal payments on recourse debt. Factors in this determination include availability of subsidiary distributions to AES and its investment plan.

2 Refer to Net Cash Provided by Operating Activities at AES as reported at Part IV-Item 15-Schedule 1 - Condensed Financial Information of Registrant included in AES’ most recent filed 10-K with the SEC.

3Subsidiary distributions received by Qualified Holding Companies ("QHCs") excluded from Schedule 1. Subsidiary Distributions should not be construed as an alternative to Consolidated Net Cash Provided by Operating Activities, which is determined in accordance with US GAAP. Subsidiary Distributions are important to AES because AES is a holding company that does not derive any significant direct revenues from its own activities but instead relies on its subsidiaries’ business activities and the resultant distributions to fund the debt service, investment and other cash needs of the holding company. The reconciliation of the difference between the Subsidiary Distributions and Consolidated Net Cash Provided by Operating Activities consists of cash generated from operating activities that is retained at the subsidiaries for a variety of reasons which are both discretionary and non-discretionary in nature. These factors include, but are not limited to, retention of cash to fund capital expenditures at the subsidiary, cash retention associated with non-recourse debt covenant restrictions and related debt service requirements at the subsidiaries, retention of cash related to sufficiency of local GAAP statutory retained earnings at the subsidiaries, retention of cash for working capital needs at the subsidiaries, and other similar timing differences between when the cash is generated at the subsidiaries and when it reaches AES and related holding companies.

4Subsidiary distributions that originated from the results of operations of an underlying investee but were classified as investing activities when received by the relevant holding company included in Schedule 1.

5Net cash payments for parent-funded SBU overhead, business development, taxes, transaction costs, and capitalized interest that are classified as investing activities or excluded from Schedule 1.

AES US Utilities Returns on Equity. AES US Utilities Returns on Equity represents the return earned on common equity invested in AES’ regulated utility operations and is calculated by dividing net income attributable to AES’ regulated utility operations by the average common equity allocated to those operations for the period. This measure excludes the impacts of non-regulated utility businesses, including certain transactions with AES Indiana’s renewable projects, that management does not consider indicative of ongoing regulated utility performance. Management uses AES US Utilities Returns on Equity as a key metric to evaluate comparable risk of investor investments, regulatory outcomes, operational performance, and capital efficiency, and compare returns achieved against authorized returns established by regulatory commissions. AES US Utilities Returns on Equity should not be construed as an alternative to, or more meaningful than, GAAP measures such as net income or return on equity calculated on a consolidated basis.

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

For purposes of calculating Subsidiary Distributions for the AES US Utilities, subsection (e) is not applicable.

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

REPORT OF THE BOARD OF DIRECTORS
The Board has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended that it be included in this Amendment and in our Annual Report on Form 10-K for the year ended December 31, 2025.

The Board of Directors of IPALCO Enterprises, Inc.

Stephen Coughlin	Sherry Kohan
Bernerd Da Santos	Tish Mendoza
Brandi Davis-Handy	Marc Michael
Ricardo Manuel Falú	Thomas A. Raga
Renaud Faucher	Olivier Roy Durocher
Paul L. Freedman	Margaret Tigre
Gustavo Garavaglia	Kenneth J. Zagzebski
Susan Harcourt

SUMMARY COMPENSATION TABLE (2025, 2024 and 2023)
The executive compensation reported in this Summary Compensation Table (2025, 2024, and 2023) and related tables and information reflect the entire compensation paid or awarded to, or earned by, each NEO for their services on behalf of all of the AES family of companies that the NEO serves, including IPALCO, AES Indiana, the Service Company, DPL, AES Ohio and other AES affiliated entities, and not only the portion of such compensation that is paid by IPALCO and AES Indiana.

Name and Principal Position (a)	Year (b)	Salary ($) (c)(1)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Non-Equity Incentive Plan Compensation ($) (g)(3)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)(4)	All Other Compensation ($) (i)(5)	Total ($) (j)
Kenneth J. Zagzebski Former Pres. and CEO Executive Chairman	2025	$530,001	$31,085	$703,160	$1,085,318	$—	$107,833	$2,457,397
	2024	$530,000	$—	$808,847	$967,766	$—	$88,176	$2,394,789
	2023	$500,895	$132,629	$231,805	$871,847	$—	$200,934	$1,938,110

Gustavo Garavaglia Pres. and CEO VP and CFO	2025	$439,874	$49,486	$254,997	$329,906	$—	$32,750	$1,107,013
	2024	$294,231	$313,122	$999,997	$293,250	$—	$67,893	$1,968,493
	2023	$—	$—	$—	$—	$—	$—	$—

Evaristo Leonardi VP and COO, AES Indiana	2025	$414,881	$—	$163,774	$618,750	$—	$122,503	$1,319,908

Brandi Davis-Handy President, AES Indiana	2025	$341,137	$21,321	$98,879	$343,210	$—	$20,965	$825,512
	2024	$329,601	$31,642	$96,000	$356,620	$—	$17,266	$831,129
	2023	$291,823	$24,720	$64,996	$232,419	$—	$14,941	$628,899

Brian Hylander VP, General Counsel and Secretary	2025	$314,875	$17,712	$76,428	$317,117	$5,691	$40,825	$772,648
	2024	$305,704	$—	$74,208	$232,498	$—	$40,326	$652,736
	2023	$296,799	$—	$70,010	$209,274	$7,256	$37,780	$621,119

(1)    The base salary earned by each NEO during fiscal years 2025, 2024, or 2023, as applicable.
(2)    Aggregate grant date fair value of PSUs and PCUs granted to Mr. Zagzebski and RSUs granted to all NEOs in the year, which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“FASB ASC Topic 718”), disregarding any estimates of forfeitures related to service-based vesting conditions and, in the case of PSUs, PCUs, and RSUs (where applicable), assuming a target level of performance in the case of PSUs and PCUs. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnotes to financial statements (footnote 20), or Management’s Discussion & Analysis, as appropriate, contained in AES’ Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 2, 2026 (the “AES 2025 10-K”), which also includes information for 2024 and 2023. Assuming the maximum market and financial performance conditions are achieved, and in the case of PSUs, the share price at grant, the maximum values of PSUs and PCUs granted to Mr. Zagzebski in fiscal year 2025, and payable upon completion of the 2025-2027 performance period is $1,260,000 (PSUs - $630,000; PCUs - $630,000).

(3)    The value of all non-equity incentive plan awards earned during the 2025 fiscal year and paid in 2026, which includes awards earned under the PI Plan (our annual incentive plan) and, for all NEOs other than Mr. Garavaglia, awards earned for the three-year performance period ended December 31, 2025 for our cash-based 2023-2025 PUs granted under the LTC Plan. The following chart shows the breakdown of awards under these two plans for each NEO.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non- Equity Incentive Plan Compensation
Kenneth J. Zagzebski	2025	$621,690	$463,628	$1,085,318

Gustavo Garavaglia	2025	$329,906	$—	$329,906

Evaristo Leonardi	2025	$318,750	$300,000	$618,750

Brandi Davis-Handy	2025	$213,210	$130,000	$343,210

Brian Hylander	2025	$177,117	$140,000	$317,117

(4)    Mr. Hylander previously participated in the DP&L Retirement Plan. Details of this pension plan (and related assumptions) are set forth in the Pension Benefits Table (2025). For Mr. Hylander, the pension value increased from December 31, 2024 to December 31, 2025 by $5,691 due to a decrease in the discount rate (14 basis points). Mr. Zagzebski, Mr. Garavaglia, Mr. Leonardi, and Ms. Davis-Handy do not participate in an employer sponsored pension plan.
(5)    All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans. The following chart shows the breakdown of contributions under these plans for each NEO. For 2025, All Other Compensation includes, in the case of Mr. Garavaglia and Mr. Leonardi, relocation-related benefits (further described below).

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other(a)	Total Other Compensation
Kenneth J. Zagzebski	2025	$31,500	$76,333	$—	$107,833

Gustavo Garavaglia	2025	$31,500	$—	$1,250	$32,750

Evaristo Leonardi(a)	2025	$31,500	$32,094	$58,909	$122,503

Brandi Davis-Handy	2025	$14,000	$6,965	$—	$20,965

Brian Hylander	2025	$31,500	$9,325	$—	$40,825

(a) Other Compensation for Mr. Garavaglia includes $1,250 for relocation expenses and for Mr. Leonardi includes a $56,000 for relocation expenses and $2,909 for related tax gross-up payments.

GRANTS OF PLAN-BASED AWARDS (2025)
The following table provides information about the plan-based cash and equity awards granted to our NEOs in 2025.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4) (i)	Grant Date Fair Value of Stock and Option Awards ($)(5) (j)
Name (a)	Grant Date (b)	Units	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)		Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Kenneth J. Zagzebski	—		$—	$450,500	$901,000	(1)
	21-Feb-25					(3)	157,500	315,000	630,000		$118,157
	21-Feb-25					(3)		29,745	59,490		$315,000
	21-Feb-25					(4)				25,496	$270,003
Gustavo Garavaglia	—		$—	$263,925	$527,850	(1)
	21-Feb-25		$127,500	$255,000	$510,000	(2)
	21-Feb-25					(4)				24,079	$254,997
Evaristo Leonardi	—		$—	$255,000	$510,000	(1)
	21-Feb-25		$81,885	$163,770	$327,540	(2)
	21-Feb-25					(4)				15,465	$163,774
Brandi Davis-Handy	—		$—	170,568	341,136	(1)
	21-Feb-25		$49,440	98,880	197,760	(2)
	21-Feb-25					(4)				9,337	$98,879
Brian Hylander	—		$—	141,694	283,388	(1)
	21-Feb-25		$38,213	76,426	152,852	(2)
	21-Feb-25					(4)				7,217	$76,428

(1)    Amounts in the first row of data for each NEO reflect the threshold, target and maximum annual cash incentive amounts that could have been earned pursuant to 2025 awards granted under the PI Plan. The amounts of annual cash incentive awards earned in 2025 by our NEOs were determined and paid in the first quarter of 2026 to all NEOs and the actual payout amounts are shown in the Summary Compensation Table. For additional information, please see “2025 Compensation Determinations—2025 Performance Incentive Plan Payouts."
(2)    Amounts in the second row of data for Mr. Garavaglia, Mr. Leonardi, Ms. Davis-Handy, and Mr. Hylander reflect the threshold, target and maximum numbers of 2025 PUs granted under the LTC Plan. For additional information, please see “2025 Compensation Determinations—Long Term Compensation Elements.”
(3)    Amounts in the second and third rows of data for Mr. Zagzebski reflect the threshold, target, and maximum numbers of PCUs and PSUs, respectively, granted under the LTC Plan. For additional information, please see “2025 Compensation Determinations—Long Term Compensation Elements.”
(4)    Amounts in the fourth row of data for Mr. Zagzebski and the third row of data for the remaining NEOs reflects RSU awards granted under the LTC Plan. For additional information, please see “2025 Compensation Determinations—Long Term Compensation Elements.”
(5)    Aggregate grant date fair values of PCUs, PSUs and RSUs granted in the year which are computed in accordance with FASB ASC Topic 718, disregarding any estimates of forfeitures related to service-based vesting conditions and, in the case of PCUs and PSUs, assuming a target level of performance. Please reference footnote 2 of the “Summary Compensation Table (2025, 2024, and 2023)” for additional details.
Descriptions of the compensation elements included in the Summary Compensation Table (2025, 2024 and 2023) and Grants of Plan-Based Awards (2025) Table are set forth in the CD&A.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2025)*
The following table contains information concerning unvested AES stock awards granted to the NEOs that were outstanding on December 31, 2025. The market value of stock awards is based on the closing price per share of AES Common Stock on December 31, 2025 of $14.34, the last business day of the 2025 fiscal year, except that PCUs are valued at $1 per unit. The NEOs do not hold any equity in IPALCO.

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#)(g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)
Kenneth J. Zagzebski	39,798	$570,703	49,433 (2)	$708,869
			630,000 (3)	$630,000
Gustavo Garavaglia	65,333	$936,875	—	$—
Evaristo Leonardi	24,066	$345,106	—	$—
Brandi Davis-Handy	14,193	$203,528	—	$—
Brian Hylander	11,231	$161,053	—	$—

* Table excludes the Option Award columns since the NEOs did not hold options as of December 31, 2025.
(1) Included in this item are:
a. Grants of RSUs made to all NEOs other than Mr. Garavaglia that vest in three equal installments on the first three anniversaries of the grant date. These awards include:
(i) An RSU grant made on February 24, 2023 for which the final installment vested on February 24, 2026.
(ii) An RSU grant made on February 22, 2024 for which the second installment vested on February 22, 2026, and the third installment will vest on February 22, 2027.
b. An RSU grant made to all NEOs on February 21, 2025 for which the first installment vested on February 21, 2026, and the remaining two installments will vest on February 21, 2027 and February 21, 2028, respectively.
c. An RSU grant made to Mr. Garavaglia on April 15, 2024 for which the second installment vested on April 15, 2026, and the third installment will vest on April 15, 2027.
(2) Included in this item are PSUs for Mr. Zagzebski granted on February 22, 2024 and February 21, 2025 that will vest if earned, upon final certification of results in the first quarters of 2027 and 2028, respectively, based on the financial performance condition of AES’ three-year cumulative Parent Free Cash Flow, subject to AES Compensation Committee approval, and three-year service conditions (but only when and to the extent financial performance conditions are met). Based on AES’ performance through the end of fiscal year 2025 relative to the performance criteria, the period to-date results for the 2024 - 2026 and 2025 - 2027 performance periods are between target and maximum, and thus the maximum number of PSUs granted in 2024 and 2025 are included above.
(3) Included in this item are PCUs for Mr. Zagzebski granted on February 22, 2024 and February 21, 2025 that will vest if earned, upon final certification of results in February 2027 and February 2028, respectively, based on AES’ three-year cumulative Total Stockholder Return relative to peer indices. Based on AES’ performance through the end of fiscal year 2025 relative to the performance criteria, our current period to-date results for the 2024-2026 and 2025-2027 ongoing performance periods are below threshold and thus the threshold number of PCUs granted in 2024 and 2025 are included above.

OPTION EXERCISES AND STOCK VESTED (2025)*
The following table contains information concerning the vesting of RSU awards held by the NEOs during 2025.

	Stock Awards (1)
Name (a)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Kenneth J. Zagzebski	12,280	$130,910
Gustavo Garavaglia	20,627	$211,839
Evaristo Leonardi	8,910	$95,085
Brandi Davis-Handy	4,354	$46,415
Brian Hylander	3,169	$33,771
* Table excludes the Option Award columns since the NEOs did not hold options as of December 31, 2025.
(1)Vesting of stock awards in 2025 consisted of separate grants, as set forth in the following tables:

Number of Shares Acquired on Vesting (#)

Name	2/24/2022 RSUs (i)	2/24/2023 RSUs (ii)	2/22/2024 RSUs (iii)	4/15/2024 RSUs (iv)	Total (#)
Kenneth J. Zagzebski	3,603	3,052	5,625	—	12,280
Gustavo Garavaglia	—	—	—	20,627	20,627
Evaristo Leonardi	3,623	1,975	3,312	—	8,910
Brandi Davis-Handy	1,498	856	2,000	—	4,354
Brian Hylander	701	922	1,546	—	3,169

Value Realized on Vesting ($)

Name	2/24/2022 RSUs (i)	2/24/2023 RSUs (ii)	2/22/2024 RSUs (iii)	4/15/2024 RSUs (iv)	Total ($)
Kenneth J. Zagzebski	38,624	32,717	59,569	—	130,910
Gustavo Garavaglia	—	—	—	211,839	211,839
Evaristo Leonardi	38,839	21,172	35,074	—	95,085
Brandi Davis-Handy	16,059	9,176	21,180	—	46,415
Brian Hylander	7,515	9,884	16,372	—	33,771

(i) The February 24, 2022 RSU grant vested in three equal installments beginning on the first anniversary of the grant date. The vesting of the third installment occurred on February 24, 2025 at a vesting price of $10.72.

(ii) The February 24, 2023 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the second installment occurred on February 24, 2025 at a vesting price of $10.72.

(iii) The February 22, 2024 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on February 22, 2025 at a vesting price of $10.59.
(iv) The April 15, 2024 RSU grant for Mr. Garavaglia vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on April 15, 2025 at a vesting price of $10.27.

PENSION BENEFITS (2025)

The following table provides information with respect to the DP&L Retirement Income Plan which is the only defined benefit pension plan in which any of the NEOs participate.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)(2)(3)	Payments During Last Fiscal Year ($) (e)
Kenneth J. Zagzebski(1)	—	—	$—	$—
Gustavo Garavaglia(1)	—	—	$—	$—
Evaristo Leonardi(1)	—	—	$—	$—
Brandi Davis-Handy(1)	—	—	$—	$—
Brian Hylander	DP&L Retirement Income Plan	4.00	$73,218	$—

(1)Mr. Zagzebski, Mr. Garavaglia, Mr. Leonardi, and Ms. Davis-Handy do not participate in an employer-sponsored pension plan.
(2)Assumes 1,000 hours earned in plan years 2009-2012. Based on the census data as reported by AES for valuation purposes and the following assumptions:

Measurement Date	12/31/2025	12/31/2024
Discount Rate - DPL	5.52%	5.66%
Post-retirement Mortality	PRI-2012 retiree, no collar, projected generationally with MSS-2025	PRI-2012 retiree, no collar, projected generationally with MSS-2024
Pre-retirement Mortality	PRI-2012 employee, no collar, projected generationally with MSS-2025	PRI-2012 employee, no collar, projected generationally with MSS-2024
Supplemental Monthly Benefit (ends at age 65)	187.50	187.50
Retirement Age	62	62
Form of Payment	Single Life Annuity	Single Life Annuity

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Termination from Plan Participation
Mr. Hylander	8/8/1973	6/30/2012

(3) Accumulated Benefit calculations for Mr. Hylander include frozen accrued monthly benefit of $778.69 and the $187.50 monthly supplemental benefit payable from age 62 to age 65. A discussion of the relevant assumptions made in the calculation may be found in the financial statements, footnotes to financial statements (footnote 16), or Management’s Discussion & Analysis, as appropriate, contained in the AES 2025 10-K.

For Mr. Hylander, the pension value increased from December 31, 2024 to December 31, 2025 due to the decrease in discount rate (14 basis points).

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

NONQUALIFIED DEFERRED COMPENSATION (2025)

The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)(1)	Registrant Contributions in Last Fiscal Year ($) (c)(2)	Aggregate Earnings in Last Fiscal Year ($) (d)(3)	Aggregate Withdrawals/Distributions ($) (e)(4)	Aggregate Balance at Last FYE ($) (f)(5)
Kenneth J. Zagzebski	$57,200	$76,333	$177,204	$—	$1,046,256
Gustavo Garavaglia	$13,000	$—	$1,512	$—	$14,512
Evaristo Leonardi	$21	$32,094	$32,511	$—	$238,464
Brandi Davis-Handy	$—	$6,965	$451	$—	$12,929
Brian Hylander	$230	$9,325	$22,376	$—	$157,636

(1)Amounts in this column represent elective contributions by the NEO to the RSRP in 2025. Amounts were deferred from the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table (2025, 2024, and 2023).
(2)Amounts in this column represent employer contributions to the RSRP in 2025. The amount reported in this column and the employer’s additional contributions to the AES 401(k) plans are included in the amounts reported in the 2025 row of the "All Other Compensation" column of the Summary Compensation Table (2025, 2024 and 2023).In the 2024 and 2023 rows of the Summary Compensation Table, the amounts $57,126 and $60,971 were previously included for Mr. Zagzebski, the amounts $3,466 and $1,741 were previously reported for Ms. Davis-Handy, and the amounts $9,276 and $8,080 were previously reported for Mr. Hylander, respectively,
(3)Amounts in this column represent investment earnings under the RSRP.
(4)Amounts in this column represent distributions from the RSRP.
(5)Amounts in this column represent the balance of amounts in the RSRP at the end of 2025 and are included in the Summary Compensation Table as described in footnote 2 herein.

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table

The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

The Code places statutory limits on the amount that participants, such as our NEOs, can contribute to The AES Corporation Retirement Savings Plan (the “AES 401(k) Plan”). As a result of these regulations, matching contributions to the AES 401(k) Plan accounts of certain of our NEOs who participated in that plan in fiscal year 2025 were limited. To address the fact that participant and company contributions are restricted by the statutory limits imposed by the Code, our NEOs and other highly compensated employees are eligible to participate in the RSRP, which is designed primarily to restore benefits limited under our broad-based retirement plans due to statutory limits imposed by the Code.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2025)

The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment, both related and unrelated to a change in control of AES, or a change in control of AES. The following amounts assume that a termination or change in control of AES occurred on December 31, 2025, and, where applicable, uses the closing price per share of AES Common Stock of $14.34, as reported on the NYSE on December 31, 2025. None of the applicable NEOs would be entitled to compensation upon a change in control of IPALCO.

For each applicable NEO, the payments and benefits detailed in the table below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated or accrued vested benefits for each NEO, including those set forth in the Pension Benefits (2025).

	Termination
Name	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Kenneth J. Zagzebski
Cash Severance (1)	$—	$530,000	$530,000	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$1,909,572	$1,909,572	$1,909,572	$—
Benefits Continuation (3)	$—	$19,405	$19,405	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$574,405	$2,483,977	$1,909,572	$1,909,572	$—
Gustavo Garavaglia
Cash Severance (1)	$—	$439,875	$439,875	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$1,191,875	$1,191,875	$1,191,875	$—
Benefits Continuation (3)	$—	$25,473	$25,473	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$490,348	$1,682,223	$1,191,875	$1,191,875	$—
Evaristo Leonardi
Cash Severance (1)	$—	$425,000	$425,000	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$667,876	$667,876	$667,876	$—
Benefits Continuation (3)	$—	$23,268	$23,268	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$473,268	$1,141,144	$667,876	$667,876	$—
Brandi Davis-Handy
Cash Severance (1)	$—	$341,136	$341,136	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$398,408	$398,408	$398,408	$—
Benefits Continuation (3)	$—	$14,957	$14,957	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$381,093	$779,501	$398,408	$398,408	$—
Brian Hylander
Cash Severance (1)	$—	$199,825	$199,825	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$311,679	$311,679	$311,679	$—
Benefits Continuation (3)	$—	$14,267	$14,267	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$214,092	$525,771	$311,679	$311,679	$—

(1)In addition to the amounts reflected in the above table, a pro rata bonus, to the extent earned, would be payable to Mr. Zagzebski, Mr. Garavaglia, Mr. Leonardi and Ms. Davis-Handy upon a termination without cause or a qualifying termination following a change in control. Pro rata bonus amounts are not included in the above table because, as of December 31, 2025, the service and performance conditions under AES’ 2025 PI Plan would have been satisfied, so such amounts would be paid irrespective of whether a termination or change in control occurs.
(2)Accelerated vesting of LTC Plan awards includes:
•The value of outstanding RSUs;
•For Mr. Zagzebski, the value of unvested PSUs granted in February 2024 and 2025 at target payout level;
•For all the NEOs except for Mr. Zagzebski, the value of unvested PUs granted in February 2024 and 2025 at the target payout level to the extent and as applicable for each NEO; and
•For Mr. Zagzebski, the value of PCUs granted in February 2024 and 2025 at target payout level.

The following table provides further detail on accelerated vesting of LTC Plan awards by award type.

Name	Zagzebski	Garavaglia	Leonardi	Davis-Handy	Hylander
Long-Term Award Type:
Performance Stock Units	$708,869	$—	$—	$—	$—
Restricted Stock Units	$570,703	$936,875	$345,106	$203,528	$161,053
Performance Units	$—	$255,000	$322,770	$194,880	$150,626
Performance Cash Units	$630,000	$—	$—	$—	$—
Total Accelerated LTC Vesting	$1,909,572	$1,191,875	$667,876	$398,408	$311,679

(3)    Upon a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2025, based on the coverage in place at the end of December 2025. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.
(4)    Upon a termination without cause or a qualifying termination following a change in control, Mr. Zagzebski, Mr. Garavaglia, Mr. Leonardi and Ms. Davis-Handy are eligible for outplacement benefits. The estimated value of this benefit is $25,000.

Additional Information Relating to Potential Payments upon Termination of Employment or
Change in Control

The following narrative outlining our compensatory arrangements with our NEOs is in addition to other summaries of their terms found in the CD&A of this Amendment.

Potential Payments upon Termination under the AES Corporation Severance Plan

The Severance Plan provides for certain payments and benefits to participants upon the Involuntary Termination or Termination for Good Reason of their employment under certain circumstances, including the execution of a release by the participant pursuant to the terms of the Severance Plan. As of December 31, 2025, all of our NEOs were entitled to the benefits provided by the Severance Plan in 2025 and are entitled to the applicable severance payments and benefits set forth on the benefits schedules included therein.

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

Upon the termination of employment under the above circumstances, Mr. Zagzebski, Mr. Garavaglia, Mr. Leonardi, and Ms. Davis-Handy would be entitled to receive the following:

•Salary continuation payments equal to their annual base salaries, which would be paid over time in accordance with company payroll practices and the terms of the Severance Plan;
•An additional payment equal to a pro rata portion of their annual cash bonuses, to the extent earned, based upon the time they were employed during the year in which their employment terminates, provided that applicable performance conditions are met;
•In the event that they elect COBRA coverage under the health plan in which they participate, continuation of employer paid premiums for such coverage (for up to 12 months) in an amount equal to that paid for active employees under the same health plan. They would also receive continuation of dental and vision benefit programs, with Mr. Zagzebski, Mr. Garavaglia, Mr.

Leonardi, and Ms. Davis-Handy paying the same portion of the premiums as were previously paid as an employee;
•They will be provided with outplacement services provided by an independent agency, provided that the benefit is incurred by and may not extend beyond December 31 of the second calendar year following the calendar year in which the termination occurred; and
•In the event that termination of their employment occurs due to the circumstances described above and within two years after a “change in control,” the amount of their salary continuation payment will be doubled, and the length of the healthcare benefit continuation period will be increased to 18 months.

In the event of a qualifying termination under the Severance Plan, Mr. Hylander would be entitled to 8 months prorated annual compensation and continuation of health, dental and vision benefits during this 8month period.

The obligation to provide these payments and benefits to the NEOs under the Severance Plan would be conditioned upon the execution and delivery of a written release of claims against the Company and AES. At our discretion, the release may also contain such noncompetition, nonsolicitation and nondisclosure provisions as we may consider necessary or appropriate.

Payment of Long-Term Compensation Awards in the Event of Termination or Change in Control as Determined by the Provisions Set Forth in the 2003 Long Term Compensation Plan (for all NEOs)

The vesting of PSUs, PCUs, RSUs and PUs and the ability of our NEOs to exercise or receive payments under those awards changes in the case of (1) termination of a NEO’s employment or (2) as a result of a change in control. The vesting conditions are defined by the provisions set forth in the LTC Plan as outlined below:

Performance Stock Units, Performance Cash Units, Restricted Stock Units and Performance Units. Except for Mr. Zagzebski, all of our NEOs held PUs as of December 31, 2025. All of our NEOs held RSUs as of December 31, 2025, and Mr. Zagzebski also held PSUs and PCUs as of December 31, 2025. If an NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of a PSU, PCU or RSU, the PSUs (at target), the PCUs (at target) and/or RSUs (at target, in the case of RSUs with a performance feature) will immediately vest and be delivered. If a NEO separates from service prior to the end of a performance period due to death or disability, all PUs will vest on such termination date and a cash amount equal to $1 for each PU generally will be paid to the NEO on such date or as soon as practicable thereafter.

With PSUs, PCUs RSUs and PUs, voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding units. Involuntary termination allows prorated time-vesting in increments of one-third or two-thirds vesting in the case of PSUs, PCUs and PUs. Under a qualified retirement, which requires approval of the AES Compensation Committee, the NEO must either reach i) 60 years of age and 7 years of service with the Company or an affiliate or ii) at least 57 years of age and at least 10 years of service with the Company or an affiliate, and, if the AES Compensation Committee so approves, such awards will be paid on the original schedule and, in the case of performance awards, subject to performance against the applicable goals of the awards. In the case of Mr. Zagzebski, he has reached both the age and years of service criteria to be eligible for qualified retirement. If he had retired on December 31, 2025, and if the AES Compensation Committee approved a qualified retirement, the aggregate value of his PSUs, PCUs, and RSUs (all assumed at target performance, where applicable) would have been $1,909,572.

If a change in control occurs prior to the end of the three-year performance period, outstanding PSUs, (at target), PCUs (at target), RSUs (at target performance, in the case of RSUs with a performance feature) and PUs (at target) will only become fully vested should a double-trigger occur. The double-

trigger only allows for vesting if a qualifying termination occurs in connection with the change in control (other than for a qualifying retirement).

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

Director Compensation

None of our current directors receives any compensation for his or her services on the Board. The compensation for our NEOs who also serve as directors is fully reflected in the Summary Compensation Table (2025, 2024 and 2023) and other tables set forth in this Amendment. No director who served on our Board for any part of 2025 that is or was also an employee of AES Indiana, AES, or any of its affiliates, received any additional payment for their services on the Board. Information regarding the compensation received by current and former directors in their capacities as employees of our affiliates is set forth in

“Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment. We did not have any non-employee directors who received compensation for their services on the Board in 2025.

Compensation Committee Interlocks and Insider Participation

The Board of IPALCO does not have a compensation committee. Please see the CD&A in this Amendment for a discussion of the process undertaken in setting executive compensation, including the persons who, during the last completed fiscal year, participated in the NEO compensation process. The Executive Compensation Review Team (consisting of the AES CEO, the AES President and the AES CHRO) is responsible for reviewing and administering compensation for our NEOs. Accordingly, none of our executive officers who are also members of our Board, participate in the deliberations and/or approvals regarding their own compensation.

For information regarding the board memberships and, officer and employee positions held by our executive officers and directors with AES and other companies affiliated with IPALCO, see the biographies of our executive officers and directors included under “Item 10. Directors, Executive Officers and Corporate Governance” and the disclosures relating to these individuals included under “Item 13. Certain Relationships and Related Transactions, and Director Independence,” each set forth in this Amendment and incorporated by reference herein as to this information.

CEO Pay Ratio

As required by SEC rules, we are disclosing the median of the annual total compensation of all employees of IPALCO (excluding the CEO), the annual total compensation of the CEO, and the ratio of the median of the annual total compensation of all employees to the annual total compensation of the chief executive officer.

We may identify our median employee for purposes of providing pay ratio disclosure once every three years and calculate and disclose total compensation for that employee each year, provided that, during the last completed fiscal year, there has been no change in the employee population or employee compensation arrangements that we reasonably believe would result in a significant change to the prior year’s CEO pay ratio disclosure. We reviewed the changes in our employee population and employee compensatory arrangements and determined there has been no change that would significantly impact the 2024 CEO pay ratio disclosure and ultimately require us to identify a new median employee for 2025. As a result, we used the same median employee for the 2025 CEO pay ratio as we did for the 2024 CEO pay ratio disclosure.

For the pay ratio analysis of our employee population conducted in 2024, we chose December 1st as the determination date to identify our median employee, which date was within the last three months of our most recently completed fiscal year. As of December 1, 2024, the employee population consisted of approximately 1,683 individuals. The median employee was selected using data for the following elements of compensation: salary, equity grants, and non-equity incentive compensation.

For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee’s annual total compensation are calculated consistent with the disclosure requirements of executive compensation under Item 402(c)(2)(x) of Regulation S-K.

For fiscal 2025, the median employee’s annual total compensation was $159,044, and the total annual compensation of our President and CEO for 2025 (Mr. Zagzebski) was $2,457,397. Based on this information, the ratio of the total annual compensation of our CEO to the total annual compensation of our median employee for fiscal 2025 is 15:1.

The Company has not made any of the adjustments permissible by the SEC, nor have any material assumptions or estimates been made to identify the median employee or to determine total annual compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following two tables set forth information regarding the beneficial ownership of IPALCO’s Common Stock as of March 15, 2026 based on 108,907,318 shares outstanding as of such date, and AES’ Common Stock as of March 15, 2026 based on 713,071,623 shares outstanding as of such date by (a) each current Director of IPALCO and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers of IPALCO as a group and (c) all persons who are known by IPALCO to be the beneficial owners of more than five percent (5%) of the Common Stock of IPALCO. Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of IPALCO and AES Common Stock.

Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc. One Monument Circle, Indianapolis, Indiana 46204.
(a)    Common Stock of IPALCO(1)

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of IPALCO Common Stock Outstanding
AES U.S. Investments, Inc.	89,685,177	82.35%
CDP Infrastructures Fund, L.P.
1000, Place Jean-Paul-Riopelle
Montréal (Québec) H2Z 2B3	19,222,141	17.65%
All Directors and Executive Officers as a Group (17 people)	0	0%

(b)    Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (2)(3)	Percent of Class (2)(3)
Stephen Coughlin	Director	215,438	*
Bernerd Da Santos	Director	448,253	*
Brandi Davis-Handy	Director and NEO	14,958	*
Ricardo Falú	Director	235,589	*
Renaud Faucher	Director	—	*
Paul L. Freedman	Director	183,418	*
Gustavo Garavaglia	Director and NEO	32,500	*
Brian Hylander	NEO	30,702	*
Sherry Kohan	Director	109,984	*
Evaristo Leonardi	NEO	26,480	*
Tish Mendoza	Director	324,422	*
Marc Michael	Director	26,931	*
Thomas A. Raga	Director	24,481	*
Olivier Roy Durocher	Director	—	*
Juan Ignacio Rubiolo	Director	230,774	*
Margaret Tigre	Director	90,187	*
Kenneth J. Zagzebski	Director and NEO	80,362	*
All Directors and Executive Officers as a Group (17 people)		2,074,479	*
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

(2)    The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of March 15, 2026, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)    Includes (a) the following shares issuable upon exercise of options outstanding as of March 15, 2026 that are able to be exercised within 60 days of March 15, 2026: Mr. Coughlin – 0 shares; Mr. Da Santos – 0 shares; Ms. Davis-Handy – 0 shares; Mr. Falú – 0 shares; Mr. Faucher – 0 shares; Mr. Freedman - 0 shares; Mr. Garavaglia – 0 shares; Mr. Hylander – 0 shares; Ms. Kohan - 0 shares; Mr. Leonardi – 0 shares; Ms. Mendoza – 0 shares; Mr. Michael – 0 shares; Mr. Raga – 0 shares; Mr. Roy Durocher – 0 shares; Mr. Rubiolo – 0 shares; Ms. Tigre – 0 shares; Mr. Zagzebski – 0 shares; all directors and executive officers as a group - 0 shares; (b) the following shares held in The AES Retirement Savings Plan: Mr. Coughlin – 0 shares; Mr. Da Santos – 33,346 shares; Ms. Davis-Handy – 0 shares; Mr. Falú – 0 shares; Mr. Faucher – 0 shares; Mr. Freedman - 3,130 shares; Mr. Garavaglia – 0 shares; Mr. Hylander – 1,576 shares; Ms. Kohan - 36,096 shares; Mr. Leonardi - 1,673 shares; Ms. Mendoza – 30,107 shares; Mr. Michael - 16 shares; Mr. Raga – 0 shares; Mr. Roy Durocher - 0 shares; Mr. Rubiolo – 0 shares; Ms. Tigre - 911 shares; Mr. Zagzebski – 0 shares; all directors and executive officers as a group – 106,855 shares.

Change in Control
As previously announced by AES, on March 1, 2026, AES entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into AES (the “Merger”), with AES continuing as the surviving corporation in the Merger. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of AES common stock outstanding immediately prior to the effective time (other than (i) shares of AES common stock held by any holder who properly exercises and perfects appraisal rights under Delaware law in respect of such shares and (ii) any shares of AES common stock held in AES’ treasury or owned, directly or indirectly, by Parent or Merger Sub) will be automatically converted into the right to receive $15.00 in cash, without interest, per share. Consummation of the Merger is subject to various closing conditions.

Equity Securities under Compensation Plans

As described in this Amendment, there are no equity compensation plans under which equity securities of IPALCO are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock. For information regarding AES’ LTC Plan, see the “Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2025)” table in the AES 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Service Company

The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of certain AES U.S. companies, including among other companies, IPALCO and AES Indiana. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Indiana, are not subsidizing costs incurred for the benefit of other businesses. For a description of such amounts from January 1, 2025, please see Note 12, “Related Party Transactions” to IPALCO’s financial statements contained in the 2025 10-K.

Insurance Programs

AES Indiana participates in a property insurance program in which AES Indiana buys insurance from AES Global Insurance Company (“AGIC”), a wholly owned subsidiary of AES. AES Indiana is not self-insured on property insurance but does take a $5 million per occurrence deductible. Except for AES Indiana’s large substations, AES Indiana does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. AES Indiana pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AGIC and all claims are paid from a trust fund funded by and owned by AGIC but controlled by a third-party administrator. AES Indiana also has third-party insurance in which the premiums are paid directly to the third-party insurers. For a description of such amounts from January 1, 2025, please see Note 12, “Related Party Transactions” to IPALCO’s financial statements contained in the 2025 10-K.

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

For a description of such amounts from January 1, 2025, please see Note 12, “Related Party Transactions” to IPALCO’s financial statements contained in the 2025 10-K.

Income Taxes

AES files federal and state income tax returns, which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.. For more information, including a description of such amounts from January 1, 2025, please see Note 12, “Related Party Transactions” and Note 8 “Income Taxes” to IPALCO’s financial statements contained in the 2025 10-K.

Long Term Compensation Plan

During 2025, many of AES Indiana’s non-union employees and AES employee directors received benefits under the AES LTC Plan. This type of plan is a common employee retention tool used in our industry. Benefits under this plan include awards granted in the form of PUs and PCUs payable in cash and AES RSUs and PSUs payable in AES Common Stock. RSUs vest ratably over a three-year period generally subject to continued employment, and PSUs vest, if earned, at the end of a three-year period based on performance and continued employment. The PUs and PCUs are payable in cash and vest at the end of the three-year performance period and are subject to certain AES performance criteria. For more information, including a description of such amounts from January 1, 2025, please see Note 12, “Related Party Transactions” to IPALCO’s financial statements contained in the 2025 10-K.

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

Related Person Policies and Procedures

IPALCO is owned by two shareholders, one of which is wholly-owned by AES. As such, IPALCO does not maintain the type of separate written related person transaction policy that is customarily maintained by more widely-held public companies. The AES US Utilities has a designated compliance officer who ensures that the core values of AES and its subsidiaries are communicated to, and followed by, employees throughout the organization as set forth in the Code of Conduct and other policies adopted by IPALCO and its affiliated companies. The Code of Conduct expressly requires that employees avoid conflicts of interests and engage in fair dealing, among other requirements, to ensure that transactions entered into by IPALCO, and other affiliated companies are in the best interests of the organization.

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

A due diligence questionnaire is also completed annually by directors and executive officers in order to determine if a related person transaction or other conflict of interest or potential conflict of interest may exist that should be brought to the attention of the designated compliance officer of the AES US Utilities and/or the Office of the General Counsel for further investigation and analysis. The designated compliance officer of the AES US Utilities and/or the Office of the General Counsel may take action to approve or recommend the approval of a related person transaction, or determine to take other appropriate actions, based on the facts and circumstances.

Employees of IPALCO and CDPQ Affiliated Companies

None of our Board members are directly employed by IPALCO. All of our Board members are employees of our two shareholders and/or their affiliated companies and only receive compensation in their capacities as employees of these affiliated entities. The compensation paid to IPALCO directors that are also NEOs for services performed as employees of our affiliates for 2025 is set forth in “Item 11. Executive Compensation” of this Amendment. None of our Board members are compensated for their service on our Board.

The compensation received by each of our executive officers and directors who are employees of companies affiliated with AES was in excess of $120,000 in 2025 for services performed on behalf of AES or the AES US Utilities, including for services provided to IPALCO and AES Indiana. The components of the compensation paid to all of our executive officers in 2025 was consistent with the compensation elements for our NEOs as disclosed in “Item 11. Executive Compensation” of this Amendment.

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

Director Independence

IPALCO does not have securities listed on a national securities exchange and is not required to have independent Directors. See “Corporate Governance” in “Item 10. Directors, Executive Officers and Corporate Governance” of this Amendment.

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

10.15	The AES Corporation Amended and Restated Severance Plan and Summary Plan Description (Incorporated by reference to Exhibit 10.15 to IPALCO's December 31, 2025 Form 10-K)
10.16	Form of Director and Officer Indemnification Agreement (Incorporated herein by reference to Exhibit 10.30 of the AES Corporation's Form 10-Q for the period ended September 30, 2022)
10.17
The AES Corporation Performance Incentive Plan, as amended and restated on October 10, 2023 (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2023)

10.18	The AES Corporation 2025 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed on May 9, 2025)
10.19	AES Offer Letter for Gustavo Garavaglia, dated December 8, 2023 (Incorporated by reference to Exhibit 10.19 to IPALCO’s December 31, 2024 10-K/A)
10.20	Stipulation and Settlement Agreement dated October 15, 2025 (Incorporated by Reference to Exhibit No. 10.1 to IPALCO's October 15, 2025 Form 8-K)

21	Subsidiaries of IPALCO Enterprises, Inc (Incorporated by reference to Exhibit 21 to IPALCO's December 31, 2025 Form 10-K)
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of IPALCO’s December 31, 2025 Form 10-K)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of IPALCO’s December 31, 2025 Form 10-K)

31.3
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2025 Form 10-K)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 of IPALCO’s December 31, 2025 Form 10-K)

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

*Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2026, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2025, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
Date:	April 30, 2026	By:	/s/ Gustavo Garavaglia
			Name:	Gustavo Garavaglia
			Title:	President and Chief Executive Officer and
Vice President and Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to security holders.