Form 10-Q
period 2026-03-31
IPALCO ENTERPRISES, INC.
filed 2026-05-05
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

At May 5, 2026, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2026

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-Q:

2025 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
2034 IPALCO Notes	$400 million of 5.75% IPALCO Enterprises, Inc. Senior Secured Notes due April 1, 2034
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES Indiana Credit Agreement	$500 million AES Indiana Amended and Restated Credit Agreement, dated as of March 25, 2025
AES U.S. Investments	AES U.S. Investments, Inc.
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CWA	U.S. Clean Water Act
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HEA	House Enrolled Act
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRA	U.S. Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana

PTC	Production Tax Credit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable Interest Entity

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

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•the completion of the proposed transaction between AES and Horizon Parent, L.P. (the “Transaction”) on the anticipated terms and timing, including obtaining required regulatory approvals;
•potential changes to business relationships resulting from the announcement or completion of the Transaction, including the ability to retain and hire key personnel;
•certain restrictions during the pendency of the Transaction that may impact our ability to pursue certain business opportunities or strategic transactions;
•impacts of weather on retail sales;
•growth in our service territory and changes in retail demand and demographic patterns;
•weather-related damage to our electrical system;
•commodity and other input costs;
•performance of our contracts by our contract counterparties, including suppliers or customers;
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
•our ability to maintain adequate insurance;
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
•the use of derivative contracts;
•our ability to maintain effective control over financial reporting;
•product development, technology changes, and changes in prices of products and technologies;
•cyber-attacks, information security breaches or information system failures;
•data privacy;
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2025 Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2025 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in “Part II - Item 1A. Risk Factors”, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
	(In Thousands)
REVENUE	$521,920	$477,700

OPERATING COSTS AND EXPENSES:
Fuel	111,455	106,509
Power purchased	34,883	35,530
Operation and maintenance	141,801	142,608
Depreciation and amortization	94,791	85,605
Taxes other than income taxes	11,622	9,072
Other, net	4	(5)
Total operating costs and expenses	394,556	379,319

OPERATING INCOME	127,364	98,381

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	1,590	669
Interest expense	(46,372)	(43,991)
Other income / (expense), net	399	(571)
Total other expense, net	(44,383)	(43,893)

INCOME BEFORE INCOME TAX	82,981	54,488

Income tax expense	34,222	35,940
NET INCOME	48,759	18,548

Less: Net loss attributable to noncontrolling interests	(61,362)	(82,595)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$110,121	$101,143

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
	(In Thousands)
NET INCOME	$48,759	$18,548

Derivative activity:
Reclassification to earnings, net of income tax effect of $144 and $144, for each respective period	(434)	(434)
Other comprehensive loss	(434)	(434)

Comprehensive income	48,325	18,114

Less: comprehensive loss attributable to noncontrolling interests	(61,362)	(82,595)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$109,687	$100,709

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2026	2025
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,150	$69,834
Accounts receivable, net of allowance for credit losses of $13,049 and $14,057, respectively	270,832	296,216
Inventories	67,561	73,783
Regulatory assets, current	73,843	82,136
Taxes receivable	19,047	18,247
Investment tax credit transfer receivable (see Note 1)	189,625	—
Prepayments and other current assets	30,572	28,349
Total current assets	745,630	568,565
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $3,089,173 and $3,288,070, respectively	6,129,892	6,019,436
Intangible assets - net	282,879	285,960
Regulatory assets, non-current	609,709	615,324
Pension plan assets	34,307	33,938
Other non-current assets	220,355	233,954
Total other non-current assets	7,277,142	7,188,612
TOTAL ASSETS	$8,022,772	$7,757,177
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 6 and 13)	$120,109	$90,056
Accounts payable	217,262	278,886
Accrued taxes	35,327	27,636
Accrued interest	77,171	48,696
Customer deposits	16,207	15,199
Regulatory liabilities, current	15,762	32,401
Asset retirement obligations, current	60,190	40,724
Investment tax credit transfer payable (see Note 1)	189,625	—
Accrued and other current liabilities	46,752	46,429
Total current liabilities	778,405	580,027
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 6 and 13)	3,921,241	3,920,555
Deferred income tax liabilities	492,163	455,941
Regulatory liabilities, non-current	251,404	259,062
Accrued other postretirement benefits	3,222	3,159
Asset retirement obligations, non-current	511,366	532,463
Other non-current liabilities	8,316	8,403
Total non-current liabilities	5,187,712	5,179,583
Total liabilities	5,966,117	5,759,610
COMMITMENTS AND CONTINGENCIES (see Note 10)
EQUITY:
Common shareholders’ equity
Common stock (no par value, 290,000,000 shares authorized; 108,907,318 shares issued and outstanding at March 31, 2026 and December 31, 2025)	—	—
Paid in capital	1,808,173	1,808,143
Accumulated other comprehensive income	33,207	33,641
Retained earnings	6,899	3,068
Total common shareholders’ equity	1,848,279	1,844,852
Noncontrolling interests	208,376	152,715
Total equity	2,056,655	1,997,567
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,022,772	$7,757,177

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,759	$18,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,791	85,605
Amortization of deferred financing costs and debt discounts	1,043	936
Deferred income taxes and investment tax credit adjustments - net	35,319	24,341
Allowance for equity funds used during construction	(1,590)	(669)
Tax credit transfers allocated to noncontrolling interest	189,625	—
Change in certain assets and liabilities:
Accounts receivable	23,615	(10,419)
Inventories	3,729	4,659
Prepayments and other current assets	(4,055)	(15,977)
Tax credit transfer receivable	(189,625)	—
Current regulatory assets and liabilities	(5,544)	(25,078)
Non-current regulatory assets and liabilities	(4,247)	9,643
Accounts payable	(1,147)	(12,832)
Accrued and other current liabilities	996	(3,424)
Accrued taxes payable/receivable	7,691	16,876
Accrued interest	28,475	33,428
Other non-current liabilities	(3,787)	(2,094)
Other	(1,984)	(1,078)
Net cash provided by operating activities	222,064	122,465
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(232,525)	(147,116)
Project development costs	(865)	(3,454)
Cost of removal payments	(6,333)	(8,884)
Contributions in aid of construction	1,592	—
Net cash used in investing activities	(238,131)	(159,454)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	50,000	250,000
Repayments under revolving credit facilities	(20,000)	(210,000)
Distributions to shareholders	(106,290)	(95,312)
Sales to noncontrolling interests	119,533	149,942
Distributions to noncontrolling interests	(2,860)	(326)
Payments for financing fees	—	(974)
Net cash provided by financing activities	40,383	93,330
Net change in cash, cash equivalents and restricted cash	24,316	56,341
Cash, cash equivalents and restricted cash at beginning of period	69,839	26,652
Cash, cash equivalents and restricted cash at end of period	$94,155	$82,993

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$13,258	$7,513
Non-cash investing activities:
Accruals for capital expenditures	$83,381	$135,133
Non-cash financing activities:
Changes to financing lease liabilities	$76	$218
Noncash contributions from noncontrolling interests related to tax credit transfers	$189,625	$—
Noncash distribution to noncontrolling interests	$(189,625)	$—

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Common Shareholders’ Equity
	Common Stock
($ in Thousands)	Outstanding Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income / (loss)	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Redeemable Stock of Subsidiaries
2026
Beginning Balance	108,907	$—	$1,808,143	$33,641	$3,068	$1,844,852	$152,715	$—
Net income / (loss)			—	—	110,121	110,121	(61,362)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(106,290)	(106,290)	—	—
Sales to noncontrolling interests			—	—	—	—	119,883	—
Distributions to noncontrolling interests			—	—	—	—	(192,485)	—
Contributions from noncontrolling interest							189,625
Other			30	—	—	30	—	—
Balance at March 31, 2026	108,907	$—	$1,808,173	$33,207	$6,899	$1,848,279	$208,376	$—

2025
Beginning Balance	108,907	$—	$1,247,090	$35,378	$2,067	$1,284,535	$68,431	$38,145
Net income / (loss)			—	—	101,143	101,143	(82,595)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(95,312)	(95,312)	—	—
Sales to noncontrolling interests			—	—	—	—	150,191	—
Distributions to noncontrolling interests			—	—	—	—	(326)	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests			—	—	—	—	38,145	(38,145)
Other			35	—	—	35	—	—
Balance at March 31, 2025	108,907	$—	$1,247,125	$34,944	$7,898	$1,289,967	$173,846	$—
See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 534,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations all within the state of Indiana. The first station, Petersburg, consists of two coal-fired units; however, AES Indiana is in the process of converting these remaining two coal-fired units to natural gas in 2026. Petersburg Unit 3 was taken offline in February 2026, and Petersburg Unit 4 is expected to be taken offline in June 2026. Construction activities are ongoing, with the units as converted expected to come back online for commissioning during May 2026 and November 2026, respectively. The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of March 31, 2026, AES Indiana’s net electric generation capacity at these generating stations for winter is 3,070 MW and net summer capacity is 2,925 MW.

AES Indiana also owns four renewable energy facilities currently in operations, all within the state of Indiana. The first renewable facility is a 195 MW solar project (“Hardy Hills Solar”). The second is a 106 MW wind facility (“Hoosier Wind”). The third is a 200 MW (800 MWh) battery energy storage system facility (“Pike County BESS”). The fourth is a 250 MW solar and 45 MW (180 MWh) energy storage facility (“Petersburg Energy Center”). See Note 2, “Regulatory Matters” to IPALCO's 2025 Form 10-K for further information.

On May 16, 2025, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Crossvine Solar 1, LLC (“Crossvine”), including the development of 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be placed in service in mid-2027.

For further discussion about AES Indiana’s plans for wind, solar, and battery energy storage projects, please see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to IPALCO’s 2025 Form 10-K.

Proposed AES Merger

On March 1, 2026, AES entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into AES (the “Merger”), with AES continuing as the surviving corporation in the Merger. Parent is controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. Consummation of the Merger is subject to various closing conditions.

Consolidation

The accompanying Financial Statements include the accounts of IPALCO Enterprises, Inc., AES Indiana and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. Furthermore, VIEs in which the Company has an ownership interest and is the primary beneficiary, thus controlling the VIE, as described below, have been consolidated. All significant intercompany amounts have been eliminated in consolidation.

Consolidated VIEs

At March 31, 2026, AES Indiana consolidates a number of entities that have been identified as VIEs under ASC 810, Consolidation. These entities are primarily limited liability entities structured to develop and construct renewable generation and energy storage facilities and related assets. These entities were generally determined to have insufficient equity to finance their activities during development and construction without additional subordinated financial support. AES Indiana also has tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with renewables facilities. These tax equity partnerships meet the definition of a VIE as the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kickout rights. Under these arrangements, the third-party investors are allocated earnings, tax attributes, and distributable cash in accordance with the respective limited liability company agreements. The assets of these tax equity partnerships are restricted from transfer under the terms of their limited liability company agreements. The third-party investor’s ownership interest is recorded as either “Redeemable stock of subsidiaries” or “Noncontrolling interests” in the Consolidated Balance Sheets based on applicable guidance. See Note 9, “Equity - Equity Transactions with Noncontrolling Interests” for further information.

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

At March 31, 2026 and December 31, 2025, the assets of these VIEs were approximately $1,695.6 million and $1,488.7 million, primarily consisting of property, plant and equipment, construction work in progress and other non-current assets. At March 31, 2026 and December 31, 2025, the liabilities of these VIEs were approximately $330.7 million and $276.4 million, primarily consisting of finance leases and accounts payable.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of expected results for the year ending December 31, 2026. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2025 audited consolidated financial statements and notes thereto, which are included in IPALCO’s 2025 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported within the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	March 31,	December 31,
	2026	2025
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$94,150	$69,834
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$94,155	$69,839

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(In Thousands)
Accounts receivable, net
Customer receivables	$175,785	$184,471
Unbilled revenue	82,175	94,875
Amounts due from related parties	12,078	8,533
Other	13,843	22,394
Allowance for credit losses	(13,049)	(14,057)
Total accounts receivable, net	$270,832	$296,216

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	Three Months Ended March 31,
$ in Thousands	2026	2025
Allowance for credit losses:
Beginning balance	$14,057	$29,798
Current period provision	4,042	6,579
Write-offs charged against allowance	(5,321)	(192)
Recoveries	271	269
Ending Balance	$13,049	$36,454

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. Following the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023, a temporary pause in customer disconnections, certain collection efforts, and write-off processes contributed to increased provisions and allowance for credit losses throughout 2025. AES Indiana reinstituted the customer disconnections and write-off processes in March 2025, and third-party collection efforts were reinstituted in the third quarter of 2025. The resumption of these activities resulted in increased write-offs in the current period.

Inventories

The following table summarizes our inventory balances at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(In Thousands)
Inventories
Fuel	$16,727	$21,694
Materials and supplies, net	50,834	52,089
Total inventories	$67,561	$73,783

AFUDC

AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the periods indicated:

$ in thousands	Three Months Ended March 31,
	2026	2025
AFUDC equity	$1,590	$669
AFUDC debt	$5,671	$9,817

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized over their useful lives. The following table presents information related to the Company’s intangible assets, including the gross amount capitalized and related amortization:

	March 31,	December 31,
$ in thousands	2026	2025
Capitalized software	$302,186	$297,631
Project development intangible assets	147,617	145,370
Other	809	809
Less: Accumulated amortization	(167,733)	(157,850)
Intangible assets - net	$282,879	$285,960

	Three Months Ended March 31,
	2026	2025
Amortization expense	$7,665	$7,669

Tax Credit Transferability

The IRA allows the owners of renewable energy projects to directly transfer ITCs to unrelated tax credit buyers. In many cases, ITCs are generated at partnerships which are non-tax paying entities for U.S. federal income tax purposes. These entities cannot utilize tax credits, but rather allocate credits to their partners, who report their share of the partnership credits on their individual tax returns. Once a project is placed in service, any portion of the tax credit to be transferred which is allocated to a noncontrolling interest holder is recorded as a noncash deemed contribution within “Noncontrolling interests” or “Redeemable stock of subsidiaries” on the Consolidated Balance Sheets as this represents an increase in the partners’ capital account. To the extent any of the transfer proceeds are contractually obligated to be distributed to the noncontrolling interest holder, the Company records a corresponding noncash deemed distribution within “Noncontrolling interests” or “Redeemable stock of subsidiaries.” The receipt of cash from the transfer of tax credits, inclusive of the portion allocated to noncontrolling interest holders, is treated as an operating cash inflow on the Consolidated Statements of Cash Flows.

During the three months ended March 31, 2026, Petersburg Energy Center executed an agreement for $189.6 million to transfer ITCs directly to a third party at a discount. The $189.6 million was allocated to noncontrolling interest and treated as a capital contribution from the noncontrolling interest holder. The Company recorded a receivable and a corresponding payable on the Condensed Consolidated Balance Sheets as of March 31, 2026, since the Company is contractually obligated to distribute the amount to the noncontrolling interest holder. The Company received and distributed the cash proceeds from this transfer to the noncontrolling interest holder in April 2026.

During the three months ended March 31, 2025, the Company did not execute any transfers of ITCs directly to third parties.

New Accounting Pronouncements Adopted in 2026

The Company assessed all accounting pronouncements adopted in 2026 and determined they were either not applicable or did not have a material impact on the Company's Financial Statements.

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
2025-12: Codification Improvements
The amendments in this Update include 33 issues that represent changes to the Codification that clarify, correct errors, or make minor improvements, making the Codification easier to understand and apply. The amendments in this Update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear.
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

HEA 1007 - Large Load Customer Project Filing

On April 22, 2026, AES Indiana filed a petition and case in chief seeking IURC approval related to certain generation resources and energy infrastructure investments required to serve increasing demand in AES Indiana's service territory, primarily driven by the anticipated demand for a new data center campus to be located in Monrovia, Indiana, which is being developed by a subsidiary of Alphabet, Inc. (the “Customer”). This energy infrastructure and generation resources primarily required to serve the Customer is referred to as the "Monrovia Project". AES Indiana is also seeking approval of various accounting and ratemaking requests associated with the Monrovia Project. As part of developing this comprehensive plan, AES Indiana has incorporated certain protections for existing and future customers that ensure the costs of the generation resources and energy infrastructure upgrades required benefit all customers, are fairly allocated, and follow cost causation/beneficiary pays regulatory principles.

The petition includes AES Indiana's plan to serve this increasing demand through the acquisition and development of additional generation resources, including solar and energy storage projects, sufficient to provide 390 MW of new load by the end of 2029. AES Indiana is seeking approval to acquire two development stage projects located in Indiana, including i) Crosstrack, a 130 MW solar and 130 MW (520 MWh) energy storage project in Pike County with a planned in-service date in late 2028 and ii) Foundry Works, a 200 MW (800 MWh) energy storage project in Lake County with a planned in-service date in mid-2028. Additionally, AES Indiana is seeking approval to develop and construct a 130 MW (520 MWh) energy storage project at its existing Hardy Hills renewable facility in Clinton County with a planned in-service date in March 2029.

The petition also includes AES Indiana's plan to develop and construct specific transmission network upgrades and enhancements required to serve the increasing demand, including seeking approval of a construction service agreement executed with the Customer. AES Indiana is also seeking approval of an electric services agreement ("ESA") executed with the Customer to provide high-voltage retail electric service to the new data center campus, which includes financial assurances, minimum demand commitments, and exit provisions as protections for existing customers. The rates and charges that the Customer will pay under these agreements will be sufficient to reimburse AES Indiana for the incremental annual revenue requirement associated with the Monrovia Project. At full demand, AES Indiana estimates the ESA will provide over $770 million in benefits, which AES Indiana proposes to return to existing customers through its various rate adjustment mechanisms. As such, the Monrovia Project is consistent with both state and federal policy framework for serving large load customers, including President Trump’s Ratepayer Protection Pledge.

AES Indiana anticipates a final order from the IURC in the fourth quarter of 2026.

3. ARO

AES Indiana’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liabilities for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Balance as of January 1	$573,187	$378,460
Liabilities incurred	—	250
Liabilities settled	(3,405)	(1,987)
Revisions to cash flow and timing estimates	(4,589)	(12,919)
Accretion expense	6,363	4,475
Balance as of March 31	$571,556	$368,279
Less: ARO liabilities, current	60,190	45,396
ARO liabilities, non-current	$511,366	$322,883

As of March 31, 2026 and December 31, 2025, AES Indiana did not have any assets that are legally restricted for settling its ARO liabilities. For further information, see Note 4, “ARO” to IPALCO’s 2025 Form 10-K.

4. FAIR VALUE

The fair value of current financial assets and liabilities approximate their reported carrying amounts. The estimated fair value of the Company’s assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5, “Fair Value” to IPALCO’s 2025 Form 10-K.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at March 31, 2026 and December 31, 2025 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of March 31, 2026				Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$129	$—	$—	$129	$104	$—	$—	$104
Mutual funds	4,446	—	—	4,446	4,324	—	—	4,324
Total VEBA investments	4,575	—	—	4,575	4,428	—	—	4,428
FTRs	—	—	551	551	—	—	1,584	1,584
Total financial assets measured at fair value	$4,575	$—	$551	$5,126	$4,428	$—	$1,584	$6,012

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Beginning Balance	$1,584	$1,526
Settlements	(1,033)	(1,128)
Ending Balance	$551	$398

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	March 31, 2026		December 31, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,948,800	$3,826,993	$3,948,800	$3,812,563
Variable-rate	30,000	30,129	—	—
Total indebtedness	$3,978,800	$3,857,122	$3,948,800	$3,812,563

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $35.8 million and $36.5 million at March 31, 2026 and December 31, 2025, respectively; and

•unamortized discounts of $10.1 million and $10.3 million at March 31, 2026 and December 31, 2025, respectively.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, “Overview and Summary of Significant Accounting Policies - Financial Derivatives” and Note 6, “Derivative Instruments and Hedging Activities” to IPALCO’s 2025 Form 10-K.

At March 31, 2026, AES Indiana’s outstanding derivative instruments were as follows:

Commodity	Accounting Treatment	Unit	Notional (in thousands)	Sales (in thousands)	Net Notional (in thousands)
FTRs	Not Designated	MWh	972	—	972

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. IPALCO previously used derivative financial instruments primarily to manage the interest rate risk associated with our long-term debt. These interest rate derivative contracts were settled in previous periods, and we continue to amortize amounts out of AOCI into interest expense.

The amounts reclassified out of AOCI by component during the three months ended March 31, 2026 and 2025 are as follows (in Thousands):

Details about AOCI components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2026	2025
Net gains on cash flow hedges	Interest expense	$(578)	$(578)
	Income tax effect	144	144
Total reclassifications for the period, net of income taxes		$(434)	$(434)

During the next twelve months, the Company expects to reclassify $1.7 million of net gains from accumulated other comprehensive income into earnings.

Derivatives Not Designated as Hedge

AES Indiana’s FTRs do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of March 31, 2026 and December 31, 2025, IPALCO did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO’s derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	March 31, 2026	December 31, 2025
FTRs	Not a Cash Flow Hedge	Derivative assets, current	$551	$1,584

6. DEBT

Long-Term Debt

The following table presents our long-term debt:

		March 31,	December 31,
Series	Due	2026	2025
		(In Thousands)
AES Indiana first mortgage bonds:
0.75% (2)	April 2026	$30,000	$30,000
0.95% (2)	April 2026	60,000	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
5.05%	August 2035	350,000	350,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	650,000
Unamortized discount – net		(8,924)	(9,021)
Deferred financing costs		(27,263)	(27,705)
Total long-term debt – AES Indiana		3,037,613	3,037,074
Long-term debt – IPALCO:
4.25% Senior Secured Notes	May 2030	475,000	475,000
5.75% Senior Secured Notes	April 2034	400,000	400,000
Unamortized discount – net		(1,220)	(1,249)
Deferred financing costs		(7,200)	(7,448)
Total long-term debt – IPALCO		866,580	866,303
Total consolidated IPALCO long-term debt		3,904,193	3,903,377
Less: current portion of long-term debt		90,000	89,902
Net consolidated IPALCO long-term debt (3)		$3,814,193	$3,813,475

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
(3)Excludes $0.1 million and $0.2 million (current) and $107.0 million and $107.1 million (non-current) finance lease liabilities included in the respective short and long-term debt line items on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. See Note 13, “Leases” for further information.

Line of Credit

AES Indiana entered into a third amendment and restatement of its $500 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Indiana Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $200 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Indiana Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of March 31, 2026 and December 31, 2025, AES Indiana had $30.0 million and $0.0 million in outstanding borrowings on the committed AES Indiana Credit Agreement, respectively.

Significant Transactions

On March 5, 2026, IPALCO announced solicitations of consents (the “Consent Solicitations”) from registered holders of the 2030 IPALCO Notes and the 2034 IPALCO Notes (together, the “Notes”). On April 1, 2026, expiration of the Consent Solicitations were extended to May 13, 2026. The Consent Solicitations are for proposed amendments to the indentures governing each series to provide that the Merger would not constitute a “Change of Control” under the indentures. The proposed amendments would become operative only upon the consummation of the Merger and the payment of the consent fee with respect to each series of the Notes.

On April 1, 2026, AES Indiana purchased at par value the $30.0 million and $60.0 million of outstanding tax-exempt Indiana Finance Authority Environmental Facilities Refunding Revenue Bonds that were subject to a mandatory put on April 1, 2026. These bonds have not been legally cancelled and can be re-issued at the discretion of AES Indiana in the future. These bonds will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives.

7. INCOME TAXES

IPALCO’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three Months Ended March 31,
	2026	2025
Effective tax rate	41.2%	66.0%

The year-to-date rate is different from the combined federal and state statutory rate of 24.9% primarily due to the impact of taxes on noncontrolling interest in subsidiaries and is partially offset by the flowthrough of the net tax benefit related to the reversal of excess deferred taxes and investment tax credits of AES Indiana.

IPALCO’s income tax expense for the three months ended March 31, 2026, was calculated using the estimated annual effective income tax rate for 2026 of 41.2% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

8. BENEFIT PLANS

The following table presents the net periodic benefit cost of the Pension Plans combined:

	Three Months Ended
	March 31,
	2026	2025
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,011	$1,065
Interest cost	5,958	6,891
Expected return on plan assets	(7,338)	(7,758)
Amortization of prior service cost	480	585
Amortization of actuarial loss	990	1,257
Net periodic benefit cost	$1,101	$2,040

The components of net periodic benefit cost other than service cost are included in “Other income / (expense), net” in the Condensed Consolidated Statements of Operations.

In addition, AES Indiana provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation were not material to the Financial Statements in the periods covered by this report.

9. EQUITY

Equity Transactions with Noncontrolling Interests

In February 2026, AES Indiana sold additional noncontrolling interests in the Petersburg Energy Center to the tax equity investor, resulting in a $119.9 million increase to “Noncontrolling interests."

In March 2025, as a result of the Pike County BESS project being placed in service, the noncontrolling ownership interest of $38.1 million was reclassified from “Redeemable stock of subsidiaries” to “Noncontrolling interests” on the Condensed Consolidated Balance Sheets. Subsequently, AES Indiana sold additional noncontrolling interests to the tax equity investor, resulting in a $150.2 million increase to Noncontrolling interests.

10. COMMITMENTS AND CONTINGENCIES

Contingencies

Subsidiary Guarantees

In connection with AES Indiana's renewable projects financed with a tax equity structure, AES Indiana has expressly undertaken limited obligations and commitments on behalf of certain of the Company's subsidiaries, which will only be effective upon the occurrence of future events, such as IRS recapture of tax credits, which is not expected to occur, and will be terminated upon the occurrence of future events. As of March 31, 2026, the maximum undiscounted potential exposure to tax equity financing related guarantees was $560.4 million.

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of March 31, 2026 and December 31, 2025, respectively.

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of March 31, 2026 and December 31, 2025, respectively.

11. BUSINESS SEGMENTS

IPALCO manages its business through one reportable operating segment, the Utility segment, led by our Chief Executive Officer and Chief Financial Officer, who, collectively, are the Chief Operating Decision Maker. The primary segment performance measures are income / (loss) before income tax and net income / (loss) as management has concluded that these measures best reflect the underlying business performance of IPALCO and are the most relevant measures considered in IPALCO's internal evaluation of the financial performance of its segment. The

Utility segment is comprised of AES Indiana, a vertically integrated electric utility, with all other nonutility business activities aggregated separately. See Note 1, “Overview and Summary of Significant Accounting Policies” for further information on AES Indiana. The “Other” nonutility category primarily includes the 2030 IPALCO Notes, 2034 IPALCO Notes and related interest expense, cash and other immaterial balances. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. See Note 1, “Overview and Summary of Significant Accounting Policies” to IPALCO’s 2025 Form 10-K for further information.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	Utility	Other	Total	Utility	Other	Total
Revenue	$521,920	$—	$521,920	$477,700	$—	$477,700

Fuel	111,455	—	111,455	106,509	—	106,509
Power purchased	34,883	—	34,883	35,530	—	35,530
Operation and maintenance	141,734	67	141,801	142,486	122	142,608
Depreciation and amortization	94,791	—	94,791	85,605	—	85,605
Taxes other than income taxes	11,622	—	11,622	9,072	—	9,072
Allowance for equity funds used during construction	(1,590)	—	(1,590)	(669)	—	(669)
Interest expense	35,877	10,495	46,372	33,543	10,448	43,991
Other segment items (a)	(227)	(168)	(395)	547	19	566
Income / (loss) before income tax	93,375	(10,394)	82,981	65,077	(10,589)	54,488
Income tax expense / (benefit)	35,871	(1,649)	34,222	36,192	(252)	35,940
Net income / (loss)	$57,504	$(8,745)	$48,759	$28,885	$(10,337)	18,548

Capital expenditures	$232,525	$—	$232,525	$147,116	$—	$147,116

	As of March 31, 2026			As of December 31, 2025
	Utility	Other	Total	Utility	Other	Total
Total assets	$8,005,565	$17,207	$8,022,772	$7,748,106	$9,071	$7,757,177

(a) Other segment items primarily includes other miscellaneous gains and losses in Other (expense) income, net.

12. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. Please see Note 14, “Revenue” to IPALCO’s 2025 Form 10-K for further discussion of our retail, wholesale and miscellaneous revenue.

AES Indiana’s revenue from contracts with customers was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue from contracts with customers	$513,214	$471,294

The following table presents our revenue from contracts with customers and other revenue (in thousands):

	Three Months Ended March 31,
	2026	2025
Retail Revenue
Retail revenue from contracts with customers:
Residential	$230,316	$219,419
Small commercial and industrial	79,773	74,947
Large commercial and industrial	161,963	138,159
Public lighting	2,879	17,672
Other (1)	3,404	3,811
Total retail revenue from contracts with customers	478,335	454,008
Alternative revenue programs	7,828	5,526
Wholesale Revenue
Wholesale revenue from contracts with customers:	34,465	15,183
Miscellaneous Revenue
Capacity revenue	414	264
Transmission and other revenue	—	1,839
Total miscellaneous revenue from contracts with customers	414	2,103
Other miscellaneous revenue (2)	878	880
Total Revenue	$521,920	$477,700

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were as follows (in thousands):

	March 31, 2026	December 31, 2025
Receivables from contracts with customers	$257,738	$280,922

Payment terms for all receivables from contracts with customers typically do not extend beyond 30 days, unless a customer qualifies for payment extension.

13. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land associated with AES Indiana's renewable and storage projects. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Condensed Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	March 31, 2026	December 31, 2025
Assets
Right-of-use assets — finance leases	Other non-current assets	$103,676	$104,506
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	$109	$154
Finance lease liabilities (non-current)	Long-term debt	107,048	107,079
Total finance lease liabilities		$107,157	$107,233

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	March 31, 2026	December 31, 2025
Weighted-average remaining lease term — finance leases	35 years	35 years
Weighted-average discount rate — finance leases	5.74%	5.74%

The following table summarizes the components of lease expense recognized in “Operating Costs and Expenses” on the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended March 31,
Components of Lease Cost	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$710	$161
Interest on lease liabilities	1,579	326
Total lease cost	$2,289	$487

Operating cash outflows from finance leases were $4.3 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of March 31, 2026 for 2026 through 2030 and thereafter (in thousands):

Finance Leases
2026	$1,350
2027	5,438
2028	5,893
2029	6,010
2030	6,130
Thereafter	253,657
Total	278,478
Less: Imputed interest	(171,321)
Present value of lease payments	$107,157

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Total lease revenue	$451	$562

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in “Property, plant and equipment, net” for the periods indicated (in thousands):

Property, plant and equipment, net	March 31, 2026	December 31, 2025
Gross assets	$8,550	$8,617
Less: Accumulated depreciation	(3,672)	(3,660)
Net assets	$4,878	$4,957

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future lease receipts as of March 31, 2026 for the remainder of 2026 through 2030 and thereafter (in thousands):

Operating Leases
2026	$510
2027	483
2028	446
2029	449
2030	417
Thereafter	262
Total	$2,567

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q.

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2025 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and uncertainties that may affect our business.

OVERVIEW OF OUR BUSINESS

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is AES Indiana, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through AES Indiana. Our business segments are “utility” and “other.” For additional information regarding our business, see “Item 1. Business” of IPALCO’s 2025 Form 10-K.

EXECUTIVE SUMMARY

Compared with the same period in the prior year, the results for the three months ended March 31, 2026 reflect higher income before income tax of $28.5 million, or 52.3%, as well as an increase in net income of $30.2 million, or 162.9%, primarily due to factors including, but not limited to:

Three Months Ended
March 31,
$ in millions	2026 vs. 2025
Increase due to higher ECCRA rider revenue	$12.9
Increase due to higher TDSIC rider revenue	9.2
Increase due to lower expected credit losses	2.5
Other	3.9
Net change in income before income tax	28.5
Net decrease in income tax expense primarily driven by (i) a decrease in net loss allocated to noncontrolling interests in the current period, partially offset by (ii) higher pre-tax income	(1.7)
Net change in net income	$30.2

See “Results of Operations” below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenue and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended
	March 31,
$ in Thousands	2026	2025	$ Change	% Change

REVENUE	$521,920	$477,700	$44,220	9.3%

OPERATING COSTS AND EXPENSES:
Fuel	111,455	106,509	4,946	4.6%
Power purchased	34,883	35,530	(647)	(1.8)%
Operation and maintenance	141,801	142,608	(807)	(0.6)%
Depreciation and amortization	94,791	85,605	9,186	10.7%
Taxes other than income taxes	11,622	9,072	2,550	28.1%
Other, net	4	(5)	9	(180.0)%
Total operating costs and expenses	394,556	379,319	15,237	4.0%

OPERATING INCOME	127,364	98,381	28,983	29.5%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	1,590	669	921	137.7%
Interest expense	(46,372)	(43,991)	(2,381)	5.4%
Other income / (expense), net	399	(571)	970	(169.9)%
Total other expense, net	(44,383)	(43,893)	(490)	1.1%

INCOME BEFORE INCOME TAX	82,981	54,488	28,493	52.3%

Income tax expense	34,222	35,940	(1,718)	(4.8)%
NET INCOME	48,759	18,548	30,211	162.9%

Less: Net loss attributable to noncontrolling interests	(61,362)	(82,595)	21,233	(25.7)%

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$110,121	$101,143	$8,978	8.9%

Revenue

Revenue during the three months ended March 31, 2026 increased $44.2 million compared to the same period in 2025, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Revenue:
Retail revenue	$486,163	$459,534	$26,629	5.8%
Wholesale revenue	34,465	15,183	19,282	127.0%
Miscellaneous revenue	1,292	2,983	(1,691)	(56.7)%
Total revenue	$521,920	$477,700	$44,220	9.3%

Heating degree days:
Actual	2,542	2,724	(182)	(6.7)%
30-year average	2,693	2,713

The following table presents additional data on kWh sold:

	Three Months Ended
	March 31,
	2026	2025	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,553	1,591	(38)	(2.4)%
Small commercial and industrial	486	498	(12)	(2.4)%
Large commercial and industrial	1,442	1,422	20	1.4%
Public lighting	11	10	1	10.0%
Sales – retail customers	3,492	3,521	(29)	(0.8)%
Wholesale	442	252	190	75.4%
Total kWh sold	3,934	3,773	161	4.3%

The following graph shows the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three months ended March 31, 2026 as compared to the same period in the prior year:

During the three months ended March 31, 2026, revenue increased $44.2 million compared to the same period of the prior year. This change was primarily due to the following:

$ in millions	Three Months Ended March 31, 2026 vs. 2025
Retail revenue:

Volume:
Net decrease in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$(3.7)
Price:
Net increase in the weighted average price of retail kWh sold primarily due to higher rider revenues, including ECCRA and TDSIC	28.3

Other:
Primarily due to increase in miscellaneous charges to customers (including reconnection and late fee charges)	2.0

Net change in retail revenue	26.6

Wholesale revenue:

Volume:
Net increase in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	11.5
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	7.8

Net change in wholesale revenue	19.3

Miscellaneous revenue	(1.7)

Net change in revenue	$44.2

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three months ended March 31, 2026 compared to the same period in 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Operating costs and expenses:
Fuel	$111,455	$106,509	$4,946	4.6%
Power purchased	34,883	35,530	(647)	(1.8)%
Operation and maintenance	141,801	142,608	(807)	(0.6)%
Depreciation and amortization	94,791	85,605	9,186	10.7%
Taxes other than income taxes	11,622	9,072	2,550	28.1%
Other, net	4	(5)	9	(180.0)%
Total operating costs and expenses	$394,556	$379,319	$15,237	4.0%

Fuel

The increase in fuel costs of $4.9 million during the three months ended March 31, 2026 compared to the same period of the prior year was primarily due to the following:

$ in millions	Three Months Ended March 31, 2026 vs. 2025
Volume:
Coal	$(14.7)
Natural gas	37.7
Oil	0.3
Net change in volume	23.3
Price:
Coal	0.5
Natural gas	(7.0)
Deferred fuel	(11.9)
Net change in price	(18.4)

Net change in fuel expense	$4.9

The decrease in coal volume is primarily attributed to Petersburg Unit 3 taken offline in February 2026 to facilitate its conversion from coal to natural gas. The changes in the price of fuel are reflective of market prices for coal and natural gas. We are generally permitted to recover underestimated fuel costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel and purchased power costs incurred for wholesale energy sales are considered in the Off-System Sales Margin rider.

Power Purchased

The decrease in power purchased of $0.6 million during the three months ended March 31, 2026 compared to the same period of the prior year was primarily due to the following:

$ in millions	Three Months Ended March 31, 2026 vs. 2025
Volume:
Net decrease in the volume of power purchased primarily due to AES Indiana's generation units running more frequently during the respective periods	$(7.8)
Price:
Market prices	15.3
Deferred power purchased	(8.8)
Net change in price	6.5

Other, net (mostly due to changes in capacity purchases)	0.7

Net change in power purchased costs	$(0.6)

The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The market price of power purchased is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased. We are generally permitted to recover underestimated power purchased costs to serve our retail customers in future rates through quarterly FAC proceedings.

Operation and Maintenance

The decrease in Operation and maintenance of $0.8 million during the three months ended March 31, 2026 compared to the same period of the prior year was primarily due to the following:

$ in millions	Three Months Ended March 31, 2026 vs. 2025
Decrease due to lower expected credit losses	$(2.5)
Increase in DSM program costs (a)	1.4
Other, net	0.3
Net change in operation and maintenance costs	$(0.8)

(a) There is corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization

The increase in Depreciation and amortization expense of $9.2 million during the three months ended March 31, 2026 compared to the same period of the prior year was primarily attributed to the impact of additional assets placed in service related with AES Indiana's renewable projects.

Taxes Other Than Income Taxes

The increase in Taxes other than income taxes of $2.6 million during the three months ended March 31, 2026 compared to the same period of the prior year was attributed to an increase in property tax expense of $2.6 million primarily as a result of higher assessed values driven by AES Indiana's capital expenditure program.

Other (Expense) / Income, Net

The following table illustrates our changes in Other (expense) / income, net during the three months ended March 31, 2026 compared to the same period in 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Other (expense) / income, net
Allowance for equity funds used during construction	$1,590	$669	$921	137.7%
Interest expense	(46,372)	(43,991)	(2,381)	5.4%
Other income / (expense), net	399	(571)	970	(169.9)%
Total other expense, net	$(44,383)	$(43,893)	$(490)	1.1%

Interest Expense

The increase in Interest expense of $2.4 million during the three months ended March 31, 2026 compared to the same period of the prior year was primarily due to (i) a decrease in the allowance for borrowed funds used during construction of $4.1 million and (ii) higher interest expense on finance leases of $1.1 million, partially offset by (iii) lower interest expense on debt of $3.2 million due to lower outstanding borrowings on the AES Indiana Credit Agreement and repayment of the $400 million AES Indiana Term Loan in the second and third quarters of 2025.

Income Tax Expense

The following table illustrates our change in Income tax expense during the three months ended March 31, 2026 compared to the same period of the prior year (in thousands):

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Income tax expense	$34,222	$35,940	$(1,718)	(4.8)%

The decrease in Income tax expense of $1.7 million during the three months ended March 31, 2026 compared to the same period of the prior year was primarily driven by (i) a decrease in net loss allocated to noncontrolling interests in the current period, partially offset by (ii) higher pre-tax income.

Net Loss Attributable to Noncontrolling Interests

The following table illustrates the change in Net loss attributable to noncontrolling interests during the three months ended March 31, 2026 compared to the same period of the prior year (in thousands):

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Less: Net loss attributable to noncontrolling interests	$(61,362)	$(82,595)	$21,233	(25.7)%

The decrease in Net loss attributable to noncontrolling interests of $21.2 million for the three months ended March 31, 2026 compared to the same period of the prior year was primarily driven by the allocation of losses to the tax equity investor of Pike County BESS following its placement in service in March 2025, partially offset by losses allocated in connection with the final sale of noncontrolling interests in Petersburg Energy Center to a tax equity investor in February 2026. See Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements included in IPALCO's 2025 Form 10-K for further discussion.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2026 and beyond, we expect that our financial results will be driven primarily by retail demand, weather and maintenance costs. In addition, our financial results will likely be driven by many other factors including, but not limited to:

•regulatory outcomes and impacts;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•timely recovery of capital expenditures and operation and maintenance costs.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2025 Form 10-K.

Operational

Trade Restrictions and Supply Chain

In April 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels from Cambodia, Malaysia, Thailand and Vietnam (“Southeast Asia”) were circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. In August 2023, Commerce rendered final affirmative findings of circumvention with respect to all four countries, which resulted in the imposition of AD/CVD duties on certain imported cells and panels from Southeast Asia. Commerce's determination and related matters remain the subject of ongoing litigation before the U.S. Court of Appeals for the Federal Circuit.

In 2024, Commerce and the U.S. International Trade Commission initiated new AD/CVD investigations on solar cells and panels imported from Southeast Asia. On April 18, 2025, Commerce rendered final affirmative determinations and AD/CVD rates with respect to all four countries. On June 13, 2025, the U.S. International Trade Commission issued its determination that imports from Malaysia and Vietnam have injured the U.S. industry and that imports from Cambodia and Thailand threaten injury. Commerce then issued orders on June 24, 2025, implementing the AD/CVD rates, which will be subject to annual review by Commerce. There is ongoing litigation about these and related matters in the U.S. Court of International Trade (“CIT”). We do not expect these AD/CVD orders will have a negative impact on our business.

The U.S. also maintains tariffs under Section 301 of the Trade Act of 1974 (“Section 301”) on certain Chinese made lithium-ion batteries and related components utilized for energy storage systems, with such tariff currently set at 25% effective January 1, 2026 (an increase from the previous rate of 7.5%). Commerce has also conducted AD/CVD investigations with respect to exports by China of natural and synthetic graphite used to make lithium-ion battery anode material. In March 2026, the U.S. International Trade Commission issued a negative determination in its companion investigation, and therefore no AD/CVD orders will issue on anode material from China.

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

The Trump Administration has threatened or imposed tariffs on a wide range of countries and products. On February 10, 2025, President Trump signed Executive Orders modifying existing tariffs under Section 232 of the Trade Expansion Act of 1962 (“Section 232”) on steel and aluminum imports to expand their scope and impose 25% tariffs on both products. President Trump raised these rates to 50% effective June 4, 2025. At this time, we do not expect the modifications to tariffs on steel and aluminum to have a material impact on our business.

On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act (“IEEPA”) with respect to U.S. importation of fentanyl and imposing tariffs on Mexico, Canada, and China. On April 2, 2025, President Trump issued an Executive Order pursuant to IEEPA imposing reciprocal tariffs on almost all goods imported into the U.S. In February 2026, on review of lower court decisions declaring the tariffs unlawful, the Supreme Court issued a decision holding that IEEPA does not authorize tariffs. In response, President Trump issued new 10% tariffs on almost all trading partners under Section 122 of the Trade Act of 1974, which will expire on or about July 24, 2026. In parallel, the Office of the U.S. Trade Representative (“USTR”) initiated an investigation under Section 301 concerning possible persistent trade surpluses and unused capacity with respect to China, the EU, South Korea, and certain other major trading partners. USTR also initiated a Section 301 investigation on 60 countries regarding potential failures to take action on forced labor. These investigations may result in tariffs under Section 301 when the Section 122 tariffs are due to expire. The impact of these Section 122 tariffs and potential Section 301 tariffs on the Company is uncertain.

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

In January 2026, President Trump issued a Proclamation under Section 232 concerning the importation of several critical minerals (including graphite and lithium) from any country. The Proclamation does not impose tariffs on the critical minerals but directs Commerce and USTR to negotiate agreements with foreign partners to secure reliable access to the critical minerals. An update on the outcome or status of these negotiations must be provided to President Trump within 180 days of the Proclamation. If the negotiations fail to result in agreements or to adequately address the identified risks, President Trump may consider trade-restrictive measures with respect to the critical minerals. The outcome of this process as well as its potential impact on the Company are uncertain.

Furthermore, the Trump Administration has reached bilateral trade agreements or frameworks with several trading partners (including the EU, Japan, and South Korea, among others). Trade negotiations are ongoing with many trading partners concerning various goods and industry sectors.

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

Capital Projects

Our construction projects have experienced some indications of delays and price increases due to supply chain disruptions; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity” of this Form 10-Q.

Macroeconomic and Political

U.S. Utilities Load Growth and Large Load Customers

The expansion of advanced manufacturing and data centers has the potential to significantly accelerate the demand for electricity in the U.S. power market, including MISO. AES Indiana has an obligation to serve customers who locate in its service territory and is working with several companies to provide possible solutions for electric service needs of data centers and advanced manufacturing facilities. We see these relationships growing with the expansion of their use within our service territory. As part of this process, AES Indiana is working to ensure that the costs of any infrastructure upgrades required for advanced manufacturing and data centers benefit all customers, are fairly allocated, and follow cost causation/beneficiary pays regulatory principles that protect our customers. One option in Indiana includes HEA 1007, which Governor Braun signed into law effective May 6, 2025. Among other things, HEA 1007 is a regulatory tool for utilities to submit expedited generation resource proposals to the IURC for approval, which AES Indiana intends to utilize (see “Regulatory Matters - HEA 1007 - Large Load Customer Project Filing” below for further discussion).

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

The IRA included provisions that benefit the Company’s planned clean energy projects, including increases, extensions, direct transfers and/or new tax credits for wind, solar, and storage. For further discussion of our renewable projects, see Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of IPALCO’s 2025 Form 10-K.

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

Tax

The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA included a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In June 2025, the IRS began releasing interim guidance for CAMT and announced its intention to revise regulations that were proposed in September 2024. The impact to the Company in 2026 is not expected to be material. We will continue to monitor the issuance of CAMT revised guidance.

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

Interest Rates

In the U.S. there has been a rise in interest rates during 2021 through 2023, and interest rates are expected to remain volatile in the near term. Although all of our existing IPALCO and AES Indiana long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under our AES Indiana Credit Agreement. For future IPALCO debt financings, IPALCO, at times, manages a hedging program and evaluates pre-issuance hedges to reduce uncertainty and exposure to future interest rates.

Executive Orders

On January 25, 2025, President Trump issued an Executive Order titled “Declaring a National Energy Emergency” directing Agencies to, among other tasks, identify and exercise any lawful emergency authorities available to them to facilitate the identification, leasing, siting, production, transportation, refining, and generation of domestic energy resources.

In April 2025, President Trump issued several Executive Orders with potential impacts to the energy industry and national energy policy, including: (i) “Reinvigorating America’s Beautiful Clean Coal Industry and Amending Executive Order 14241”, (ii) “Protecting American Energy from State Overreach”, and (iii) “Strengthening the Reliability and Security of the United States Electric Grid”. Indiana Governor Braun also issued Executive Orders with potential impacts to the energy industry, including: (i) “Ensuring Economic Opportunity and Indiana’s Energy Future by Supporting Life Extension for Coal Energy Generation and Assessing Natural Gas Supplies” in April 2025, and (ii) “Creating a State Energy Strategy to Meet Growing Demand and Support Reliability and Affordability” in June 2025. These Executive Orders direct federal and state agencies, as applicable, to review and take actions with respect to energy and economic development matters. We are actively assessing and monitoring to determine the impact, if any, of the Executive Orders on our business, but any resulting actions by such agencies could have a material impact on our business, financial condition or results of operations.

Regulatory

Regulatory Rate Review

On June 3, 2025, AES Indiana filed a petition with the IURC for authority to increase its basic rates and charges to cover the rising operational costs and needs associated with continuing to serve its customers safely and reliably. On October 15, 2025, AES Indiana filed a partial settlement agreement with most parties as part of its ongoing regulatory rate review with the IURC. An evidentiary hearing with the IURC was held on January 28 and 29, 2026, and AES Indiana anticipates a final order from the IURC in the second quarter of 2026. Please see Note 2, “Regulatory Matters - Regulatory Rate Review” to the Financial Statements included in this Form 10-Q for further discussion.

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

HEA 1007 - Large Load Customer Project Filing

On April 22, 2026, AES Indiana filed a petition and case in chief seeking IURC approval related to certain generation resources and energy infrastructure investments required to serve increasing demand in AES Indiana's service territory, primarily driven by the anticipated demand for a new data center campus to be located in Monrovia, Indiana. AES Indiana anticipates a final order from the IURC in the fourth quarter of 2026. Please see Note 2, “Regulatory Matters - HEA 1007 - Large Load Customer Project Filing” to the Financial Statements included in this Form 10-Q for further discussion.

Please see “Item 1. Business – Regulation” and Note 2, “Regulatory Matters” to the Financial Statements of IPALCO’s 2025 Form 10-K for further discussion of these and other regulatory matters.

Environmental

We are subject to numerous environmental and climate change laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental and climate change laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal or beneficial reuse of CCR) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. The following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Environmental Matters” in IPALCO’s 2025 Form 10-K.

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

The EPA's final CCR rule became effective in October 2015 (the “CCR Rule”). Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act (“WIIN Act”) includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. If this rule is finalized before Indiana establishes a final state-level CCR permit program, AES Indiana could eventually be required to apply for a federal CCR permit from the EPA. Following prior rulemaking development and comment periods, on December 18, 2025, the Indiana Environmental Rules Board adopted a final CCR rule that includes regulation of CCR through a state permitting program. The rule and permitting program would become effective upon approval by EPA.

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

On April 13, 2026, the EPA published proposed revisions to the CCR Rule. The EPA is proposing modifications to the legacy and CCR management units provisions in the CCR Rule, the establishment of site-specific compliance pathways under federal or approved state CCR permits, and the revision of the definition of beneficial use of CCR. It is still too early to determine the potential impacts of these proposed revisions to our businesses.

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

CWA – Facility Response Plan

On March 28, 2022, the EPA published a proposed rule to establish Facility Response Plan (“FRP”) requirements for non-transportation onshore facilities that store CWA hazardous substances and meet certain criteria and thresholds. On March 28, 2024, the EPA published the final CWA Hazardous Substance Facility Response Plans rule which became effective on May 27, 2024. On February 18, 2026, EPA published an Advanced Notice of Proposed Rulemaking (ANPRM) in the Federal Register. The ANPRM seeks public input of a variety of issues related to applicability and implementation of the current final rule. Comments are due no later than May 19, 2026. On March 5, 2026, EPA published in the Federal Register a proposed rule extending the compliance date. The proposed rule would extend the compliance date by 3 years and remove references to “environmental justice” and “climate change.” Comments were due no later than April 6, 2026. It is too early to determine whether this final rule may have a material impact on our business, financial condition or results of operation.

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

In 2017, IDEM also issued to Harding Street and Petersburg NPDES permits regulating water discharges associated with operation of their power plant operations. As part of the normal course of business, AES Indiana submitted timely applications for renewal for both Harding Street and Petersburg NPDES permits in March 2022. On May 7, 2025, IDEM issued the final Petersburg NPDES permit renewal. No parties appealed the permit. On November 29, 2023, IDEM issued the final NPDES permit renewal for Harding Street with an effective date of January 1, 2024. Among other new requirements, the permit included new thermal limitations, that could result in the need for AES Indiana to take additional actions to ensure compliance with the final permit. On December 14, 2023, AES Indiana filed a petition for appeal of certain new requirements, including the new thermal limitations, in the final Harding Street NPDES permit. A stay of the appealed requirements was initially granted on January 4, 2024, and was in effect until April 7, 2026 (as extended from March 6, 2026). On February 27, 2026, IDEM issued a final NPDES permit modification which became effective on April 1, 2026, to address and resolve the appealed issues. Upon the effective date of the permit modification, on April 1, 2026, AES Indiana moved to voluntarily dismiss the appeal and the court ordered the case dismissed on the same day. Final or future permits could have a material impact on our business, financial condition and results of operations. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of March 31, 2026, we had unrestricted cash and cash equivalents of $94.2 million and available borrowing capacity of $470 million under our unsecured revolving AES Indiana Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $750 million of short-term indebtedness outstanding at any time through July 29, 2026. In February 2024, AES Indiana received an order from the IURC granting authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $0 million remains available under the order as of March 31, 2026. This order also grants authority to have up to $750 million of amounts outstanding under long-term credit agreements and liquidity facilities, of which $720 million remains available under the order as of March 31, 2026. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of March 31, 2026. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We depend on timely and continued access to capital markets to manage our liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty or otherwise could have material adverse effects on our results of operations, financial condition and cash flows. In addition, changes in the timing of tariff increases or delays in the regulatory determinations could affect the cash flows and results of operations of our businesses. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Net cash provided by operating activities	$222,064	$122,465	$99,599
Net cash used in investing activities	(238,131)	(159,454)	(78,677)
Net cash provided by financing activities	40,383	93,330	(52,947)
Net change in cash, cash equivalents and restricted cash	24,316	56,341	(32,025)
Cash, cash equivalents and restricted cash at beginning of period	69,839	26,652	43,187
Cash, cash equivalents and restricted cash at end of period	$94,155	$82,993	$11,162

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Net income	$48,759	$18,548	$30,211
Depreciation and amortization	94,791	85,605	9,186
Deferred income taxes and investment tax credit adjustments - net	35,319	24,341	10,978
Tax credit transfer proceeds allocated to noncontrolling interest	189,625	—	189,625
Other adjustments to net income	(547)	267	(814)
Net income, adjusted for non-cash items	367,947	128,761	239,186
Net change in operating assets and liabilities(1)	(145,883)	(6,296)	(139,587)
Net cash provided by operating activities	$222,064	$122,465	$99,599

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was driven by changes in the following (in thousands):

Decrease from investment tax credit transfer receivable recorded related to the Petersburg Energy Center agreement to transfer ITCs directly to a third party	$(189,625)
Increase from lower net accounts receivable driven by the timing of collections	34,034
Increase from prepaid expenses and other current assets primarily due to the timing of renewal of prepaid insurance policies in the current year	11,922
Other	4,082
Net change in operating assets and liabilities	$(139,587)

Investing Activities

Net cash used in investing activities decreased $78.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, which was primarily driven by (in thousands):

Increase in cash outflows for capital expenditures, net of contributions in aid of construction, related to growth capital expenditures, primarily related to the Petersburg Units 3 and 4 conversion project	$(83,817)
Other	5,140
Net change in investing activities	$(78,677)

Financing Activities

Net cash provided by financing activities decreased $52.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, which was primarily driven by (in thousands):

Decrease due to lower sales to noncontrolling interests	$(30,409)
Decrease due to higher distributions to shareholders	(10,978)
Decrease due to lower net revolver borrowings on the AES Indiana Credit Agreement	(10,000)
Other	(1,560)
Net change in financing activities	$(52,947)

Liquidity

We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing AES Indiana Credit Agreement will be adequate to meet our anticipated operating needs, including interest expense on our debt and dividends to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to interest rate and commodity hedges, taxes and dividend payments. In 2026 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing, funds from tax equity contributions, and parent capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under our existing AES Indiana Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

Indebtedness

For further discussion of our significant debt transactions, please see Note 7, “Debt” to IPALCO’s 2025 Form 10-K and Note 6, “Debt” to the Financial Statements of this Form 10-Q.

Line of Credit

AES Indiana entered into a third amendment and restatement of its $500 million revolving Credit Agreement on March 25, 2025 with a syndication of bank lenders, as discussed in Note 6, “Debt - Line of Credit” to the Financial Statements of this Quarterly Report on Form 10-Q.

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at March 31, 2026
AES Indiana	Revolving	March 2030	$500.0	$470.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2026 through 2028 (including amounts already expended in the first three months of 2026) is currently estimated to cost approximately $4.2 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

				For the three-year period
	2026	2027	2028	from 2026 through 2028
Power generation related projects	$1,042.1	$1,052.6	$967.3	$3,062.0	(1)
Transmission and distribution related additions, improvements and extensions	197.7	259.9	381.4	839.0	(2)
TDSIC Plan investments	226.6	—	—	226.6	(3)
Other miscellaneous equipment	45.8	23.9	17.6	87.3
Total estimated costs of capital expenditure program	$1,512.2	$1,336.4	$1,366.3	$4,214.9

(1) Includes spending for AES Indiana’s power generation and renewable energy projects.
(2) Additions, improvements and extensions to AES Indiana’s transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities.

The amounts described in the capital expenditure program above include estimated spending on projects that are subject to regulatory approval, as well as estimated spending under AES Indiana’s 2025 IRP filed with the IURC in October 2025. See Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements of IPALCO’s 2025 Form 10-K for further discussion.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first three months of 2026 and 2025, IPALCO paid $106.3 million and $95.3 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory and legal considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, “Overview and Summary of Significant Accounting Policies” of this report and in IPALCO’s 2025 Form 10-K. The Company’s other critical accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2025 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in IPALCO’s 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2026, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Please see Note 2, “Regulatory Matters” and Note 10, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2025 and the Notes to IPALCO’s Consolidated Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Forms 10-K and our Form 10-Qs.

ITEM 1A. RISK FACTORS

You should consider carefully the following updates to risk factors, along with the risk factors disclosed in Item 1A.—Risk Factors of our 2025 Form 10-K and other information contained in or incorporated by reference in this Form 10-Q. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The Risk Factors section in our 2025 Form 10-K otherwise remains current in all material respects. We routinely encounter and address risks, some of which may cause our future results to be materially different than we presently anticipate. If any of the following events actually occur, our business, financial results, and financial condition could be materially adversely affected.

Risks Related to the Proposed AES Merger

There is no assurance when or if the AES Merger (the “Merger”) will be completed. Due to our relationship with AES, the announcement and pendency of the Merger could adversely affect our business, including if the Merger does not close or is delayed, for reasons including the following:

•Uncertainty about the effect of the Merger may impair our ability to attract, retain, and motivate key personnel, and could cause customers, suppliers, partners, lenders, and others to seek to change existing business relationships with us;
•The Merger Agreement also requires AES to obtain Parent’s consent prior to taking certain specified actions, including acquisitions and disposals above certain thresholds, the incurrence of additional debt, subject to certain exceptions, and from taking other specified actions while the Merger is pending. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities or making other changes to its business prior to the completion of the Merger; and
•The Merger is currently expected to close in late 2026 or early 2027, subject to satisfaction or waiver (to the extent permitted by law) of all closing conditions. The Merger may not occur on the expected timeline if there are delays in receiving required regulatory approvals or other reasons. We cannot provide any assurance that all of the required approvals will be obtained or that the approvals will not be conditioned on terms, conditions or restrictions that would be detrimental to the combined company after the completion of the proposed Merger.

For more background on the proposed AES Merger, see Note 1, “Overview and Summary of Significant Accounting Policies - Proposed AES Merger.”

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

IPALCO ENTERPRISES, INC.

Date:	May 5, 2026	/s/ Gustavo Garavaglia
Gustavo Garavaglia
President and Chief Executive Officer and Vice President and Chief Financial Officer