Form 10-Q
period 2026-06-30
IPALCO ENTERPRISES, INC.
filed 2026-08-04
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

At August 4, 2026, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2026

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-Q:

2025 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended
2026 Base Rate Order	The order issued in June 2026 by the IURC authorizing AES Indiana to implement new basic rates and charges in two phases. Phase one rates and charges became effective on July 27, 2026. Phase two rates and charges are anticipated to be effective in January of 2027.
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
2034 IPALCO Notes	$400 million of 5.75% IPALCO Enterprises, Inc. Senior Secured Notes due April 1, 2034
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES Indiana Credit Agreement	$500 million AES Indiana Amended and Restated Credit Agreement, dated as of March 25, 2025
AES U.S. Investments	AES U.S. Investments, Inc.
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CAC	Citizens Action Coalition of Indiana
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CWA	U.S. Clean Water Act
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HEA	House Enrolled Act
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRA	U.S. Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MW	Megawatts

MWh	Megawatt hours
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
OUCC	Indiana Office of Utility Consumer Counselor
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PTC	Production Tax Credit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable Interest Entity

Throughout this document, the terms “IPALCO,” “the Company,” “we,” “us,” and “our” refer to IPALCO Enterprises, Inc. and its consolidated subsidiaries. The term “IPALCO Enterprises, Inc.” refers only to the parent holding company, IPALCO Enterprises, Inc., excluding its subsidiaries.

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
•the availability of regulatory incentives that support renewable energy projects, including tax incentives;
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2025 Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2025 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in “Part II - Item 1A. Risk Factors”, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In Thousands)
REVENUE	$441,890	$438,684	$963,810	$916,384

OPERATING COSTS AND EXPENSES:
Fuel	85,172	99,973	196,627	206,482
Power purchased	30,530	31,239	65,413	66,769
Operation and maintenance	149,436	142,308	291,237	284,916
Depreciation and amortization	93,986	92,469	188,777	178,074
Taxes other than income taxes	9,388	4,231	21,010	13,303
Other, net	15	(159)	19	(164)
Total operating costs and expenses	368,527	370,061	763,083	749,380

OPERATING INCOME	73,363	68,623	200,727	167,004

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	1,854	732	3,444	1,401
Interest expense	(47,955)	(46,592)	(94,327)	(90,583)
Other income / (expense), net	173	(365)	572	(936)
Total other expense, net	(45,928)	(46,225)	(90,311)	(90,118)

INCOME BEFORE INCOME TAX	27,435	22,398	110,416	76,886

Income tax expense	12,869	6,635	47,091	42,575
NET INCOME	14,566	15,763	63,325	34,311

Less: Net loss attributable to noncontrolling interests	(33,854)	(12,986)	(95,216)	(95,581)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$48,420	$28,749	$158,541	$129,892

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In Thousands)
NET INCOME	$14,566	$15,763	$63,325	$34,311

Derivative activity:
Reclassification to earnings, net of income tax effect of $144, $144, $288 and $288, for each respective period	(434)	(434)	(868)	(868)
Other comprehensive loss	(434)	(434)	(868)	(868)

Comprehensive income	14,132	15,329	62,457	33,443

Less: comprehensive loss attributable to noncontrolling interests	(33,854)	(12,986)	(95,216)	(95,581)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$47,986	$28,315	$157,673	$129,024

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2026	2025
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,859	$69,834
Accounts receivable, net of allowance for credit losses of $14,405 and $14,057, respectively	281,847	296,216
Inventories	53,219	73,783
Regulatory assets, current	84,566	82,136
Taxes receivable	20,314	18,247
Prepayments and other current assets	64,933	28,349
Total current assets	547,738	568,565
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $2,394,573 and $3,288,070, respectively	6,269,506	6,019,436
Intangible assets - net	280,608	285,960
Regulatory assets, non-current	602,079	615,324
Pension plan assets	34,676	33,938
Other non-current assets	195,607	233,954
Total other non-current assets	7,382,476	7,188,612
TOTAL ASSETS	$7,930,214	$7,757,177
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 6 and 13)	$275,058	$90,056
Accounts payable	253,896	278,886
Accrued taxes	31,690	27,636
Accrued interest	48,147	48,696
Customer deposits	16,096	15,199
Regulatory liabilities, current	38,757	32,401
Asset retirement obligations, current	84,095	40,724
Accrued and other current liabilities	51,353	46,429
Total current liabilities	799,092	580,027
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 6 and 13)	3,922,191	3,920,555
Deferred income tax liabilities	507,683	455,941
Regulatory liabilities, non-current	191,901	259,062
Accrued other postretirement benefits	3,284	3,159
Asset retirement obligations, non-current	484,998	532,463
Other non-current liabilities	8,026	8,403
Total non-current liabilities	5,118,083	5,179,583
Total liabilities	5,917,175	5,759,610
COMMITMENTS AND CONTINGENCIES (see Note 10)
EQUITY:
Common shareholders’ equity
Common stock (no par value, 290,000,000 shares authorized; 108,907,318 shares issued and outstanding at June 30, 2026 and December 31, 2025)	—	—
Paid in capital	1,808,201	1,808,143
Accumulated other comprehensive income	32,773	33,641
Retained earnings	1,119	3,068
Total common shareholders’ equity	1,842,093	1,844,852
Noncontrolling interests	170,946	152,715
Total equity	2,013,039	1,997,567
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,930,214	$7,757,177

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2026	2025
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,325	$34,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,777	178,074
Amortization of deferred financing costs and debt discounts	1,839	1,897
Deferred income taxes and investment tax credit adjustments - net	49,849	34,410
Allowance for equity funds used during construction	(3,444)	(1,401)
Tax credit transfers allocated to noncontrolling interest	189,625	133,010
Change in certain assets and liabilities:
Accounts receivable	22,700	1,078
Inventories	12,616	3,483
Prepayments and other current assets	(9,960)	(10,099)
Tax credit transfer receivable	—	(45,223)
Current regulatory assets and liabilities	(4,220)	(21,701)
Non-current regulatory assets and liabilities	(5,211)	7,035
Accounts payable	(721)	176
Accrued and other current liabilities	(2,029)	1,233
Accrued taxes payable/receivable	3,580	(4,111)
Accrued interest	(549)	(1,878)
Other non-current liabilities	(12,372)	(10,791)
Other	(8,251)	(2,479)
Net cash provided by operating activities	485,554	297,024
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(450,146)	(296,824)
Project development costs	(2,276)	(3,676)
Acquisitions	—	(77,640)
Cost of removal payments	(16,878)	(17,137)
Contributions in aid of construction	8,840	—
Net cash used in investing activities	(460,460)	(395,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	295,000	390,000
Repayments under revolving credit facilities	(20,000)	(490,000)
Repayments of short-term borrowings	(90,000)	(100,000)
Distributions to shareholders	(160,490)	(126,129)
Equity contributions from shareholders	—	410,000
Sales to noncontrolling interests	119,533	149,942
Distributions to noncontrolling interests	(196,061)	(90,392)
Payments for financing fees	—	(983)
Other	(51)	(218)
Net cash provided by financing activities	(52,069)	142,220
Net change in cash, cash equivalents and restricted cash	(26,975)	43,967
Cash, cash equivalents and restricted cash at beginning of period	69,839	26,652
Cash, cash equivalents and restricted cash at end of period	$42,864	$70,619

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$90,005	$89,041
Income taxes	$—	$10,000
Non-cash investing activities:
Accruals for capital expenditures	$119,588	$173,256
Changes to right-of-use assets - finance leases	$—	$13,116
Non-cash financing activities:
Changes to financing lease liabilities	$65	$(12,893)
Noncash contributions from noncontrolling interests related to tax credit transfers	$189,625	$133,010
Noncash distribution to noncontrolling interests	$—	$(46,223)

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Common Shareholders’ Equity
	Common Stock
($ in Thousands)	Outstanding Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income / (loss)	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Redeemable Stock of Subsidiaries
2026
Beginning Balance	108,907	$—	$1,808,143	$33,641	$3,068	$1,844,852	$152,715	$—
Net income / (loss)			—	—	110,121	110,121	(61,362)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(106,290)	(106,290)	—	—
Sales to noncontrolling interests			—	—	—	—	119,883	—
Distributions to noncontrolling interests			—	—	—	—	(192,485)	—
Contributions from noncontrolling interest							189,625
Other			30	—	—	30	—	—
Balance at March 31, 2026	108,907	$—	$1,808,173	$33,207	$6,899	$1,848,279	$208,376	$—
Net income / (loss)			—	—	48,420	48,420	(33,854)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(54,200)	(54,200)	—	—
Distributions to noncontrolling interests			—	—	—	—	(3,576)	—
Other			28	—	—	28	—	—
Balance at June 30, 2026	108,907	$—	$1,808,201	$32,773	$1,119	$1,842,093	$170,946	$—

2025
Beginning Balance	108,907	$—	$1,247,090	$35,378	$2,067	$1,284,535	$68,431	$38,145
Net income / (loss)			—	—	101,143	101,143	(82,595)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(95,312)	(95,312)	—	—
Sales to noncontrolling interests			—	—	—	—	150,191	—
Distributions to noncontrolling interests			—	—	—	—	(326)	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests			—	—	—	—	38,145	(38,145)
Other			35	—	—	35	—	—
Balance at March 31, 2025	108,907	$—	$1,247,125	$34,944	$7,898	$1,289,967	$173,846	$—
Net income / (loss)			—	—	28,749	28,749	(12,986)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(30,817)	(30,817)	—	—
Distributions to noncontrolling interests			—	—	—	—	(135,289)	—
Contributions from shareholders			410,000	—	—	410,000	—	—
Contributions from noncontrolling interests			—	—	—	—	133,010	—
Other			20	—	—	20	—	—
Balance at June 30, 2025	108,907	$—	$1,657,145	$34,510	$5,830	$1,697,485	$158,581	$—

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025
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

AES Indiana owns and operates four generating stations all within the state of Indiana. The first station, Petersburg, consists of two generating units and is undergoing a phased conversion of its remaining coal-fired units to natural gas throughout 2026. Petersburg Unit 3 was taken offline in February 2026 for its conversion outage and returned in June 2026 for commissioning, which includes testing and validating the unit's performance for commercial operations. Petersburg Unit 4 was taken offline in June 2026 for its conversion outage with construction activities ongoing and is expected to be returned in November 2026 for commissioning. The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of June 30, 2026, AES Indiana’s net electric generation capacity at these generating stations for winter is 3,070 MW and net summer capacity is 2,925 MW.

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

On May 16, 2025, AES Indiana, through a wholly-owned subsidiary, completed the acquisition of Crossvine Solar 1, LLC (“Crossvine”), for total consideration of $77.6 million. Crossvine includes the development of 85 MW of solar and 85 MW (340 MWh) of energy storage which is expected to be placed in service in mid-2027.

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

Consolidated VIEs

At June 30, 2026, AES Indiana consolidates a number of entities that have been identified as VIEs under ASC 810, Consolidation. These entities are primarily limited liability entities structured to develop and construct renewable generation and energy storage facilities and related assets. These entities were generally determined to have insufficient equity to finance their activities during development and construction without additional subordinated financial support. AES Indiana also has tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with renewables facilities. These tax equity partnerships meet the definition of a VIE as the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kickout rights. Under these arrangements, the third-party investors are allocated earnings, tax attributes, and distributable cash in accordance with the respective limited liability company agreements. The assets of these tax equity partnerships are restricted from transfer under the terms of their limited liability company agreements. The third-party investor’s ownership interest is recorded as either “Redeemable stock of subsidiaries” or “Noncontrolling interests” in the Consolidated Balance Sheets based on applicable guidance. See Note 9, “Equity - Equity Transactions with Noncontrolling Interests” for further information.

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

At June 30, 2026 and December 31, 2025, the assets of these VIEs were approximately $1,534.8 million and $1,488.7 million, primarily consisting of property, plant and equipment, construction work in progress and other non-current assets. At June 30, 2026 and December 31, 2025, the liabilities of these VIEs were approximately $157.6 million and $276.4 million, primarily consisting of finance leases and accounts payable.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of expected results for the year ending December 31, 2026. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2025 audited consolidated financial statements and notes thereto, which are included in IPALCO’s 2025 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported within the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2026	2025
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$42,859	$69,834
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$42,864	$69,839

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(In Thousands)
Accounts receivable, net
Customer receivables	$173,233	$184,471
Unbilled revenue	83,705	94,875
Amounts due from related parties	12,289	8,533
Other	27,025	22,394
Allowance for credit losses	(14,405)	(14,057)
Total accounts receivable, net	$281,847	$296,216

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	Six Months Ended June 30,
$ in Thousands	2026	2025
Allowance for credit losses:
Beginning balance	$14,057	$29,798
Current period provision	10,783	16,648
Write-offs charged against allowance	(10,936)	(23,711)
Recoveries	501	322
Ending Balance	$14,405	$23,057

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact the collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. Following the implementation of AES Indiana's customer billing system upgrade in the fourth quarter of 2023, a temporary pause in customer disconnections, certain collection efforts, and write-off processes contributed to increased provisions and allowance for credit losses throughout 2025. AES Indiana reinstituted the customer disconnections and write-off processes in March 2025, and third-party collection efforts were reinstituted in the third quarter of 2025. The resumption of these activities resulted in increased write-offs.

Inventories

The following table summarizes our inventory balances at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(In Thousands)
Inventories
Fuel	$2,861	$21,694
Materials and supplies, net	50,358	52,089
Total inventories	$53,219	$73,783

The decrease in fuel inventories primarily relates to the conversion of AES Indiana's remaining two coal-fired units at Petersburg to natural gas. Following Petersburg Units 3 and 4 being taken offline in February and June 2026, respectively, as part of their conversion outages, AES Indiana no longer carries any coal inventories.

AFUDC

AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the periods indicated:

$ in thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
AFUDC equity	$1,854	$732	$3,444	$1,401
AFUDC debt	$5,477	$6,600	$11,148	$16,416

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized over their useful lives. The following table presents information related to the Company’s intangible assets, including the gross amount capitalized and related amortization:

	June 30,	December 31,
$ in thousands	2026	2025
Capitalized software	$306,701	$297,631
Project development intangible assets	147,617	145,370
Other	809	809
Less: Accumulated amortization	(174,519)	(157,850)
Intangible assets - net	$280,608	$285,960

	Three Months Ended June 30,
	2026	2025
Amortization expense	$6,768	$6,231

	Six Months Ended June 30,
	2026	2025
Amortization expense	$14,433	$13,901

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

During the six months ended June 30, 2026, Petersburg Energy Center executed an agreement for $189.6 million to transfer ITCs directly to a third party at a discount. This amount was allocated to noncontrolling interest and treated as a capital contribution from the noncontrolling interest holder. The Company received and distributed to the noncontrolling interest holder, cash proceeds from this transfer of $189.6 million during the six months ended June 30, 2026.

During the six months ended June 30, 2025, Pike County BESS executed an agreement to transfer ITCs directly to a third party for $133.0 million. This amount was allocated to noncontrolling interest and treated as a capital contribution from the noncontrolling interest holder. The Company received and distributed to the noncontrolling interest holder, cash proceeds from this transfer of $87.8 million during the six months ended June 30, 2025.

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
		The amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis as of the beginning of an annual reporting period.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2026-02: Environmental Credits and Environmental Credit Obligations (Topic 818)	The amendments in this Update improve GAAP by providing specific authoritative guidance for environmental credit obligations.	The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

2. REGULATORY MATTERS

Regulatory Rate Review

On June 17, 2026, the IURC issued an order (the “2026 Base Rate Order”) approving in part the Stipulation and Settlement Agreement that AES Indiana entered into on October 15, 2025 with most parties in AES Indiana’s base rate case filing. Among other things, the 2026 Base Rate Order establishes a revenue requirement of $1,979.7 million for AES Indiana’s 2027 electric service base rates, provides for a return on common equity of 9.50% using the capital structure of 49.47% common equity and 50.53% long-term debt and cost of long-term debt of 5.34%, and establishes a rate base of $5.5 billion for AES Indiana’s 2027 electric service base rates. In addition, the 2026 Base Rate Order includes a commitment to not implement additional base rate increases, following the implementation of new base rates under the 2026 Base Rate Order, until at least January of 2030 and to not start a second TDSIC Plan before January of 2028. On July 7, 2026, the OUCC and CAC (parties to the regulatory rate review) each filed a petition for reconsideration and rehearing with the IURC. The IURC has until early September to rule on the request. On July 17, 2026, the OUCC also filed a notice of appeal with the Court of Appeals of Indiana.

AES Indiana will implement new basic rates and charges authorized under the 2026 Base Rate Order in two phases. Phase one rates and charges became effective on July 27, 2026. Phase two rates and charges are anticipated to be effective in January of 2027. New basic rates and charges are subject to refund pending resolution of the regulatory petitions and legal appeal processes.

HEA 1007 - Large Load Customer Project Filing

On April 22, 2026, AES Indiana filed a petition and case in chief seeking IURC approval related to certain generation resources and energy infrastructure investments required to serve increasing demand in AES Indiana's service territory, primarily driven by the anticipated demand for a new data center campus to be located in Monrovia, Indiana, which is being developed by a subsidiary of Alphabet, Inc. (the “Customer”). This energy infrastructure and generation resources primarily required to serve the Customer is referred to as the “Monrovia Project.” AES Indiana is also seeking approval of various accounting and ratemaking requests associated with the Monrovia Project. As part of developing this comprehensive plan, AES Indiana has incorporated certain protections for existing and future customers that ensure the costs of the generation resources and energy infrastructure upgrades required benefit all customers, are fairly allocated, and follow cost causation/beneficiary pays regulatory principles.

The petition includes AES Indiana's plan to serve this increasing demand through the acquisition and development of additional generation resources, including solar and energy storage projects, sufficient to provide 390 MW of new load by the end of 2029. AES Indiana is seeking approval to acquire two development-stage renewables projects located in Indiana, including i) Crosstrack, a 130 MW solar and 130 MW (520 MWh) energy storage project in Pike County with a planned in-service date in late 2028 and ii) Foundry Works, a 200 MW (800 MWh) energy storage project in Lake County with a planned in-service date in mid-2028. Additionally, AES Indiana is seeking approval to develop and construct a 130 MW (520 MWh) energy storage project at its existing Hardy Hills renewable facility in Clinton County with a planned in-service date in March 2029.

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

The IURC has set an evidentiary hearing to be held on August 5 and 6, 2026, and AES Indiana anticipates a final order from the IURC in the fourth quarter of 2026.

3. ARO

AES Indiana’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liabilities for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
	2026	2025
	(In Thousands)
Balance as of January 1	$573,187	$378,460
Liabilities incurred	377	875
Liabilities settled	(12,593)	(10,478)
Revisions to cash flow and timing estimates	(4,555)	(10,575)
Accretion expense	12,677	8,664
Balance as of June 30	$569,093	$366,946
Less: ARO liabilities, current	84,095	58,064
ARO liabilities, non-current	$484,998	$308,882

As of June 30, 2026 and December 31, 2025, AES Indiana did not have any assets that are legally restricted for settling its ARO liabilities. For further information, see Note 4, “ARO” to IPALCO’s 2025 Form 10-K.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at June 30, 2026 and December 31, 2025 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of June 30, 2026				Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$135	$—	$—	$135	$104	$—	$—	$104
Mutual funds	4,655	—	—	4,655	4,324	—	—	4,324
Total VEBA investments	4,790	—	—	4,790	4,428	—	—	4,428
FTRs	—	—	6,584	6,584	—	—	1,584	1,584
Total financial assets measured at fair value	$4,790	$—	$6,584	$11,374	$4,428	$—	$1,584	$6,012
Financial liabilities:
Commodity derivatives	$—	$263	$—	$263	$—		$—	$—
Total financial liabilities measured at fair value	$—	$263	$—	$263	$—	$—	$—	$—

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Beginning Balance	$551	$398	$1,584	$1,526
Issuances	7,237	4,718	7,237	4,718
Settlements	(1,204)	(812)	(2,237)	(1,940)
Ending Balance	$6,584	$4,304	$6,584	$4,304

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	June 30, 2026		December 31, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,858,800	$3,745,378	$3,948,800	$3,812,563
Variable-rate	275,000	275,909	—	—
Total indebtedness	$4,133,800	$4,021,287	$3,948,800	$3,812,563

The difference between the face value and the carrying value of this indebtedness consists of the following:

•unamortized deferred financing costs of $34.9 million and $36.5 million at June 30, 2026 and December 31, 2025, respectively; and

•unamortized discounts of $10.0 million and $10.3 million at June 30, 2026 and December 31, 2025, respectively.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, “Overview and Summary of Significant Accounting Policies - Financial Derivatives” and Note 6, “Derivative Instruments and Hedging Activities” to IPALCO’s 2025 Form 10-K.

Volume of Activity — The following tables present the Company’s maximum notional over the remaining contractual period by type of derivative as of June 30, 2026, and the dates through which the maturities for each type of derivative range:

Commodity	Accounting Treatment	Unit	Maximum Notional (in thousands)	Latest Maturity
FTRs	Not Designated	MWh	9,039	2027
Natural gas	Not Designated	MMBtu	6,973	2028

Accounting and Reporting — The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO’s derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	June 30, 2026	December 31, 2025
FTRs	Not designated	Prepayments and other current assets	$6,584	$1,584
Commodity derivatives	Not designated	Accrued and other current liabilities, Other non-current liabilities	$263	$—

AES Indiana’s commodity contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. Other commodity derivatives are recorded at fair value using the market approach with changes in the fair value recorded to regulatory assets and liabilities. Gains and losses on commodity derivatives are included in future FAC filings, and therefore any realized and unrealized gains and losses are deferred to be returned to or recovered from customers in future periods. For the three and six months ended June 30, 2026 and 2025, gains and losses on the Company's commodity derivatives were not material.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of June 30, 2026 and December 31, 2025, IPALCO did not have any offsetting positions.

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

The amounts reclassified out of AOCI by component during the three and six months ended June 30, 2026 and 2025 are as follows (in Thousands):

Details about AOCI components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Net gains on cash flow hedges	Interest expense	$(578)	$(578)	$(1,156)	$(1,156)
	Income tax effect	144	144	288	288
Total reclassifications for the period, net of income taxes		$(434)	$(434)	$(868)	$(868)

During the next twelve months, the Company expects to reclassify $1.7 million of net gains from accumulated other comprehensive income into earnings.

6. DEBT

Long-Term Debt

The following table presents our long-term debt:

		June 30,	December 31,
Series	Due	2026	2025
		(In Thousands)
AES Indiana first mortgage bonds:
0.75% (2)	April 2026	$—	$30,000
0.95% (2)	April 2026	—	60,000
1.40% (1)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
5.05%	August 2035	350,000	350,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	650,000
Unamortized discount – net		(8,826)	(9,021)
Deferred financing costs		(26,752)	(27,705)
Total long-term debt – AES Indiana		2,948,222	3,037,074
Long-term debt – IPALCO:
4.25% Senior Secured Notes	May 2030	475,000	475,000
5.75% Senior Secured Notes	April 2034	400,000	400,000
Unamortized discount – net		(1,192)	(1,249)
Deferred financing costs		(6,887)	(7,448)
Total long-term debt – IPALCO		866,921	866,303
Total consolidated IPALCO long-term debt		3,815,143	3,903,377
Less: current portion of long-term debt		—	89,902
Net consolidated IPALCO long-term debt (3)		$3,815,143	$3,813,475

(1)First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.
(2)First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority. The notes have a final maturity date of December 1, 2038, but were subject to a mandatory put in April 2026.
(3)Excludes $0.1 million and $0.2 million (current) and $107.0 million and $107.1 million (non-current) finance lease liabilities included in the respective short and long-term debt line items on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. See Note 13, “Leases” for further information.

Line of Credit

AES Indiana entered into a third amendment and restatement of its $500 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Indiana Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $200 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Indiana Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of June 30, 2026 and December 31, 2025, AES Indiana had $275.0 million and $0.0 million in outstanding borrowings on the committed AES Indiana Credit Agreement, respectively.

Significant Transactions

On March 5, 2026, IPALCO announced solicitations of consents (the “Consent Solicitations”) from registered holders of the 2030 IPALCO Notes and the 2034 IPALCO Notes (together, the “Notes”) for proposed amendments to the indentures governing each series to provide that the Merger would not constitute a “Change of Control” under the indentures. The Consent Solicitations expired on May 13, 2026 with IPALCO having not received the requisite consents from the holders.

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

7. INCOME TAXES

IPALCO’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective tax rate	46.9%	29.6%	42.6%	55.4%

The year-to-date rate is different from the combined federal and state statutory rate of 24.9% primarily due to the impact of taxes on noncontrolling interest in subsidiaries and is partially offset by the flowthrough of the net tax benefit related to the reversal of excess deferred taxes and investment tax credits of AES Indiana.

IPALCO’s income tax expense for the six months ended June 30, 2026, was calculated using the estimated annual effective income tax rate for 2026 of 42.7% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

8. BENEFIT PLANS

The following table presents the net periodic benefit cost of the Pension Plans combined:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,011	$1,065	$2,022	$2,130
Interest cost	5,958	6,891	11,916	13,782
Expected return on plan assets	(7,338)	(7,758)	(14,676)	(15,516)
Amortization of prior service cost	480	585	960	1,170
Amortization of actuarial loss	990	1,257	1,980	2,514
Net periodic benefit cost	$1,101	$2,040	$2,202	$4,080

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

9. EQUITY

Paid In Capital

During the six months ended June 30, 2025, IPALCO received $410.0 million in contributions from shareholders. IPALCO then made the same investments in AES Indiana. The proceeds from the equity contributions are intended primarily for funding needs related to AES Indiana’s capital expenditure program. The capital contributions were made on a proportional share basis and, therefore, did not change CDPQ’s or AES’ ownership interests in IPALCO.

Equity Transactions with Noncontrolling Interests

In February 2026, AES Indiana sold additional noncontrolling interests in the Petersburg Energy Center to the tax equity investor, resulting in a $119.9 million increase to “Noncontrolling interests."

In March 2025, as a result of the Pike County BESS project being placed in service, the noncontrolling ownership interest of $38.1 million was reclassified from “Redeemable stock of subsidiaries” to “Noncontrolling interests” on the Condensed Consolidated Balance Sheets. Subsequently, AES Indiana sold additional noncontrolling interests to the tax equity investor, resulting in a $150.2 million increase to “Noncontrolling interests."

10. COMMITMENTS AND CONTINGENCIES

Contingencies

Subsidiary Guarantees

In connection with AES Indiana's renewable projects financed with a tax equity structure, AES Indiana has expressly undertaken limited obligations and commitments on behalf of certain of the Company's subsidiaries, which will only be effective upon the occurrence of future events, such as IRS recapture of tax credits, which is not expected to occur, and will be terminated upon the occurrence of future events. As of June 30, 2026, the maximum undiscounted potential exposure to tax equity financing related guarantees was $556.8 million.

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of June 30, 2026 and December 31, 2025, respectively.

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of June 30, 2026 and December 31, 2025, respectively.

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

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
	Utility	Other	Total	Utility	Other	Total
Revenue	$441,890	$—	$441,890	$438,684	$—	$438,684

Fuel	85,172	—	85,172	99,973	—	99,973
Power purchased	30,530	—	30,530	31,239	—	31,239
Operation and maintenance	149,339	97	149,436	142,212	96	142,308
Depreciation and amortization	93,986	—	93,986	92,469	—	92,469
Taxes other than income taxes	9,388	—	9,388	4,231	—	4,231
Allowance for equity funds used during construction	(1,854)	—	(1,854)	(732)	—	(732)
Interest expense	37,465	10,490	47,955	36,145	10,447	46,592
Other segment items (a)	41	(199)	(158)	245	(39)	206
Income / (loss) before income tax	37,822	(10,388)	27,435	32,902	(10,504)	22,398
Income tax expense / (benefit)	15,988	(3,119)	12,869	10,594	(3,959)	6,635
Net income / (loss)	$21,834	$(7,269)	$14,566	$22,308	$(6,545)	$15,763

Capital expenditures	$217,621	$—	$217,621	$149,708	$—	$149,708

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
	Utility	Other	Total	Utility	Other	Total
Revenue	$963,810	$—	$963,810	$916,384	$—	$916,384

Fuel	196,627	—	196,627	206,482	—	206,482
Power purchased	65,413	—	65,413	66,769	—	66,769
Operation and maintenance	291,073	164	291,237	284,698	218	284,916
Depreciation and amortization	188,777	—	188,777	178,074	—	178,074
Taxes other than income taxes	21,010	—	21,010	13,303	—	13,303
Allowance for equity funds used during construction	(3,444)	—	(3,444)	(1,401)	—	(1,401)
Interest expense	73,342	20,985	94,327	69,688	20,895	90,583
Other segment items (a)	(186)	(367)	(553)	792	(20)	772
Income / (loss) before income tax	131,198	(20,782)	110,416	97,979	(21,093)	76,886
Income tax expense / (benefit)	51,859	(4,768)	47,091	46,786	(4,211)	42,575
Net income / (loss)	$79,339	$(16,014)	$63,325	$51,193	$(16,882)	34,311

Capital expenditures	$450,146	$—	$450,146	$296,824	$—	$296,824

	As of June 30, 2026			As of December 31, 2025
	Utility	Other	Total	Utility	Other	Total
Total assets	$7,923,852	$6,362	$7,930,214	$7,748,106	$9,071	$7,757,177

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

AES Indiana’s revenue from contracts with customers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from contracts with customers	$433,070	$431,952	$946,241	$903,246

The following table presents our revenue from contracts with customers and other revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Retail Revenue
Retail revenue from contracts with customers:
Residential	$161,494	$163,268	$391,810	$382,983
Small commercial and industrial	66,070	63,218	145,844	137,470
Large commercial and industrial	173,713	167,066	335,676	320,980
Public lighting	2,654	2,614	5,532	5,291
Other (1)	2,813	2,462	6,217	5,912
Total retail revenue from contracts with customers	406,744	398,628	885,079	852,636
Alternative revenue programs	7,629	5,827	15,457	11,353
Wholesale Revenue
Wholesale revenue from contracts with customers:	20,504	30,332	54,969	45,515
Miscellaneous Revenue
Capacity revenue	1,293	581	1,707	845
Transmission and other revenue	4,487	2,411	4,487	4,250
Total miscellaneous revenue from contracts with customers	5,780	2,992	6,194	5,095
Other miscellaneous revenue (2)	1,233	905	2,111	1,785
Total Revenue	$441,890	$438,684	$963,810	$916,384

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were as follows (in thousands):

	June 30, 2026	December 31, 2025
Receivables from contracts with customers	$267,403	$280,922

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

13. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land associated with AES Indiana's renewable and storage projects. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Condensed Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets
Right-of-use assets — finance leases	Other non-current assets	$102,845	$104,506
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	$58	$154
Finance lease liabilities (non-current)	Long-term debt	107,048	107,079
Total finance lease liabilities		$107,106	$107,233

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	June 30, 2026	December 31, 2025
Weighted-average remaining lease term — finance leases	35 years	35 years
Weighted-average discount rate — finance leases	5.74%	5.74%

The following table summarizes the components of lease expense recognized in “Operating Costs and Expenses” on the accompanying Condensed Consolidated Statements of Operations as of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Lease Cost	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$713	$369	$1,423	$530
Interest on lease liabilities	1,502	854	3,082	1,180
Total lease cost	$2,215	$1,223	$4,505	$1,710

Operating cash outflows from finance leases were $4.5 million and $4.0 million for the six months ended June 30, 2026 and 2025, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of June 30, 2026 for 2026 through 2030 and thereafter (in thousands):

Finance Leases
2026	$730
2027	5,438
2028	5,893
2029	6,010
2030	6,130
Thereafter	253,657
Total	277,858
Less: Imputed interest	(170,752)
Present value of lease payments	$107,106

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total lease revenue	$521	$270	$972	$832

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in “Property, plant and equipment, net” for the periods indicated (in thousands):

Property, plant and equipment, net	June 30, 2026	December 31, 2025
Gross assets	$8,513	$8,617
Less: Accumulated depreciation	(3,714)	(3,660)
Net assets	$4,799	$4,957

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future lease receipts as of June 30, 2026 for the remainder of 2026 through 2030 and thereafter (in thousands):

Operating Leases
2026	$340
2027	483
2028	446
2029	449
2030	417
Thereafter	262
Total	$2,397

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

EXECUTIVE SUMMARY

Compared with the same period in the prior year, the results for the three months ended June 30, 2026 reflect higher income before income tax of $5.0 million, or 22.5%, as well as a decrease in net income of $1.2 million, or 7.6%, and the results for the six months ended June 30, 2026 reflect higher income before income tax of $33.5 million, or 43.6%, as well as an increase in net income of $29.0 million, or 84.6%, primarily due to factors including, but not limited to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2026 vs. 2025	2026 vs. 2025
Increase due to higher TDSIC rider revenue	$7.7	$16.9
(Decrease) / Increase due to lower / higher ECCRA rider revenue	(2.5)	10.4
Other	(0.2)	6.2
Net change in income before income tax	5.0	33.5
Net increase in income tax expense primarily driven by (i) higher pre-tax income and (ii) an increase in net loss allocated to noncontrolling interests in the current period	(6.2)	(4.5)
Net change in net income	$(1.2)	$29.0

See “Results of Operations” below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenue and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended				Six Months Ended
	June 30,				June 30,
$ in Thousands	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

REVENUE	$441,890	$438,684	$3,206	0.7%	$963,810	$916,384	$47,426	5.2%

OPERATING COSTS AND EXPENSES:
Fuel	85,172	99,973	(14,801)	(14.8)%	196,627	206,482	(9,855)	(4.8)%
Power purchased	30,530	31,239	(709)	(2.3)%	65,413	66,769	(1,356)	(2.0)%
Operation and maintenance	149,436	142,308	7,128	5.0%	291,237	284,916	6,321	2.2%
Depreciation and amortization	93,986	92,469	1,517	1.6%	188,777	178,074	10,703	6.0%
Taxes other than income taxes	9,388	4,231	5,157	121.9%	21,010	13,303	7,707	57.9%
Other, net	15	(159)	174	(109.4)%	19	(164)	183	(111.6)%
Total operating costs and expenses	368,527	370,061	(1,534)	(0.4)%	763,083	749,380	13,703	1.8%

OPERATING INCOME	73,363	68,623	4,740	6.9%	200,727	167,004	33,723	20.2%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	1,854	732	1,122	153.3%	3,444	1,401	2,043	145.8%
Interest expense	(47,955)	(46,592)	(1,363)	2.9%	(94,327)	(90,583)	(3,744)	4.1%
Other income / (expense), net	173	(365)	538	(147.4)%	572	(936)	1,508	(161.1)%
Total other expense, net	(45,928)	(46,225)	297	(0.6)%	(90,311)	(90,118)	(193)	0.2%

INCOME BEFORE INCOME TAX	27,435	22,398	5,037	22.5%	110,416	76,886	33,530	43.6%

Income tax expense	12,869	6,635	6,234	94.0%	47,091	42,575	4,516	10.6%
NET INCOME	14,566	15,763	(1,197)	(7.6)%	63,325	34,311	29,014	84.6%

Less: Net loss attributable to noncontrolling interests	(33,854)	(12,986)	(20,868)	160.7%	(95,216)	(95,581)	365	(0.4)%

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$48,420	$28,749	$19,671	68.4%	$158,541	$129,892	$28,649	22.1%

Revenue

Revenue during the three and six months ended June 30, 2026 increased $3.2 million and $47.4 million compared to the same periods in 2025, which resulted from the following changes (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue:
Retail revenue	$414,373	$404,455	$9,918	2.5%	$900,536	$863,989	$36,547	4.2%
Wholesale revenue	20,504	30,332	(9,828)	(32.4)%	54,969	45,515	9,454	20.8%
Miscellaneous revenue	7,013	3,897	3,116	80.0%	8,305	6,880	1,425	20.7%
Total revenue	$441,890	$438,684	$3,206	0.7%	$963,810	$916,384	$47,426	5.2%

Heating degree days:
Actual	351	443	(92)	(20.8)%	2,893	3,167	(274)	(8.7)%
30-year average	488	485			3,201	3,198

Cooling degree days:
Actual	340	363	(23)	(6.3)%	358	368	(10)	—%
30-year average	349	352			352	355

The following table presents additional data on kWh sold:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026	2025	kWh Change	% Change	2026	2025	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,002	1,073	(71)	(6.6)%	2,555	2,664	(109)	(4.1)%
Small commercial and industrial	389	405	(16)	(4.0)%	875	903	(28)	(3.1)%
Large commercial and industrial	1,539	1,514	25	1.7%	2,981	2,936	45	1.5%
Public lighting	7	8	(1)	(12.5)%	18	18	—	—%
Sales – retail customers	2,937	3,000	(63)	(2.1)%	6,429	6,521	(92)	(1.4)%
Wholesale	288	518	(230)	(44.4)%	730	770	(40)	(5.2)%
Total kWh sold	3,225	3,518	(293)	(8.3)%	7,159	7,291	(132)	(1.8)%

The following graph shows the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three months ended June 30, 2026 as compared to the same period in the prior year:

The following graph shows the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the six months ended June 30, 2026 as compared to the same period in the prior year:

During the three months ended June 30, 2026, revenue increased $3.2 million compared to the same period of the prior year, and during the six months ended June 30, 2026, revenue increased $47.4 million compared to the same period of the prior year. These changes were primarily due to the following:

$ in millions	Three Months Ended June 30, 2026 vs. 2025	Six Months Ended June 30, 2026 vs. 2025
Retail revenue:

Volume:
Net decrease in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$(8.3)	$(12.0)
Price:
Net increase in the weighted average price of retail kWh sold primarily due to higher rider revenues, including ECCRA and TDSIC	16.8	45.1

Other:
Primarily due to increase in miscellaneous charges to customers (including reconnection and late fee charges)	1.4	3.4

Net change in retail revenue	9.9	36.5

Wholesale revenue:

Volume:
Net decrease in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	(13.5)	(2.3)
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	3.7	11.8

Net change in wholesale revenue	(9.8)	9.5

Miscellaneous revenue	3.1	1.4

Net change in revenue	$3.2	$47.4

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating costs and expenses:
Fuel	$85,172	$99,973	$(14,801)	(14.8)%	$196,627	$206,482	$(9,855)	(4.8)%
Power purchased	30,530	31,239	(709)	(2.3)%	65,413	66,769	(1,356)	(2.0)%
Operation and maintenance	149,436	142,308	7,128	5.0%	291,237	284,916	6,321	2.2%
Depreciation and amortization	93,986	92,469	1,517	1.6%	188,777	178,074	10,703	6.0%
Taxes other than income taxes	9,388	4,231	5,157	121.9%	21,010	13,303	7,707	57.9%
Other, net	15	(159)	174	(109.4)%	19	(164)	183	(111.6)%
Total operating costs and expenses	$368,527	$370,061	$(1,534)	(0.4)%	$763,083	$749,380	$13,703	1.8%

Fuel

The decreases in Fuel of $14.8 million and $9.9 million during the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year were primarily due to the following:

$ in millions	Three Months Ended June 30, 2026 vs. 2025	Six Months Ended June 30, 2026 vs. 2025
Volume:
Coal	$(12.1)	$(26.9)
Natural gas	(0.8)	29.6
Oil	(0.3)	—
Net change in volume	(13.2)	2.7
Price:
Coal	0.2	0.8
Natural gas	3.9	4.2
Oil	0.3	0.3
Deferred fuel	(6.0)	(17.9)
Net change in price	(1.6)	(12.6)

Net change in fuel expense	$(14.8)	$(9.9)

The decrease in coal volume is primarily attributable to Petersburg Units 3 and 4 being taken offline in February and June 2026, respectively, as part of their conversion from coal to natural gas. Correspondingly, natural gas consumption increased due to the shift in fuel mix associated with these unit conversions. The changes in the price of fuel are reflective of market prices for natural gas. We are generally permitted to recover underestimated fuel costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel costs incurred for wholesale energy sales are considered in the Off-System Sales Margin rider.

Power Purchased

The decreases in Power purchased of $0.7 million and $1.4 million during the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year were primarily due to the following:

$ in millions	Three Months Ended June 30, 2026 vs. 2025	Six Months Ended June 30, 2026 vs. 2025
Volume:
Net increase (decrease) in the volume of power purchased primarily due to AES Indiana's generation units running less / more frequently during the respective periods	$7.6	$(1.5)
Price:
Market prices	2.3	18.9
Deferred power purchased	(10.1)	(18.9)
Net change in price	(7.8)	—

Other, net (mostly due to changes in capacity purchases)	(0.5)	0.1

Net change in power purchased costs	$(0.7)	$(1.4)

The volume of Power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the relative cost of producing power versus purchasing power in the market. The market price of Power purchased is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased. We are generally permitted to recover underestimated Power purchased costs to serve our retail customers in future rates through quarterly FAC proceedings. Additionally, power purchased costs incurred for wholesale energy sales are considered in the Off-System Sales Margin rider.

Operation and Maintenance

The increases in Operation and maintenance of $7.1 million and $6.3 million during the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year were primarily due to the following:

$ in millions	Three Months Ended June 30, 2026 vs. 2025	Six Months Ended June 30, 2026 vs. 2025
Increase in contracted services expenses	$6.2	$5.2
Increase in DSM program costs (a)	0.9	2.3
Decrease due to lower expected credit losses	(3.1)	(5.6)
Other, net	3.1	4.4
Net change in operation and maintenance costs	$7.1	$6.3

(a) There is corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization

The increases in Depreciation and amortization expense of $1.5 million and $10.7 million during the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year were primarily attributed to the impact of additional assets placed in service related with AES Indiana's renewable projects.

Taxes Other Than Income Taxes

The increases in Taxes other than income taxes of $5.2 million and $7.7 million during the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year were attributed to increases in property tax expense of $4.9 million and $7.5 million, respectively. These increases were driven by higher assessed property values resulting from AES Indiana's capital expenditure program, as well as property taxes associated with AES Indiana's renewable energy projects.

Other (Expense) / Income, Net

The following table illustrates our changes in Other (expense) / income, net during the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other (expense) / income, net
Allowance for equity funds used during construction	$1,854	$732	$1,122	153.3%	$3,444	$1,401	$2,043	145.8%
Interest expense	(47,955)	(46,592)	(1,363)	2.9%	(94,327)	(90,583)	(3,744)	4.1%
Other income / (expense), net	173	(365)	538	(147.4)%	572	(936)	1,508	(161.1)%
Total other expense, net	$(45,928)	$(46,225)	$297	(0.6)%	$(90,311)	$(90,118)	$(193)	0.2%

Interest Expense

The increases in Interest expense of $1.4 million and $3.7 million during the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year were primarily due to decreases in the allowance for borrowed funds used during construction of $1.1 million and $5.3 million, respectively.

Income Tax Expense

The following table illustrates our changes in Income tax expense during the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax expense	$12,869	$6,635	$6,234	94.0%	$47,091	$42,575	$4,516	10.6%

The increases in Income tax expense of $6.2 million and $4.5 million during the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year were primarily driven by (i) higher pre-tax income and (ii) an increase in net loss allocated to noncontrolling interests in the current period.

Net Loss Attributable to Noncontrolling Interests

The following table illustrates the change in Net loss attributable to noncontrolling interests during the three and six months ended June 30, 2026, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Less: Net loss attributable to noncontrolling interests	$(33,854)	$(12,986)	$(20,868)	160.7%	$(95,216)	$(95,581)	$365	(0.4)%

The increase in Net loss attributable to noncontrolling interests of $20.9 million for the three months ended June 30, 2026, respectively, compared to the corresponding period of the prior year, was primarily driven by the allocation of net losses to the tax equity investor related to Petersburg Energy Center following its placement in service in November 2025. The decrease in Net loss attributable to noncontrolling interests of $0.4 million for the six months ended June 30, 2026, compared to the corresponding period of the prior year, was primarily driven by the allocation of net losses to the tax equity investor in connection with Petersburg Energy Center following its placement in service in November 2025, partially offset by lower net losses allocated to the tax equity investor related to Pike County BESS following its placement in service in March 2025. See Note 2, “Regulatory Matters - IRP Filings and Replacement Generation” to the Financial Statements included in IPALCO's 2025 Form 10-K for further discussion.

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

Operational

Weather and Seasonal Trends

On July 9, 2026, the National Oceanographic and Atmospheric Administration (“NOAA”) declared an El Niño advisory. There is a forecast consensus across agencies, including the International Research Institute for Climate and Society (“IRI”) along with NOAA, for strong-to-record-setting El Niño conditions in late 2026 into 2027. These conditions have traditionally led to strong weather impacts. Current seasonal outlooks favor above-normal winter temperatures across the midwestern U.S. during the 2026–2027 heating season, which, if realized, could result in lower retail electric sales during the fourth quarter of 2026 and first quarter of 2027 relative to normal weather assumptions. If actual conditions materialize consistent with the forecast consensus, the resulting impact could be material to the Company's results of operations, financial condition, and cash flows.

Trade Restrictions and Supply Chain

In April 2022, the U.S. Department of Commerce (“Commerce”) initiated an investigation into whether imports into the U.S. of solar cells and panels from Cambodia, Malaysia, Thailand and Vietnam (“Southeast Asia”) were circumventing antidumping and countervailing duty (“AD/CVD”) orders on solar cells and panels from China. In August 2023, Commerce rendered final affirmative findings of circumvention with respect to all four countries, which resulted in the imposition of AD/CVD duties on certain imported cells and panels from Southeast Asia. Commerce's determination and related matters remain the subject of ongoing litigation before the U.S. Court of Appeals for the Federal Circuit ("Federal Circuit").

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

The Trump Administration has threatened or imposed tariffs on a wide range of countries and products. On February 10, 2025, President Trump signed Executive Orders modifying existing tariffs under Section 232 of the Trade Expansion Act of 1962 (“Section 232”) on steel and aluminum imports to expand their scope and impose 25% tariffs on both products. The President raised these rates to 50% effective June 4, 2025. Starting in August 2025, the President imposed Section 232 tariffs on imported copper products and copper-intensive derivative products. In April 2026, the President issued a new Proclamation applying a tariff rate of 50% on articles wholly of steel, aluminum, or copper, and a rate of 25% on derivative products substantially made of those metals, in each case assessed on the full customs value of the imported article. In June 2026, the President further adjusted these tariff regimes. At this time, we do not expect the modifications to tariffs on steel, aluminum, and copper will have a material impact on our business.

On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act (“IEEPA”) with respect to U.S. importation of fentanyl and imposing tariffs on Mexico, Canada, and China. On April 2, 2025, the President issued an Executive Order pursuant to IEEPA imposing reciprocal tariffs on almost all goods imported into the U.S. In February 2026, on review of lower court decisions declaring the tariffs unlawful, the Supreme Court issued a decision holding that IEEPA does not authorize tariffs. In response, the President issued new 10% tariffs on almost all trading partners under Section 122 of the Trade Act of 1974, which expired on July 24, 2026. The Section 122 tariffs are currently under review by the Federal

Circuit, following a May 2026 ruling from the CIT finding them to be unlawful. In parallel, the Office of the U.S. Trade Representative (“USTR”) initiated investigations under Section 301 concerning possible persistent trade surpluses and unused capacity with respect to China, the EU, South Korea, and certain other major trading partners. USTR also initiated a Section 301 investigations on 60 countries regarding potential failures to take action on forced labor. Effective July 24, 2026, the USTR imposed tariffs ranging from 10% to 12.5% stemming from these investigations. The impact of these Section 122 tariffs and potential Section 301 tariffs on the Company is uncertain.

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

In January 2026, the President issued a Proclamation under Section 232 concerning the importation of several critical minerals (including graphite and lithium) from any country. The Proclamation does not impose tariffs on the critical minerals but directs Commerce and USTR to negotiate agreements with foreign partners to secure reliable access to the critical minerals. An update on the outcome or status of these negotiations was to be provided to the President within 180 days of the Proclamation, but the update has not been provided to date. If the negotiations fail to result in agreements or to adequately address the identified risks, the President may consider trade-restrictive measures with respect to the critical minerals. The outcome of this process as well as its potential impact on the Company are uncertain.

The Trump Administration has reached bilateral trade agreements or frameworks with several trading partners (including the EU, Japan, and South Korea, among others). Trade negotiations are ongoing with many trading partners concerning various goods and industry sectors.

In July 2026, the Federal Communications Commission (“FCC”) updated its “Covered List” to include new foreign-produced power inverters, thereby generally prohibiting such inverters from receiving FCC authorization to be imported, marketed, or sold in the US. However, the FCC’s action does not affect the continued importing, marketing, or selling of existing models of power inverters that have already received FCC equipment authorization or the continued use of such devices that have already been purchased. In addition, entities may seek “Conditional Approval” to import and sell new foreign-produced power inverters. At this time, we do not believe this action by the FCC will have a significant impact on our solar and battery projects under development.

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

Regulatory

Regulatory Rate Review

On June 17, 2026, the IURC issued an order (the “2026 Base Rate Order”) approving in part the Stipulation and Settlement Agreement that AES Indiana entered into on October 15, 2025 with most parties in AES Indiana’s base rate case filing. Please see Note 2, “Regulatory Matters - Regulatory Rate Review” to the Financial Statements included in this Form 10-Q for further discussion.

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

Indiana Energy Legislation

On February 19, 2026, the Indiana General Assembly passed new energy legislation (HEA 1002) (2026), which was signed into law by Indiana Governor Braun and became effective on February 26, 2026. HEA 1002 includes several provisions that affect electric utility ratemaking, such as multi‑year rate plans ("MYRPs"), a low‑income rate program, and performance‑based ratemaking. AES Indiana has completed its evaluation of and is implementing HEA 1002. The implementation of MYRPs requires Indiana's investor-owned electric utilities to begin filing MYRPs on a rolling, three-year cadence, with AES Indiana required to file in 2029, with rates effective in 2030, if approved. The legislation also requires performance incentive mechanisms that measure each utility against specific performance metrics, adjusting authorized returns based on customer affordability and service restoration goals.

On July 14, 2026, the IURC announced action items resulting from its Energy Affordability investigative inquiry involving all Indiana investor-owned electric utilities. These actions include evaluating the impact of MYRPs under HEA 1002 (2026) on authorized returns and tracking mechanisms. AES Indiana will participate in these proceedings and will incorporate any IURC findings in its future MYRP filings.

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

The EPA's final CCR rule became effective in October 2015 (the “CCR Rule”). Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act (“WIIN Act”) includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. On May 28, 2026, EPA reopened the comment period for the 2020 proposed rule. If a final federal CCR permit program is finalized before Indiana establishes a final state-level CCR permit program, AES Indiana could eventually be required to apply for a federal CCR permit from the EPA. Following prior rulemaking development and comment periods, on December 18, 2025, the Indiana Environmental Rules Board adopted a final CCR rule that includes regulation of CCR through a state permitting program. IDEM submitted its State of Indiana Coal Combustion Residuals Permit Program Application to EPA on June 26, 2026. The rule and permitting program would become effective upon approval by EPA.

On July 14, 2026, EPA published an Advanced Notice of Proposed Rulemaking intended to solicit feedback from the public on a general permit approach that could be developed to allow owners and operators of CCR facilities to temporarily obtain permit coverage until an individual permit is issued by the EPA or an approved state CCR permit program is in effect.

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

CWA – Facility Response Plan

On March 28, 2022, the EPA published a proposed rule to establish Facility Response Plan (“FRP”) requirements for non-transportation onshore facilities that store CWA hazardous substances and meet certain criteria and thresholds. On March 28, 2024, the EPA published the final CWA Hazardous Substance Facility Response Plans rule which became effective on May 27, 2024. On February 18, 2026, EPA published an Advanced Notice of Proposed Rulemaking (ANPRM) in the Federal Register. The ANPRM seeks public input of a variety of issues related to applicability and implementation of the current final rule. On March 5, 2026, EPA published in the Federal Register a proposed rule extending the compliance date. The proposed rule would extend the compliance date by 3 years and remove references to “environmental justice” and “climate change.” It is too early to determine whether this final rule may have a material impact on our business, financial condition or results of operation.

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

CWA - Steam Effluent Limitations Guidelines (ELG) Rule

In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waterways by steam-electric power plants through technology applications. In 2020, EPA issued a final rule, known as the 2020 Reconsideration Rule, revising certain aspects of the 2015 ELG rule. Following the 2019 U.S. Court of Appeals vacatur and remand of portions of the 2015 ELG rule related to leachate and legacy water, on May 9, 2024, EPA published a final rule revising the 2020 Reconsideration Rule which became effective on July 8, 2024. The final rule established more stringent best available technology limits for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate and established a new set of definitions and new limits for leachate legacy wastewater. Wastewater treatment technologies already installed and operated at Petersburg met the requirements of these rules. On December 31, 2025, EPA published a final rule extending the 2024 ELG Rule compliance deadlines. On May 18, 2026, EPA published a proposed rule related to unmanaged combustion residual leachate. The proposed rule would revise certain best available technology limits in the 2024 ELG Rule and would extend the compliance deadline from December 31, 2029 to December 31, 2034. We are currently reviewing the proposed rule, and it is too early to determine whether any outcome of this final rule, litigation or future revisions to the ELG rule might have a material impact on our business, financial condition and results of operations.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of June 30, 2026, we had unrestricted cash and cash equivalents of $42.9 million and available borrowing capacity of $225 million under our unsecured revolving AES Indiana Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $1.25 billion of short-term indebtedness outstanding at any time through July 30, 2028. In February 2024, AES Indiana received an order from the IURC granting authority through December 31, 2026 to, among other things, issue up to $1 billion in aggregate principal amount of long-term debt, of which $0 million remains available under the order as of June 30, 2026. This order also grants authority to have up to $750 million of amounts outstanding under long-term credit agreements and liquidity facilities, of which $475 million remains available under the order as of June 30, 2026. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Net cash provided by operating activities	$485,554	$297,024	$188,530
Net cash used in investing activities	(460,460)	(395,277)	(65,183)
Net cash provided by financing activities	(52,069)	142,220	(194,289)
Net change in cash, cash equivalents and restricted cash	(26,975)	43,967	(70,942)
Cash, cash equivalents and restricted cash at beginning of period	69,839	26,652	43,187
Cash, cash equivalents and restricted cash at end of period	$42,864	$70,619	$(27,755)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Net income	$63,325	$34,311	$29,014
Depreciation and amortization	188,777	178,074	10,703
Deferred income taxes and investment tax credit adjustments - net	49,849	34,410	15,439
Tax credit transfer proceeds allocated to noncontrolling interest	189,625	133,010	56,615
Other adjustments to net income	(1,605)	496	(2,101)
Net income, adjusted for non-cash items	489,971	380,301	109,670
Net change in operating assets and liabilities(1)	(4,417)	(83,277)	78,860
Net cash provided by operating activities	$485,554	$297,024	$188,530

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was driven by changes in the following (in thousands):

Increase driven by collection in the prior year of the receivable related with the tax credit transfer proceeds allocated to a noncontrolling interest	$45,223
Increase from lower net accounts receivable driven by the timing of collections	21,622
Increase due to lower inventory, primarily coal, resulting from the retirement of the Petersburg coal units.	9,133
Other	2,882
Net change in operating assets and liabilities	$78,860

Investing Activities

Net cash used in investing activities decreased $65.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, which was primarily driven by (in thousands):

Increase in cash outflows for capital expenditures, net of contributions in aid of construction, related to growth capital expenditures, primarily related to the Petersburg Units 3 and 4 conversion project	$(144,482)
Decrease due to lower cash outflows following the acquisition completed in 2025.	77,640
Other	1,659
Net change in investing activities	$(65,183)

Financing Activities

Net cash provided by financing activities decreased $194.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, which was primarily driven by (in thousands):

Increase due to equity contributions from shareholders in 2025	$(410,000)
Decrease due to higher distributions to noncontrolling interests	(105,669)
Decrease due to higher distributions to shareholders	(34,361)
Increase due to greater net revolver borrowings on the AES Indiana Credit Agreement	375,000
Other	(19,259)
Net change in financing activities	$(194,289)

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

We had the following amounts available under the revolving Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at June 30, 2026
AES Indiana	Revolving	March 2030	$500.0	$225.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2026 through 2028 (including amounts already expended in the first six months of 2026) is currently estimated to cost approximately $4.2 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

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

On June 23, 2026, Moody’s Investors Service downgraded the credit rating of AES Indiana, from Baa1 to Baa2 and its debt rating from A2 to A3. Moody’s Investors Service affirmed the Baa3 debt rating of IPALCO Enterprises. The outlooks for both AES Indiana and IPALCO were revised from negative to stable.

The following table presents the debt ratings and credit ratings (issuer/corporate rating) and outlook for IPALCO and AES Indiana.

Debt ratings	IPALCO	AES Indiana	Outlook
Fitch Ratings	BBB (a)	A (b)	Stable
Moody’s Investors Service	Baa3 (a)	A3 (b)	Stable
S&P Global Ratings	BBB- (a)	A- (b)	Stable

Credit ratings	IPALCO	AES Indiana	Outlook
Fitch Ratings	BBB-	BBB+	Stable
Moody’s Investors Service	—	Baa2	Stable
S&P Global Ratings	BBB	BBB	Stable

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the six months ended June 30, 2026 and 2025, IPALCO paid $160.5 million and $126.1 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory and legal considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, “Overview and Summary of Significant Accounting Policies” of this report and in IPALCO’s 2025 Form 10-K. The Company’s other critical accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2025 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in IPALCO’s 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2026, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

For more background on the proposed AES Merger, see Note 1, “Overview and Summary of Significant Accounting Policies - Proposed AES Merger.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 23, 2026, the Boards of Directors (the “Boards”) of IPALCO Enterprises, Inc. and Indianapolis Power & Light Company, doing business as AES Indiana (the “Companies”), subsidiaries of The AES Corporation (“AES”), dismissed Ernst & Young LLP (“EY”) as the Companies’ independent registered public accounting firm, due to the fact that EY will no longer be considered independent with respect to AES and its subsidiaries under the rules of the Securities and Exchange Commission (the “SEC”) after the closing of the announced Agreement and Plan of Merger (the “Merger Agreement”), by and among AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into AES (the “Merger”), with AES continuing as the surviving corporation in the Merger. Parent is jointly controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. The dismissal is effective upon the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

The audit reports of EY on the Companies’ consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2025 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2024 and 2025, and the subsequent interim period through the date of the Current Report on Form 8- K filed with the SEC on July 27, 2026 (the “Current Report”), there were no (i) disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) between the Companies and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of

EY, would have caused EY to make reference to the subject matter of the disagreement in connection with its report on the consolidated financial statements of the Companies for the applicable year, or (ii) reportable events (within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions under the Exchange Act). The Companies provided EY with a copy of the disclosures in the Current Report and requested that EY provide the Companies with a letter addressed to the SEC stating whether EY agrees with the statements made by the Companies therein. A copy of EY’s letter, dated July 27, 2026, is filed as Exhibit 16.1 to the Current Report.

Following consideration of multiple accounting firms, on July 23, 2026, the Boards engaged KPMG LLP (“KPMG”) as the independent registered public accounting firm for the Companies for the fiscal year ending December 31, 2026, effective with EY’s dismissal upon the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

As part of the request for proposal process by which KPMG was selected, KPMG and AES identified that, during the year ending December 31, 2026 (the “Audit Period”), various member firms within the KPMG International network (“KPMG Member Firms”) provided tax advisory support, payroll processing, employment legal advice, and financial model review services to certain subsidiaries of AES. Each of these services contain one or more components of work performed during the Audit Period that render them to be impermissible services (“Impermissible Services”) pursuant to SEC Regulation S-X Rule 2-01 and therefore impact KPMG’s independence with respect to AES and the Companies. Prior to the appointment of KPMG as the independent registered public accounting firm for the Companies, all Impermissible Services have either been completed or terminated.

The Impermissible Services were strictly advisory or clerical in nature, and management of AES retained sole decision-making authority and responsibility for all underlying data and assumptions. Additionally, these services were limited to foreign affiliates of AES, the subject matters to which the services relate are not expected to be in-scope for the consolidated group audit of AES nor for the audits of the Companies, and the fees associated with the Impermissible Services are immaterial to AES and KPMG.

KPMG considered whether the matters noted above impacted its objectivity and ability to exercise impartial judgment with regard to its engagement as the Companies' independent registered public accounting firm and has concluded that KPMG’s objectivity and ability to exercise impartial judgment has not been impaired. After taking into consideration the facts and circumstances of the above matters and KPMG’s determination, AES and the Boards also concluded that KPMG’s objectivity and ability to exercise impartial judgment has not been impaired.

During the fiscal years ended December 31, 2024 and 2025, and the subsequent interim period through the date of the Current Report, neither the Companies, nor anyone on the Companies’ behalf, consulted with KPMG regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Companies’ consolidated financial statements, and no written report or oral advice was provided by KPMG to the Companies that KPMG concluded was an important factor considered by the Companies in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was the subject of either a disagreement (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions under the Exchange Act) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions under the Exchange Act).

ITEM 6. EXHIBITS

Exhibit No.	Document

16.1	Letter to the Securities and Exchange Commission from Ernst & Young LLP, dated July 27, 2026 (Incorporated by reference to Exhibit No. 16.1 to IPALCO's Form 8-K dated as of July 27, 2026)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

Date:	August 4, 2026	/s/ Sherry Kohan
Sherry Kohan
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2026	/s/ Robert Osborn
Robert Osborn
Controller
(Principal Accounting Officer)