Form 10-Q
period 2026-09-30
IPALCO ENTERPRISES, INC.
filed 2026-11-03
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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

At November 3, 2026, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructures Fund L.P., a wholly-owned subsidiary of Caisse de dépôt et placement du Québec.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2026

GLOSSARY OF TERMS
The following is a list of frequently used terms, abbreviations or acronyms that are found in this Form 10-Q:

2025 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended
2026 Base Rate Order	The order issued in June 2026 by the IURC authorizing AES Indiana to implement new basic rates and charges in two phases. Phase one rates and charges became effective on July 27, 2026. Phase two rates and charges are anticipated to be effective in the first quarter of 2027.
2030 IPALCO Notes	$475 million of 4.25% IPALCO Enterprises, Inc. Senior Secured Notes due May 1, 2030
2034 IPALCO Notes	$400 million of 5.75% IPALCO Enterprises, Inc. Senior Secured Notes due April 1, 2034
AES	The AES Corporation
AES Indiana	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
AES Indiana Credit Agreement	$500 million AES Indiana Amended and Restated Credit Agreement, dated as of March 25, 2025
AES U.S. Investments	AES U.S. Investments, Inc.
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BESS	Battery Energy Storage System
CAA	U.S. Clean Air Act
CAC	Citizens Action Coalition of Indiana
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CWA	U.S. Clean Water Act
ECCRA	Environmental Compliance Cost Recovery Adjustment
EGUs	Electrical Generating Units
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HEA	House Enrolled Act
HLBV	Hypothetical Liquidation Book Value
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc. and its consolidated subsidiaries
IPL	Indianapolis Power & Light Company and its consolidated subsidiaries, which does business as AES Indiana
IRA	U.S. Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
ITC	Investment Tax Credit
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
La Caisse	CDP Infrastructures Fund L.P., a wholly-owned subsidiary of Caisse de dépôt et placement du Québec
MISO	Midcontinent Independent System Operator, Inc.

MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
OUCC	Indiana Office of Utility Consumer Counselor
Pension Plans	Employees’ Retirement Plan of AES Indiana and Supplemental Retirement Plan of AES Indiana
PTC	Production Tax Credit
SEC	United States Securities and Exchange Commission
SO2	Sulfur Dioxide
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
U.S.	United States of America
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable Interest Entity
WOTUS	Waters of the U.S.

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
•commodity and other input costs;
•performance of contracts by our contract counterparties, including suppliers or customers;
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” in IPALCO’s 2025 Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in IPALCO’s 2025 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2026 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. These risks may also be specifically described in our other Quarterly Reports on Form 10-Q in “Part II - Item 1A. Risk Factors”, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In Thousands)
REVENUE	$582,128	$529,344	$1,545,938	$1,445,728

OPERATING COSTS AND EXPENSES:
Fuel	116,775	138,017	313,402	344,499
Power purchased	61,354	38,604	126,767	105,373
Operation and maintenance	148,181	135,041	439,418	419,957
Depreciation and amortization	95,494	93,239	284,271	271,313
Taxes other than income taxes	10,374	6,262	31,384	19,565
Other, net	—	—	19	(164)
Total operating costs and expenses	432,178	411,163	1,195,261	1,160,543

OPERATING INCOME	149,950	118,181	350,677	285,185

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	2,204	622	5,648	2,023
Interest expense	(48,820)	(42,211)	(143,147)	(132,794)
Other (expense) / income, net	(564)	(210)	8	(1,146)
Total other expense, net	(47,180)	(41,799)	(137,491)	(131,917)

INCOME BEFORE INCOME TAX	102,770	76,382	213,186	153,268

Income tax expense	40,098	20,368	87,189	62,943
NET INCOME	62,672	56,014	125,997	90,325

Less: Net loss attributable to noncontrolling interests	(31,495)	(7,715)	(126,711)	(103,296)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$94,167	$63,729	$252,708	$193,621

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In Thousands)
NET INCOME	$62,672	$56,014	$125,997	$90,325

Derivative activity:
Reclassification to earnings, net of income tax effect of $144, $144, $432 and $432, for each respective period	(434)	(434)	(1,302)	(1,302)
Other comprehensive loss	(434)	(434)	(1,302)	(1,302)

Comprehensive income	62,238	55,580	124,695	89,023

Less: comprehensive loss attributable to noncontrolling interests	(31,495)	(7,715)	(126,711)	(103,296)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$93,733	$63,295	$251,406	$192,319

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2026	2025
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,918	$69,834
Accounts receivable, net of allowance for credit losses of $12,389 and $14,057, respectively	304,143	296,216
Inventories	52,595	73,783
Regulatory assets, current	88,496	82,136
Taxes receivable	12,259	18,247
Prepayments and other current assets	54,293	28,349
Total current assets	577,704	568,565
NON-CURRENT ASSETS:
Property, plant and equipment, net of accumulated depreciation of $2,530,875 and $3,288,070, respectively	6,480,206	6,019,436
Intangible assets - net	278,508	285,960
Regulatory assets, non-current	598,266	615,324
Pension plan assets	35,044	33,938
Other non-current assets	158,719	233,954
Total other non-current assets	7,550,743	7,188,612
TOTAL ASSETS	$8,128,447	$7,757,177
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt (see Notes 6 and 13)	$235,006	$90,056
Accounts payable	289,329	278,886
Accrued taxes	40,397	27,636
Accrued interest	80,559	48,696
Customer deposits	15,734	15,199
Regulatory liabilities, current	52,363	32,401
Asset retirement obligations, current	58,850	40,724
Accrued and other current liabilities	61,775	46,429
Total current liabilities	834,013	580,027
NON-CURRENT LIABILITIES:
Long-term debt (see Notes 6 and 13)	4,011,382	3,920,555
Deferred income tax liabilities	541,382	455,941
Regulatory liabilities, non-current	97,488	259,062
Accrued other postretirement benefits	3,347	3,159
Asset retirement obligations, non-current	549,999	532,463
Other non-current liabilities	8,211	8,403
Total non-current liabilities	5,211,809	5,179,583
Total liabilities	6,045,822	5,759,610
COMMITMENTS AND CONTINGENCIES (see Note 10)
EQUITY:
Common shareholders’ equity
Common stock (no par value, 290,000,000 shares authorized; 108,907,318 shares issued and outstanding at September 30, 2026 and December 31, 2025)	—	—
Paid in capital	1,894,731	1,808,143
Accumulated other comprehensive income	32,339	33,641
Retained earnings	22,686	3,068
Total common shareholders’ equity	1,949,756	1,844,852
Noncontrolling interests	132,869	152,715
Total equity	2,082,625	1,997,567
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,128,447	$7,757,177

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2026	2025
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,997	$90,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284,271	271,313
Amortization of deferred financing costs and debt discounts	2,780	2,803
Deferred income taxes and investment tax credit adjustments - net	82,287	51,847
Allowance for equity funds used during construction	(5,648)	(2,023)
Tax credit transfers allocated to noncontrolling interest	189,625	133,010
Change in certain assets and liabilities:
Accounts receivable	(3,075)	12,028
Inventories	14,113	11,732
Prepayments and other current assets	3,132	(10,539)
Current regulatory assets and liabilities	10,572	31,624
Non-current regulatory assets and liabilities	(13,313)	569
Accounts payable	40,504	37,603
Accrued and other current liabilities	6,328	3,472
Accrued taxes payable/receivable	12,288	(538)
Accrued interest	31,863	35,286
Other non-current liabilities	(25,250)	(18,339)
Other	(5,995)	(4,031)
Net cash provided by operating activities	750,479	646,142
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(691,781)	(547,963)
Project development costs	(3,233)	(1,728)
Acquisitions	—	(77,640)
Cost of removal payments	(76,998)	(23,052)
Contributions in aid of construction	12,993	—
Net cash used in investing activities	(759,019)	(650,383)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	365,000	440,000
Repayments under revolving credit facilities	(130,000)	(515,000)
Repayments of short-term borrowings	—	(400,000)
Long-term borrowings	90,000	350,000
Repayments of long-term borrowings	(90,000)	(40,000)
Distributions to shareholders	(233,090)	(199,044)
Equity contributions from shareholders	86,500	410,000
Sales to noncontrolling interests	119,533	149,942
Distributions to noncontrolling interests	(202,643)	(140,220)
Payments for financing fees	(573)	(5,659)
Other	(103)	(245)
Net cash provided by financing activities	4,624	49,774
Net change in cash, cash equivalents and restricted cash	(3,916)	45,533
Cash, cash equivalents and restricted cash at beginning of period	69,839	26,652
Cash, cash equivalents and restricted cash at end of period	$65,923	$72,185

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$105,948	$92,550
Income taxes	$—	$15,400
Non-cash investing activities:
Accruals for capital expenditures	$113,796	$175,170
Changes to right-of-use assets - finance leases	$1,035	$14,151
Non-cash financing activities:
Changes to financing lease liabilities	$(179)	$(13,102)
Non-cash contributions from noncontrolling interests related to tax credit transfers	$189,625	$133,010
Non-cash distribution to noncontrolling interests	$—	$(46,223)

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Common Shareholders’ Equity
	Common Stock
($ in Thousands)	Outstanding Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income / (loss)	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Redeemable Stock of Subsidiaries
2026
Beginning Balance	108,907	$—	$1,808,143	$33,641	$3,068	$1,844,852	$152,715	$—
Net income / (loss)			—	—	110,121	110,121	(61,362)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(106,290)	(106,290)	—	—
Sales to noncontrolling interests			—	—	—	—	119,883	—
Distributions to noncontrolling interests			—	—	—	—	(192,485)	—
Contributions from noncontrolling interest			—	—	—	—	189,625	—
Other			30	—	—	30	—	—
Balance at March 31, 2026	108,907	$—	$1,808,173	$33,207	$6,899	$1,848,279	$208,376	$—
Net income / (loss)			—	—	48,420	48,420	(33,854)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(54,200)	(54,200)	—	—
Distributions to noncontrolling interests			—	—	—	—	(3,576)	—
Other			28	—	—	28	—	—
Balance at June 30, 2026	108,907	$—	$1,808,201	$32,773	$1,119	$1,842,093	$170,946	$—
Net income / (loss)			—	—	94,167	94,167	(31,495)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(72,600)	(72,600)	—	—
Distributions to noncontrolling interests			—	—	—	—	(6,582)	—
Contributions from shareholders			86,500	—	—	86,500	—	—
Other			30	—	—	30	—	—
Balance at September 30, 2026	108,907	$—	$1,894,731	$32,339	$22,686	$1,949,756	$132,869	$—

2025
Beginning Balance	108,907	$—	$1,247,090	$35,378	$2,067	$1,284,535	$68,431	$38,145
Net income / (loss)			—	—	101,143	101,143	(82,595)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(95,312)	(95,312)	—	—
Sales to noncontrolling interests			—	—	—	—	150,191	—
Distributions to noncontrolling interests			—	—	—	—	(326)	—
Reclassification of redeemable stock of subsidiaries to noncontrolling interests			—	—	—	—	38,145	(38,145)
Other			35	—	—	35	—	—
Balance at March 31, 2025	108,907	$—	$1,247,125	$34,944	$7,898	$1,289,967	$173,846	$—
Net income / (loss)			—	—	28,749	28,749	(12,986)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders			—	—	(30,817)	(30,817)	—	—
Distributions to noncontrolling interests			—	—	—	—	(135,289)	—
Contributions from shareholders			410,000	—	—	410,000	—	—
Contributions from noncontrolling interests			—	—	—	—	133,010	—
Other			20	—	—	20	—	—
Balance at June 30, 2025	108,907	$—	$1,657,145	$34,510	$5,830	$1,697,485	$158,581	$—
Net income			—	—	63,729	63,729	(7,715)	—
Other comprehensive loss			—	(434)	—	(434)	—	—
Distributions to shareholders(1)			(3,356)	—	(69,559)	(72,915)	—	—
Distributions to noncontrolling interests			—	—	—	—	(4,605)	—
Other			26	—	—	26	—	—
Balance at September 30, 2025	108,907	$—	$1,653,815	$34,076	$—	$1,687,891	$146,261	$—

(1) IPALCO made return of capital payments of $3.4 million during the three months ended September 30, 2025, representing the portion of distributions to shareholders that exceed the Retained Earnings balance at the time of the distributions.

See Notes to Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and La Caisse (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and La Caisse (15%). IPALCO owns all of the outstanding common stock of IPL, which does business as AES Indiana. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling electric energy conducted through its principal subsidiary, AES Indiana. AES Indiana was incorporated under the laws of the state of Indiana in 1926. AES Indiana has approximately 535,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana. AES Indiana has an exclusive right to provide electric service to those customers.

AES Indiana owns and operates four generating stations all within the state of Indiana. The first station, Petersburg, consists of two generating units and is undergoing a phased conversion of its remaining coal-fired units to natural gas throughout 2026. Petersburg Unit 3 was taken offline in February 2026 for its conversion outage which was completed in June 2026, followed by commissioning and final testing of the unit in July 2026. Petersburg Unit 4 was taken offline in June 2026 for its conversion outage with construction activities ongoing and is expected to be returned in November 2026 for commissioning and final testing. The second station, Harding Street, consists of three natural gas-fired boilers and steam turbines and uses natural gas and fuel oil to power five combustion turbines. In addition, AES Indiana operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a CCGT natural gas plant. The fourth station, Georgetown, is a peaking station that uses natural gas to power combustion turbines. As of September 30, 2026, AES Indiana’s net electric generation capacity at these generating stations for winter is 3,070 MW and net summer capacity is 2,925 MW.

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

Consolidated VIEs

At September 30, 2026, AES Indiana consolidates a number of entities that have been identified as VIEs under ASC 810, Consolidation. These entities are primarily limited liability entities structured to develop and construct renewable generation and energy storage facilities and related assets. These entities were generally determined to have insufficient equity to finance their activities during development and construction without additional subordinated financial support. AES Indiana also has tax equity arrangements entered into with third parties in order to monetize certain tax credits associated with renewables facilities. These tax equity partnerships meet the definition of a VIE as the holders of the membership interests, as a group, lack the characteristics of a controlling financial interest, including substantive kickout rights. Under these arrangements, the third-party investors are allocated earnings, tax attributes, and distributable cash in accordance with the respective limited liability company agreements. The assets of these tax equity partnerships are restricted from transfer under the terms of their limited liability company agreements. The third-party investor’s ownership interest is recorded as either “Redeemable stock of subsidiaries” or “Noncontrolling interests” in the Consolidated Balance Sheets based on applicable guidance. See Note 9, “Equity - Equity Transactions with Noncontrolling Interests” for further information.

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

At September 30, 2026 and December 31, 2025, the assets of these VIEs were approximately $1,605.6 million and $1,488.7 million, primarily consisting of property, plant and equipment, construction work in progress and other non-current assets. At September 30, 2026 and December 31, 2025, the liabilities of these VIEs were approximately $157.0 million and $276.4 million, primarily consisting of finance leases and accounts payable.

Interim Financial Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income, changes in equity, and cash flows. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of expected results for the year ending December 31, 2026. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the 2025 audited consolidated financial statements and notes thereto, which are included in IPALCO’s 2025 Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a summary of cash, cash equivalents and restricted cash amounts reported within the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2026	2025
	(In Thousands)
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$65,918	$69,834
Restricted cash (included in Prepayments and other current assets)	5	5
Total cash, cash equivalents and restricted cash	$65,923	$69,839

Accounts Receivable and Allowance for Credit Losses

The following table summarizes our accounts receivable balances at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
	(In Thousands)
Accounts receivable, net
Customer receivables	$189,172	$184,471
Unbilled revenue	92,169	94,875
Amounts due from related parties	8,944	8,533
Other	26,247	22,394
Allowance for credit losses	(12,389)	(14,057)
Total accounts receivable, net	$304,143	$296,216

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the periods indicated:

	Nine Months Ended September 30,
$ in Thousands	2026	2025
Allowance for credit losses:
Beginning balance	$14,057	$29,798
Current period provision	15,014	22,718
Write-offs charged against allowance	(17,347)	(36,395)
Recoveries	665	356
Ending Balance	$12,389	$16,477

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

Inventories

The following table summarizes our inventory balances at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
	(In Thousands)
Inventories
Fuel	$3,070	$21,694
Materials and supplies, net	49,525	52,089
Total inventories	$52,595	$73,783

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

AFUDC

AES Indiana capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. AFUDC equity and AFUDC debt were as follows for the periods indicated:

$ in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
AFUDC equity	$2,204	$622	$5,648	$2,023
AFUDC debt	$6,543	$8,932	$17,691	$25,348

Intangible Assets

Finite-lived intangible assets primarily include capitalized software and project development intangible assets amortized over their useful lives. The following table presents information related to the Company’s intangible assets, including the gross amount capitalized and related amortization:

			September 30,	December 31,
$ in thousands			2026	2025
Capitalized software			$310,950	$297,631
Project development intangible assets			147,617	145,370
Other			809	809
Less: Accumulated amortization			(180,868)	(157,850)
Intangible assets - net			$278,508	$285,960

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$6,496	$7,419	$20,929	$21,319

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

During the nine months ended September 30, 2026, Petersburg Energy Center executed an agreement for $189.6 million to transfer ITCs directly to a third party at a discount. During the nine months ended September 30, 2025, Pike County BESS executed an agreement for $133.0 million to transfer ITCs directly to a third party at a discount. These amounts were allocated to noncontrolling interests and treated as a capital contribution from the noncontrolling interest holders. The Company received and distributed to the noncontrolling interest holders, cash proceeds from these transfers of $189.6 million and $133.0 million during the nine months ended September 30, 2026 and 2025, respectively.

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
		The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, and should be applied prospectively for all hedging relationships that exist at the date of adoption.	We evaluated the provisions of ASU 2025-09 in relation to the Company's existing derivative portfolio and hedge-accounting strategies. The Company does not currently engage in nonfinancial component hedging, net written option hedging strategies, or dual-hedge strategies affected by the Update. Accordingly, adoption will not have a material impact on our consolidated financial statements, although certain hedge documentation, accounting policies, and related controls may be updated.
2025-11: Interim Reporting (Topic 270)—Narrow-Scope Improvements	The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270 by organizing existing GAAP interim disclosure requirements into a single framework and clarifying when additional disclosures are required for material events occurring after the most recent annual reporting period.	The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods.	This ASU only affects disclosures, which will be provided when the amendment becomes effective.
2025-12: Codification Improvements
The amendments in this Update include 33 issues that represent changes to the Codification that clarify, correct errors, or make minor improvements, making the Codification easier to understand and apply. The amendments in this Update are varied in nature and may affect the application of guidance in cases in which the original guidance may have been unclear.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on an issue-by-issue basis as of the beginning of an annual reporting period.	We evaluated the provisions of ASU 2025-12 in relation to the Company's existing accounting policies. The majority of the amendments represent clarifications, corrections, or minor improvements to existing guidance and are not expected to affect our accounting. Accordingly, adoption is not expected to have a material impact on our consolidated financial statements, although certain accounting policies, documentation and related controls may be updated.
2026-02: Environmental Credits and Environmental Credit Obligations (Topic 818)	The amendments in this Update improve GAAP by providing specific authoritative guidance for environmental credit obligations.	The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

2. REGULATORY MATTERS

Regulatory Rate Review

On June 17, 2026, the IURC issued an order (the “2026 Base Rate Order”) approving in part the Stipulation and Settlement Agreement that AES Indiana entered into on October 15, 2025 with most parties in AES Indiana’s base rate case filing. Among other things, the 2026 Base Rate Order establishes a revenue requirement of $1,979.7 million for AES Indiana’s 2027 electric service base rates, provides for a return on common equity of 9.50% using the capital structure of 49.47% common equity and 50.53% long-term debt and cost of long-term debt of 5.34%, and establishes a rate base of $5.5 billion for AES Indiana’s 2027 electric service base rates. In addition, the 2026 Base Rate Order includes a commitment to not implement additional base rate increases, following the implementation of new basic rates and charges under the 2026 Base Rate Order, until at least January of 2030 and to not start a second TDSIC Plan before January of 2028.

On July 7, 2026, the OUCC and CAC (parties to the regulatory rate review) each filed a petition for reconsideration and rehearing with the IURC. On July 17, 2026, the OUCC also filed a notice of appeal with the Court of Appeals of Indiana. Following the petitions for reconsideration, on September 2, 2026, the IURC granted (i) the OUCC's request to reconsider the 2026 Base Rate Order based on the IURC's weighing of the five pillars of electric utility service and (ii) the CAC's request to reopen the record for the limited capacity of gathering any new evidence applicable to the rate case concerning the Google Monrovia data center project and the pending AES Merger. A preliminary hearing was held on September 17, 2026 establishing a procedural schedule on this case, and the IURC has set an evidentiary hearing to begin on March 11, 2027.

AES Indiana will implement new basic rates and charges authorized under the 2026 Base Rate Order in two phases. Phase one rates and charges became effective on July 27, 2026. Phase two rates and charges are anticipated to be effective in the first quarter of 2027. New basic rates and charges are subject to refund pending resolution of the regulatory petitions and legal appeal processes.

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

On October 7, 2026, the IURC issued an order approving AES Indiana's petition and plan to serve the Monrovia Project.

3. ARO

AES Indiana’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a roll forward of the ARO legal liabilities for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30,
	2026	2025
	(In Thousands)
Balance as of January 1	$573,187	$378,460
Liabilities incurred	1,539	1,515
Liabilities settled	(22,946)	(17,314)
Revisions to cash flow and timing estimates	37,844	91,996
Accretion expense	19,225	12,876
Balance as of September 30	$608,849	$467,533
Less: ARO liabilities, current	58,850	44,537
ARO liabilities, non-current	$549,999	$422,996

AES Indiana recorded revisions to its ARO liabilities during these two periods primarily to reflect revisions to cash flow estimates due to increases in closure costs and groundwater treatment measures for ash ponds. As of September 30, 2026 and December 31, 2025, AES Indiana did not have any assets that are legally restricted for settling its ARO liabilities. For further information, see Note 4, “ARO” to IPALCO’s 2025 Form 10-K.

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

Recurring Fair Value Measurements

The fair value of assets and liabilities at September 30, 2026 and December 31, 2025 measured on a recurring basis and the respective category within the fair value hierarchy for IPALCO was determined as follows:

	Fair Value as of September 30, 2026				Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
VEBA investments:
Money market funds	$144	$—	$—	$144	$104	$—	$—	$104
Mutual funds	4,689	—	—	4,689	4,324	—	—	4,324
Total VEBA investments	4,833	—	—	4,833	4,428	—	—	4,428
FTRs	—	—	4,947	4,947	—	—	1,584	1,584
Commodity derivatives	—	45	—	45	—	—	—	—
Total financial assets measured at fair value	$4,833	$45	$4,947	$9,825	$4,428	$—	$1,584	$6,012
Financial liabilities:
Commodity derivatives	$—	$2,743	$—	$2,743	$—	$—	$—	$—
Total financial liabilities measured at fair value	$—	$2,743	$—	$2,743	$—	$—	$—	$—

The following table presents a roll forward of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Beginning Balance	$6,584	$4,304	$1,584	$1,526
Issuances	—	—	7,237	4,718
Settlements	(1,637)	(1,332)	(3,874)	(3,272)
Ending Balance	$4,947	$2,972	$4,947	$2,972

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	September 30, 2026		December 31, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$3,948,800	$3,675,038	$3,948,800	$3,812,563
Variable-rate	235,000	238,164	—	—
Total indebtedness	$4,183,800	$3,913,202	$3,948,800	$3,812,563

The difference between the face value and the carrying value of this indebtedness relates to deferred financing costs and unamortized discounts.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For further information on the Company’s derivative and hedge accounting policies, see Note 1, “Overview and Summary of Significant Accounting Policies - Financial Derivatives” and Note 6, “Derivative Instruments and Hedging Activities” to IPALCO’s 2025 Form 10-K.

Volume of Activity — The following tables present the Company’s maximum notional over the remaining contractual period by type of derivative as of September 30, 2026, and the dates through which the maturities for each type of derivative range:

Commodity	Accounting Treatment	Unit	Maximum Notional (in thousands)	Latest Maturity
FTRs	Not Designated	MWh	6,723	2027
Natural gas	Not Designated	MMBtu	12,031	2028

Accounting and Reporting — The following table summarizes the fair value, balance sheet classification and hedging designation of IPALCO’s derivative instruments (in thousands):

Commodity	Hedging Designation	Balance sheet classification	September 30, 2026	December 31, 2025
FTRs	Not designated	Prepayments and other current assets	$4,947	$1,584
Commodity derivatives	Not designated	Other non-current assets	$45	$—
Commodity derivatives	Not designated	Accrued and other current liabilities, Other non-current liabilities	$2,743	$—

AES Indiana’s commodity contracts do not qualify for hedge accounting or the normal purchases and sales exceptions under ASC 815. Accordingly, FTRs are recorded at fair value using the income approach when acquired and subsequently amortized over the annual period as they are used. Other commodity derivatives are recorded at fair value using the market approach with changes in the fair value recorded to regulatory assets and liabilities. Gains and losses on commodity derivatives are included in future FAC filings, and therefore any realized and unrealized gains and losses are deferred to be returned to or recovered from customers in future periods. For the three and nine months ended September 30, 2026, net losses on the Company's commodity derivatives deferred were $2.8 million and $3.1 million, respectively.

When applicable, IPALCO has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of September 30, 2026 and December 31, 2025, IPALCO did not have any offsetting positions.

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

The amounts reclassified out of AOCI by component during the three and nine months ended September 30, 2026 and 2025 are as follows (in Thousands):

Details about AOCI components	Affected line item in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Net gains on cash flow hedges	Interest expense	$(578)	$(578)	$(1,734)	$(1,734)
	Income tax effect	144	144	432	432
Total reclassifications for the period, net of income taxes		$(434)	$(434)	$(1,302)	$(1,302)

During the next twelve months, the Company expects to reclassify $1.7 million of net gains from accumulated other comprehensive income into earnings.

6. DEBT

Long-Term Debt

The following table presents our long-term debt:

		September 30,	December 31,
Series	Due	2026	2025
		(In Thousands)
AES Indiana first mortgage bonds:
0.750% (1)	April 2026	$—	$30,000
0.95% (1)	April 2026	—	60,000
1.40% (2)	August 2029	55,000	55,000
5.65%	December 2032	350,000	350,000
6.60%	January 2034	100,000	100,000
5.05%	August 2035	350,000	350,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.90% (1)	December 2038	30,000	—
5.15% (1)	December 2038	60,000	—
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
4.875%	November 2048	105,000	105,000
5.70%	April 2054	650,000	650,000
Unamortized discount – net		(8,730)	(9,021)
Deferred financing costs		(27,933)	(27,705)
Total long-term debt – AES Indiana		3,037,137	3,037,074
Long-term debt – IPALCO:
4.25% Senior Secured Notes	May 2030	475,000	475,000
5.75% Senior Secured Notes	April 2034	400,000	400,000
Unamortized discount – net		(1,163)	(1,249)
Deferred financing costs		(6,640)	(7,448)
Total long-term debt – IPALCO		867,197	866,303
Total consolidated IPALCO long-term debt		3,904,334	3,903,377
Less: current portion of long-term debt		—	89,902
Net consolidated IPALCO long-term debt (3)		$3,904,334	$3,813,475

(1)First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority. The notes have a final maturity date of December 1, 2038, but were subject to a mandatory put in April 2026. See Significant Transactions below for further details.
(2)First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.
(3)Excludes $0.0 million and $0.2 million (current) and $107.0 million and $107.1 million (non-current) finance lease liabilities included in the respective short-term debt and long-term debt line items on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. See Note 13, “Leases” for further information.

Line of Credit

AES Indiana entered into a third amendment and restatement of its $500 million revolving AES Indiana Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Indiana Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $200 million accordion feature to provide AES Indiana with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Indiana Credit Agreement also includes two one-year extension options, allowing AES Indiana to extend the maturity date subject to approval by the lenders. As of September 30, 2026 and December 31, 2025, AES Indiana had $235.0 million and $0.0 million in outstanding borrowings on the committed AES Indiana Credit Agreement, respectively.

Significant Transactions

On April 1, 2026, AES Indiana purchased at par value the outstanding $30.0 million Series 2020A and $60.0 million Series 2020B tax-exempt Indiana Finance Authority Environmental Facilities Refunding Revenue Bonds that were subject to a mandatory put on April 1, 2026. These bonds were not legally cancelled and could be remarketed at the discretion of AES Indiana in the future. On September 30, 2026, AES Indiana converted the $30.0 million Series 2020A and $60.0 million Series 2020B tax-exempt Indiana Finance Authority Environmental Facilities Refunding Revenue Bonds to fixed rates of 4.90% and 5.15%, respectively, and remarketed the bonds to third-party investors, with a final maturity of December 1, 2038.

7. INCOME TAXES

IPALCO’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective tax rate	39.0%	26.7%	40.9%	41.1%

The year-to-date rate is different from the combined federal and state statutory rate of 24.9% primarily due to the impact of taxes on noncontrolling interest in subsidiaries and is partially offset by the flowthrough of the net tax benefit related to the reversal of excess deferred taxes and investment tax credits of AES Indiana.

IPALCO’s income tax expense for the nine months ended September 30, 2026, was calculated using the estimated annual effective income tax rate for 2026 of 40.9% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

8. BENEFIT PLANS

The following table presents the net periodic benefit cost of the Pension Plans combined:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,011	$1,065	$3,033	$3,195
Interest cost	5,958	6,891	17,874	20,673
Expected return on plan assets	(7,337)	(7,758)	(22,013)	(23,274)
Amortization of prior service cost	480	585	1,440	1,755
Amortization of actuarial loss	989	1,257	2,969	3,771
Net periodic benefit cost	$1,101	$2,040	$3,303	$6,120

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

9. EQUITY

Paid In Capital

During the nine months ended September 30, 2026 and 2025, IPALCO received equity contributions from shareholders totaling $86.5 million and $410.0 million, respectively. In October 2026, IPALCO received additional equity contributions from shareholders totaling $88.5 million. IPALCO then made the same investments in AES Indiana. The proceeds from the equity contributions are intended primarily for funding needs related to AES Indiana’s capital expenditure program. The equity contributions were made on a proportional share basis and, therefore, did not change La Caisse’s or AES’ ownership interests in IPALCO.

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

10. COMMITMENTS AND CONTINGENCIES

Contingencies

Subsidiary Guarantees

In connection with AES Indiana's renewable projects financed with a tax equity structure, AES Indiana has expressly undertaken limited obligations and commitments on behalf of certain of the Company's subsidiaries, which will only be effective upon the occurrence of future events, such as IRS recapture of tax credits, which is not expected to occur, and will be terminated upon the occurrence of future events. As of September 30, 2026, the maximum undiscounted potential exposure to tax equity financing related guarantees was $442.0 million.

Legal Matters

IPALCO and AES Indiana are involved in litigation arising in the normal course of business. We accrue for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. While the ultimate outcome of outstanding litigation cannot be predicted with certainty, management believes that final outcomes will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Accruals for legal loss contingencies were not material as of September 30, 2026 and December 31, 2025, respectively.

Environmental Matters

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including CCR; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. Accruals for environmental contingencies were not material as of September 30, 2026 and December 31, 2025, respectively.

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

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
	Utility	Other	Total	Utility	Other	Total
Revenue	$582,128	$—	$582,128	$529,344	$—	$529,344

Fuel	116,775	—	116,775	138,017	—	138,017
Power purchased	61,354	—	61,354	38,604	—	38,604
Operation and maintenance	148,102	79	148,181	134,885	156	135,041
Depreciation and amortization	95,494	—	95,494	93,239	—	93,239
Taxes other than income taxes	10,374	—	10,374	6,262	—	6,262
Allowance for equity funds used during construction	(2,204)	—	(2,204)	(622)	—	(622)
Interest expense	38,326	10,494	48,820	31,764	10,447	42,211
Other segment items (a)	603	(38)	564	472	(262)	210
Income / (loss) before income tax	113,304	(10,534)	102,770	86,723	(10,341)	76,382
Income tax expense / (benefit)	41,634	(1,536)	40,098	23,866	(3,498)	20,368
Net income / (loss)	$71,670	$(8,998)	$62,672	$62,857	$(6,843)	$56,014

Capital expenditures	$241,635	$—	$241,635	$251,139	$—	$251,139

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
	Utility	Other	Total	Utility	Other	Total
Revenue	$1,545,938	$—	$1,545,938	$1,445,728	$—	$1,445,728

Fuel	313,402	—	313,402	344,499	—	344,499
Power purchased	126,767	—	126,767	105,373	—	105,373
Operation and maintenance	439,175	243	439,418	419,583	374	419,957
Depreciation and amortization	284,271	—	284,271	271,313	—	271,313
Taxes other than income taxes	31,384	—	31,384	19,565	—	19,565
Allowance for equity funds used during construction	(5,648)	—	(5,648)	(2,023)	—	(2,023)
Interest expense	111,668	31,479	143,147	101,452	31,342	132,794
Other segment items (a)	416	(405)	11	1,263	(281)	982
Income / (loss) before income tax	244,503	(31,317)	213,186	184,703	(31,435)	153,268
Income tax expense / (benefit)	93,493	(6,304)	87,189	70,652	(7,709)	62,943
Net income / (loss)	$151,010	$(25,013)	$125,997	$114,051	$(23,726)	90,325

Capital expenditures	$691,781	$—	$691,781	$547,963	$—	$547,963

	As of September 30, 2026			As of December 31, 2025
	Utility	Other	Total	Utility	Other	Total
Total assets	$8,111,750	$16,697	$8,128,447	$7,748,106	$9,071	$7,757,177

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

AES Indiana’s revenue from contracts with customers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from contracts with customers	$574,951	$522,250	$1,521,193	$1,425,496

The following table presents our revenue from contracts with customers and other revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Retail Revenue
Retail revenue from contracts with customers:
Residential	$236,243	$205,875	$628,053	$588,858
Small commercial and industrial	89,474	74,727	235,317	212,196
Large commercial and industrial	211,290	192,802	546,966	513,783
Public lighting	2,762	2,644	8,294	7,935
Other (1)	2,971	3,020	9,189	8,932
Total retail revenue from contracts with customers	542,740	479,068	1,427,819	1,331,704
Alternative revenue programs	4,095	6,319	19,552	17,672
Wholesale Revenue
Wholesale revenue from contracts with customers:	27,882	41,039	82,851	86,554
Miscellaneous Revenue
Capacity revenue	2,552	355	4,259	1,200
Transmission and other revenue	1,777	1,788	6,264	6,038
Total miscellaneous revenue from contracts with customers	4,329	2,143	10,523	7,238
Other miscellaneous revenue (2)	3,082	775	5,193	2,560
Total Revenue	$582,128	$529,344	$1,545,938	$1,445,728

(1)Other retail revenue from contracts with customers includes miscellaneous charges to customers, including reconnection and late fee charges.
(2)Other miscellaneous revenue includes lease and other miscellaneous revenue not accounted for under ASC 606.

The balances of receivables from contracts with customers were as follows (in thousands):

	September 30, 2026	December 31, 2025
Receivables from contracts with customers	$290,016	$280,922

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

13. LEASES

LESSEE

The Company is the lessee under financing leases primarily for land associated with AES Indiana's renewable and storage projects. Right-of-use assets are long-term by nature. The following table summarizes the amounts recognized on the Condensed Consolidated Balance Sheets related to lease asset and liability balances as of the periods indicated (in thousands):

	Consolidated Balance Sheet Classification	September 30, 2026	December 31, 2025
Assets
Right-of-use assets — finance leases	Other non-current assets	$102,015	$104,506
Liabilities
Finance lease liabilities (current)	Short-term debt and current portion of long-term debt	$6	$154
Finance lease liabilities (non-current)	Long-term debt	107,048	107,079
Total finance lease liabilities		$107,054	$107,233

The following table summarizes supplemental balance sheet information related to leases as of the periods indicated:

Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted-average remaining lease term — finance leases	34 years	35 years
Weighted-average discount rate — finance leases	5.74%	5.74%

The following table summarizes the components of lease expense recognized in “Operating Costs and Expenses” on the accompanying Condensed Consolidated Statements of Operations as of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Lease Cost	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$713	$389	$2,137	$919
Interest on lease liabilities	1,508	810	4,589	1,990
Total lease cost	$2,221	$1,199	$6,726	$2,909

Operating cash outflows from finance leases were $4.7 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table shows the future lease payments under finance leases together with the present value of the net lease payments as of September 30, 2026 for 2026 through 2030 and thereafter (in thousands):

Finance Leases
2026	$574
2027	5,438
2028	5,893
2029	6,010
2030	6,130
Thereafter	253,657
Total	277,702
Less: Imputed interest	(170,648)
Present value of lease payments	$107,054

LESSOR

The Company is the lessor under operating leases for land, office space and operating equipment. Lease receipts from such contracts are recognized as operating lease revenue on a straight-line basis over the lease term whereas contingent rentals are recognized when earned.

The following table presents lease revenue from operating leases in which the Company is the lessor for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total lease revenue	$397	$360	$1,369	$1,192

The following table presents the underlying gross assets and accumulated depreciation of operating leases included in “Property, plant and equipment, net” for the periods indicated (in thousands):

Property, plant and equipment, net	September 30, 2026	December 31, 2025
Gross assets	$8,781	$8,617
Less: Accumulated depreciation	(3,772)	(3,660)
Net assets	$5,009	$4,957

The option to extend or terminate a lease is based on customary early termination provisions in the contract.

The following table shows the future lease receipts as of September 30, 2026 for the remainder of 2026 through 2030 and thereafter (in thousands):

Operating Leases
2026	$170
2027	483
2028	446
2029	449
2030	417
Thereafter	262
Total	$2,227

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

EXECUTIVE SUMMARY

Compared with the same periods in the prior year, the results for the three months ended September 30, 2026 reflect higher income before income tax of $26.4 million, or 34.5%, as well as an increase in net income of $6.7 million, or 11.9%, and the results for the nine months ended September 30, 2026 reflect higher income before income tax of $59.9 million, or 39.1%, as well as an increase in net income of $35.7 million, or 39.5%, primarily due to factors including, but not limited to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2026 vs. 2025	2026 vs. 2025
Increase in retail margin due to higher recovery of costs associated with transmission, distribution, and renewable energy projects, primarily through higher rider revenues	$20.9	$48.6
Increase in retail margin due to higher volumes (primarily driven by weather and demand in our service territory)	11.4	3.9
Other	(5.9)	7.4
Net change in income before income tax	26.4	59.9
Net increase in income tax expense primarily driven by (i) higher pre-tax income and (ii) an increase in net loss allocated to noncontrolling interests in the current period	(19.7)	(24.2)
Net change in net income	$6.7	$35.7

See “Results of Operations” below for further discussion.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenue and associated expenses are not generated evenly by month during the year.

Statements of Operations Highlights

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
$ in Thousands	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

REVENUE	$582,128	$529,344	$52,784	10.0%	$1,545,938	$1,445,728	$100,210	6.9%

OPERATING COSTS AND EXPENSES:
Fuel	116,775	138,017	(21,242)	(15.4)%	313,402	344,499	(31,097)	(9.0)%
Power purchased	61,354	38,604	22,750	58.9%	126,767	105,373	21,394	20.3%
Operation and maintenance	148,181	135,041	13,140	9.7%	439,418	419,957	19,461	4.6%
Depreciation and amortization	95,494	93,239	2,255	2.4%	284,271	271,313	12,958	4.8%
Taxes other than income taxes	10,374	6,262	4,112	65.7%	31,384	19,565	11,819	60.4%
Other, net	—	—	—	—%	19	(164)	183	(111.6)%
Total operating costs and expenses	432,178	411,163	21,015	5.1%	1,195,261	1,160,543	34,718	3.0%

OPERATING INCOME	149,950	118,181	31,769	26.9%	350,677	285,185	65,492	23.0%

OTHER (EXPENSE) / INCOME, NET:
Allowance for equity funds used during construction	2,204	622	1,582	254.3%	5,648	2,023	3,625	179.2%
Interest expense	(48,820)	(42,211)	(6,609)	15.7%	(143,147)	(132,794)	(10,353)	7.8%
Other (expense) / income, net	(564)	(210)	(354)	168.6%	8	(1,146)	1,154	(100.7)%
Total other expense, net	(47,180)	(41,799)	(5,381)	12.9%	(137,491)	(131,917)	(5,574)	4.2%

INCOME BEFORE INCOME TAX	102,770	76,382	26,388	34.5%	213,186	153,268	59,918	39.1%

Income tax expense	40,098	20,368	19,730	96.9%	87,189	62,943	24,246	38.5%
NET INCOME	62,672	56,014	6,658	11.9%	125,997	90,325	35,672	39.5%

Less: Net loss attributable to noncontrolling interests	(31,495)	(7,715)	(23,780)	308.2%	(126,711)	(103,296)	(23,415)	22.7%

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$94,167	$63,729	$30,438	47.8%	$252,708	$193,621	$59,087	30.5%

Revenue

Revenue during the three and nine months ended September 30, 2026 increased $52.8 million and $100.2 million compared to the same periods in 2025, which resulted from the following changes (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue:
Retail revenue	$546,835	$485,387	$61,448	12.7%	$1,447,371	$1,349,376	$97,995	7.3%
Wholesale revenue	27,882	41,039	(13,157)	(32.1)%	82,851	86,554	(3,703)	(4.3)%
Miscellaneous revenue	7,411	2,918	4,493	154.0%	15,716	9,798	5,918	60.4%
Total revenue	$582,128	$529,344	$52,784	10.0%	$1,545,938	$1,445,728	$100,210	6.9%

Heating degree days:
Actual	19	18	1	5.6%	2,912	3,185	(273)	(8.6)%
30-year average	44	46			3,212	3,244

Cooling degree days:
Actual	1,014	912	102	11.2%	1,372	1,279	93	—%
30-year average	820	808			1,177	1,163

The following table presents additional data on kWh sold:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026	2025	kWh Change	% Change	2026	2025	kWh Change	% Change
kWh Sales (In Millions):
Residential	1,447	1,367	80	5.9%	4,002	4,031	(29)	(0.7)%
Small commercial and industrial	487	470	17	3.6%	1,362	1,373	(11)	(0.8)%
Large commercial and industrial	1,759	1,718	41	2.4%	4,740	4,654	86	1.8%
Public lighting	8	8	—	—%	26	26	—	—%
Sales – retail customers	3,701	3,563	138	3.9%	10,130	10,084	46	0.5%
Wholesale	194	573	(379)	(66.1)%	924	1,343	(419)	(31.2)%
Total kWh sold	3,895	4,136	(241)	(5.8)%	11,054	11,427	(373)	(3.3)%

The following graph shows the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three months ended September 30, 2026 as compared to the same period in the prior year:

The following graph shows the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the nine months ended September 30, 2026 as compared to the same period in the prior year:

During the three months ended September 30, 2026, revenue increased $52.8 million compared to the same period of the prior year, and during the nine months ended September 30, 2026, revenue increased $100.2 million compared to the same period of the prior year. These changes were primarily due to the following:

$ in millions	Three Months Ended September 30, 2026 vs. 2025	Nine Months Ended September 30, 2026 vs. 2025
Retail revenue:

Volume:
Net increase in the volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period.	$18.8	$6.8
Price:
Net increase in the weighted average price of retail kWh sold primarily due to higher recovery of costs associated with transmission, distribution, and renewable energy projects, primarily through higher rider revenues	45.0	90.2

Other:
Primarily due to (decrease) / increase in miscellaneous charges to customers (including reconnection and late fee charges)	(2.4)	1.0

Net change in retail revenue	61.4	98.0

Wholesale revenue:

Volume:
Net decrease in the volume of wholesale kWh sold. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.	(27.1)	(27.0)
Price:
Net increase in the weighted average price of wholesale kWh sold. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs.	13.9	23.3

Net change in wholesale revenue	(13.2)	(3.7)

Miscellaneous revenue	4.6	5.9

Net change in revenue	$52.8	$100.2

Operating Costs and Expenses

The following table illustrates our changes in Operating costs and expenses during the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating costs and expenses:
Fuel	$116,775	$138,017	$(21,242)	(15.4)%	$313,402	$344,499	$(31,097)	(9.0)%
Power purchased	61,354	38,604	22,750	58.9%	126,767	105,373	21,394	20.3%
Operation and maintenance	148,181	135,041	13,140	9.7%	439,418	419,957	19,461	4.6%
Depreciation and amortization	95,494	93,239	2,255	2.4%	284,271	271,313	12,958	4.8%
Taxes other than income taxes	10,374	6,262	4,112	65.7%	31,384	19,565	11,819	60.4%
Other, net	—	—	—	—%	19	(164)	183	(111.6)%
Total operating costs and expenses	$432,178	$411,163	$21,015	5.1%	$1,195,261	$1,160,543	$34,718	3.0%

Fuel

The decreases in Fuel of $21.2 million and $31.1 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year were primarily due to the following:

$ in millions	Three Months Ended September 30, 2026 vs. 2025	Nine Months Ended September 30, 2026 vs. 2025
Volume:
Coal	$(37.4)	$(62.4)
Natural gas	36.5	69.1
Oil	(0.4)	(0.4)
Net change in volume	(1.3)	6.3
Price:
Natural gas	7.9	8.7
Deferred fuel	(27.8)	(45.8)
Other, net	—	(0.3)
Net change in price	(19.9)	(37.4)

Net change in fuel expense	$(21.2)	$(31.1)

The decreases in coal volumes are primarily attributable to Petersburg Units 3 and 4 being taken offline in February and June 2026, respectively, as part of their conversion from coal to natural gas. Correspondingly, natural gas consumption increased due to the shift in fuel mix associated with these unit conversions. The changes in the price of fuel are reflective of market prices for natural gas. We are generally permitted to recover underestimated fuel costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances. Additionally, fuel costs incurred for wholesale energy sales are considered in the Off-System Sales Margin rider.

Power Purchased

The increases in Power purchased of $22.8 million and $21.4 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year were primarily due to the following:

$ in millions	Three Months Ended September 30, 2026 vs. 2025	Nine Months Ended September 30, 2026 vs. 2025
Volume:
Net increase in the volume of power purchased primarily due to AES Indiana's generation units running less frequently during the respective periods, in part reflecting the retirement of Petersburg Units 3 and 4	$16.7	$16.5
Price:
Market prices	19.9	37.5
Deferred power purchased	(16.9)	(35.8)
Net change in price	3.0	1.7

Other, net (mostly due to changes in capacity purchases)	3.1	3.2

Net change in power purchased costs	$22.8	$21.4

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

Operation and Maintenance

The increases in Operation and maintenance of $13.1 million and $19.5 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year were primarily due to the following:

$ in millions	Three Months Ended September 30, 2026 vs. 2025	Nine Months Ended September 30, 2026 vs. 2025
Increase in contracted services expenses primarily due to higher planned outage costs for Petersburg Units 3 and 4	$7.1	$11.8
Increase in DSM program costs (a)	1.4	3.7
Other, net	4.6	4.0
Net change in operation and maintenance costs	$13.1	$19.5

(a) There is corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization

The increases in Depreciation and amortization expense of $2.3 million and $13.0 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year were primarily attributed to the impact of additional assets placed in service related to AES Indiana's renewable projects.

Taxes Other Than Income Taxes

The increases in Taxes other than income taxes of $4.1 million and $11.8 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year were primarily attributed to increases in property tax expense driven by higher assessed property values resulting from AES Indiana's capital expenditure program, as well as property taxes associated with AES Indiana's renewable energy projects.

Other (Expense) / Income, Net

The following table illustrates our changes in Other (expense) / income, net during the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other (expense) / income, net
Allowance for equity funds used during construction	$2,204	$622	$1,582	254.3%	$5,648	$2,023	$3,625	179.2%
Interest expense	(48,820)	(42,211)	(6,609)	15.7%	(143,147)	(132,794)	(10,353)	7.8%
Other (expense) / income, net	(564)	(210)	(354)	168.6%	8	(1,146)	1,154	(100.7)%
Total other expense, net	$(47,180)	$(41,799)	$(5,381)	12.9%	$(137,491)	$(131,917)	$(5,574)	4.2%

Interest Expense

The increases in Interest expense of $6.6 million and $10.4 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year were primarily due to higher outstanding indebtedness and a decrease in the allowance for borrowed funds used during construction.

Income Tax Expense

The following table illustrates our changes in Income tax expense during the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax expense	$40,098	$20,368	$19,730	96.9%	$87,189	$62,943	$24,246	38.5%

The increases in Income tax expense of $19.7 million and $24.2 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year were primarily driven by (i) higher pre-tax income and (ii) an increase in net loss allocated to noncontrolling interests in the current period.

Net Loss Attributable to Noncontrolling Interests

The following table illustrates the change in Net loss attributable to noncontrolling interests during the three and nine months ended September 30, 2026, respectively, compared to the same periods of the prior year (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net loss attributable to noncontrolling interests	$(31,495)	$(7,715)	$(23,780)	308.2%	$(126,711)	$(103,296)	$(23,415)	22.7%

The increase in Net loss attributable to noncontrolling interests of $23.8 million during the three months ended September 30, 2026, compared to the corresponding period of the prior year, was primarily driven by the allocation of net losses to the tax equity investor related to Petersburg Energy Center following its placement in service in November 2025.

The increase in Net loss attributable to noncontrolling interests of $23.4 million during the nine months ended September 30, 2026, compared to the corresponding period of the prior year, was primarily driven by the allocation of net losses to the tax equity investor related to Petersburg Energy Center following its placement in service in November 2025, partially offset by lower net losses allocated to the tax equity investor related to Pike County BESS following its placement in service in March 2025.

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

In 2024, Commerce and the U.S. International Trade Commission initiated new AD/CVD investigations on solar cells and panels imported from Southeast Asia. On April 18, 2025, Commerce rendered final affirmative determinations and AD/CVD rates with respect to all four countries. On June 13, 2025, the U.S. International Trade Commission issued its determination that imports from Malaysia and Vietnam have injured the U.S. industry and that imports from Cambodia and Thailand threaten injury. Commerce then issued orders on June 24, 2025, implementing the AD/CVD rates, which are subject to annual review by Commerce. There is ongoing litigation about these and related matters in the U.S. Court of International Trade (“CIT”). We do not expect these AD/CVD orders will have a negative impact on our business.

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

The Trump Administration has threatened or imposed tariffs on a wide range of countries and products. On February 10, 2025, President Trump signed Executive Orders modifying existing tariffs under Section 232 of the Trade Expansion Act of 1962 (“Section 232”) on steel and aluminum imports to expand their scope and impose 25% tariffs on both products. The President raised these rates to 50% effective June 4, 2025. Starting in August 2025, the President imposed Section 232 tariffs on imported copper products and copper-intensive derivative products. In April 2026, the President issued a new Proclamation applying a tariff rate of 50% on articles wholly of steel, aluminum, or copper, and a rate of 25% on derivative products substantially made of those metals, in each case assessed on the full customs value of the imported article. In June 2026, the President further adjusted these tariff regimes. At this time, we do not expect that the modifications to tariffs on steel, aluminum, and copper will have a material impact on our business.

On February 1, 2025, President Trump issued an Executive Order declaring a national emergency under the International Emergency Economic Powers Act (“IEEPA”) with respect to U.S. importation of fentanyl and imposing tariffs on Mexico, Canada, and China. On April 2, 2025, the President issued an Executive Order pursuant to IEEPA imposing reciprocal tariffs on almost all goods imported into the U.S. In February 2026, on review of lower court decisions declaring the tariffs unlawful, the Supreme Court issued a decision holding that IEEPA does not authorize tariffs. The President then issued new 10% tariffs on almost all trading partners under Section 122 of the Trade Act of 1974, which expired on July 24, 2026. The Section 122 tariffs are currently under review by the Federal Circuit, following a May 2026 ruling from the CIT finding them to be unlawful. There has been no material impact on the Company from these Section 122 tariffs.

In March 2026, the Office of the U.S. Trade Representative (“USTR”) initiated investigations under Section 301 concerning possible persistent trade surpluses and unused capacity with respect to China, the EU, South Korea, and certain other major trading partners. These investigations are ongoing. In March 2026, the USTR also initiated Section 301 investigations on 60 countries regarding potential failures to take action on forced labor. Effective July 24, 2026, the USTR imposed tariffs ranging from 10% to 12.5% stemming from the investigations concerning forced labor. USTR’s decision is pending on potential tariffs due to alleged trade surpluses and unused capacity. The impact of these new and potential Section 301 tariffs on the Company is uncertain.

In July 2025, Commerce initiated a Section 232 investigation to determine the effects on national security of imports of polysilicon and its derivatives. In August 2026, the President issued a proclamation finding that these imports impair U.S. national security. Effective December 4, 2026, the U.S. Government will implement a minimum import price for polysilicon, wafers and ingots, solar cells, and solar modules, and will impose a 15% tariff on polysilicon and derivative products, including solar cells and modules. Commerce has also implemented an import ban on certain U.S. importers of these products. The impact of these new Section 232 actions on the Company is uncertain.

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

In August 2026, the President issued an Executive Order under IEEPA that, among other things, prohibits the acquisition, importation, or installation of bulk-power system electric equipment (including but not limited to inverters and battery energy storage systems) (“BPSEE”) that is designed, manufactured, or supplied by a Covered Foreign Entity and that poses an undue risk of subversion or disruption of the bulk-power system in the U.S. The Executive Order directs the Secretary of Energy to determine what BPSEE is prohibited from importation into the U.S. after the date of the Executive Order and authorizes the Secretary to determine whether any previously installed BPSEE should be subject to conditions on continued use. The Secretary has not made any such determinations to date, and the impact of this new Executive Order on the Company is uncertain.

We expect the tariffs on imports from China and other countries will increase overall costs for materials and parts that are imported to build and maintain renewable energy plants for the U.S. industry. However, we expect limited impact to projects scheduled to become operational in 2026 through 2027 due to the announced tariffs on China and other countries.

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

Capital Projects

Our construction projects have experienced some indications of delays and price increases due to supply chain disruptions; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity” of this Form 10-Q.

Macroeconomic and Political

U.S. Utilities Load Growth and Large Load Customers

The expansion of advanced manufacturing and data centers has the potential to significantly accelerate the demand for electricity in the U.S. power market, including MISO. AES Indiana has an obligation to serve customers who locate in its service territory and is working with several companies to provide possible solutions for electric service needs of data centers and advanced manufacturing facilities. We see these relationships growing with the expansion of their use within our service territory. As part of this process, AES Indiana is working to ensure that the costs of any infrastructure upgrades required for advanced manufacturing and data centers benefit all customers, are fairly allocated, and follow cost causation/beneficiary pays regulatory principles that protect our customers, consistent with both state and federal policy framework for serving large load customers, including the Ratepayer Protection Pledge set forth by the Trump Administration. One option in Indiana includes HEA 1007, which Governor Braun signed into law effective May 6, 2025. Among other things, HEA 1007 is a regulatory tool for utilities to submit expedited generation resource proposals to the IURC for approval, which AES Indiana has utilized (see “Regulatory Matters - HEA 1007 - Large Load Customer Project Filing” below for further discussion).

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

On July 14, 2026, the IURC announced action items resulting from its Energy Affordability investigative inquiry involving all Indiana investor-owned electric utilities. These actions include evaluating the impact of MYRPs under HEA 1002 (2026) on authorized returns and tracking mechanisms. The IURC has set an evidentiary hearing to begin on February 4, 2027. AES Indiana will participate in these proceedings and incorporate any IURC findings in its future MYRP filings.

HEA 1007 - Large Load Customer Project Filing

On April 22, 2026, AES Indiana filed a petition and case in chief seeking IURC approval related to certain generation resources and energy infrastructure investments required to serve increasing demand in AES Indiana's service territory, primarily driven by the anticipated demand for a new data center campus to be located in Monrovia, Indiana. On October 7, 2026, the IURC issued an order approving AES Indiana's petition. Please see Note 2, “Regulatory Matters - HEA 1007 - Large Load Customer Project Filing” to the Financial Statements included in this Form 10-Q for further discussion.

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

The EPA's final CCR rule became effective in October 2015 (the “CCR Rule”). Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act (“WIIN Act”) includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a federal permit program. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. On May 28, 2026, EPA reopened the comment period for the 2020 proposed rule. If a final federal CCR permit program is finalized before Indiana establishes a final state-level CCR permit program, AES Indiana could eventually be required to apply for a federal CCR permit from the EPA. Following prior rulemaking development and comment periods, on December 18, 2025, the Indiana Environmental Rules Board adopted a final CCR rule that includes regulation of CCR through a state permitting program. IDEM submitted its State of Indiana Coal Combustion Residuals Permit Program Application (Program) to EPA on June 26, 2026. On September 16, 2026, EPA published proposed approval of the Program. The rule and permitting program would become effective upon final approval by EPA.

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

CWA – Facility Response Plan

On March 28, 2022, the EPA published a proposed rule to establish Facility Response Plan (“FRP”) requirements for non-transportation onshore facilities that store CWA hazardous substances and meet certain criteria and thresholds. On March 28, 2024, the EPA published the final CWA Hazardous Substance Facility Response Plans rule which became effective on May 27, 2024. On February 18, 2026, EPA published an Advanced Notice of Proposed Rulemaking in the Federal Register seeking public input on a variety of issues related to applicability and implementation of the current final rule. On March 5, 2026, EPA published in the Federal Register a proposed rule extending the compliance date and removing references to "environmental justice" and "climate change." On October 13, 2026, EPA published the final rule finalizing these changes and delaying the compliance date until June 1, 2030. The final rule will become effective on December 14, 2026. It is too early to determine whether this final rule may have a material impact on our business, financial condition or results of operation.

CWA – NPDES Permits

NPDES permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Section 402 of the Federal Water Pollution Control Act. A number of CWA regulations described above are implemented through NPDES permits.

In 2017, IDEM issued to Eagle Valley an NPDES permit regulating water discharges associated with operation of its CCGT. As part of the normal course of business, AES Indiana submitted a timely application for renewal for the Eagle Valley NPDES permit, and on March 31, 2023, IDEM issued the renewed NPDES permit. On April 17, 2023, a third party filed an appeal of Eagle Valley’s renewed NPDES permit. On February 18, 2025, the Indiana Office of Administrative Law Proceedings (OALP) issued a final order which determined that the third-party appellant failed to prove it has associational standing to challenge the NPDES permit and that the third-party appellant failed to prove any of the alleged deficiencies in its petition for review as a matter of law. On March 20, 2025, the third-party appellant filed a Petition for Judicial Review with the Morgan County Circuit Court (Indiana Trial court), asking the court to set aside OALP's final order. On August 10, 2026, the Morgan County Circuit Court issued an order upholding Eagle Valley's renewed NPDES permit. On September 9, 2026, the third party filed an appeal of the Morgan County Circuit Court's order at the Indiana Court of Appeals, and the matter remains pending. AES Indiana contends that the renewed permit was validly issued, and the permit remains in effect. AES Indiana is unable to predict the outcome of the appeal, but depending on the results, it could have an adverse effect on the Company.

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

CWA - WOTUS

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

On March 12, 2025, the Agencies issued a joint guidance memorandum for implementing the “continuous surface connection” consistent with the Decision and related issues. On March 24, 2025, the Agencies published notice outlining a process to gather recommendations for implementation of WOTUS. On November 20, 2025, the Agencies proposed revisions to align the definition of WOTUS with the Decision to clarify federal jurisdiction under CWA. On September 9, 2026, the Agencies published a Supplemental Notice of Proposed Rulemaking seeking comment on supplemental regulatory options for certain revised definitions relative to the November 20, 2025 proposal.

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

Fine Particulate Matter. In 2013, the EPA published the 2012 annual PM2.5 standard of 12 micrograms per cubic meter of air and the 24-hour PM2.5 standard of 35 micrograms per cubic meter of air. In 2015, the EPA published its final attainment designations for the 2012 PM2.5 standard. In addition to the PM2.5 standard, there is also a 24- hour PM10 standard of 150 micrograms per cubic meter of air. No AES Indiana operations are currently located in areas designated as nonattainment. On March 6, 2024, EPA published a final rule lowering the primary annual PM2.5 NAAQS from 12 micrograms per cubic meter to 9 micrograms per cubic meter. The PM2.5 NAAQS final rule is subject to legal challenges and on November 24, 2025, EPA filed a motion requesting that the D.C. Circuit vacate the 2024 rule that lowered the primary annual PM2.5 NAAQS. On June 26, 2026, the D.C. Circuit issued a ruling denying vacatur and upholding EPA’s 2024 revisions to the PM2.5 NAAQS. On August 28, 2026, parties including states and industry groups filed a petition seeking Supreme Court review of the June 26, 2026 ruling. On July 17, 2026, the U.S. District Court for the Northern District of California issued an order requiring EPA to finalize designations for all areas of the country no later than February 6, 2027. On September 29, 2026, EPA issued a letter to the Governor of Indiana with information regarding EPA's intended approach for finalizing Indiana designations for the 2024 PM2.5 NAAQS and indicating that certain monitors in the state, including in Marion County, do not meet the 2024 PM2.5 NAAQS. On October 6, 2026, EPA published initial designations for the 2024 PM2.5 NAAQS indicating that EPA has reviewed data and technical information and that EPA intends to issue final designations commensurate with any court order.

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

Federal Power Plant GHG Emission Rules

On May 9, 2024, EPA published final NSPS requiring carbon capture and sequestration for new and reconstructed baseload stationary combustion turbines, among other requirements. EPA did not finalize revisions to the NSPS for newly constructed or reconstructed coal-fired electric utility steam generating units as proposed in 2018.

Following prior rulemakings and litigation related to regulations for GHG emissions from EGUs, on May 9, 2024, EPA also published a final rule regulating GHGs from existing EGUs pursuant to Section 111(d) of the CAA and effective on July 8, 2024 (these rules, together with the May 9, 2024 NSPS described above, the “2024 Carbon Pollution Standards”). Existing EGUs are those that were constructed prior to January 8, 2014. Depending on various EGU-specific factors, the bases of emissions guidelines for natural gas-fired units under the 2024 Carbon Pollution Standards include the use of uniform fuels and routine methods of operation and maintenance and the bases of emissions guidelines for coal-fired units include 40% natural gas co-firing or carbon capture and sequestration with 90% capture of CO2 depending on the date that coal operations cease. Specific standards for performance for EGUs were required to be established through a State Plan (or a Federal Plan if the state of Indiana were to not submit an approvable plan).

On June 17, 2025, EPA published a proposed rule to repeal the 2024 Carbon Pollution Standards for new and existing EGUs in addition to 2015 GHG NSPS for certain new EGUs. In this proposed rule, the EPA also offered an alternative proposal to repeal a narrower set of GHG requirements which would include the repeal of requirements for existing EGUs and requirements based on carbon capture and sequestration for new EGUs.

On September 17, 2026, EPA published a final rule to repeal certain aspects of the 2024 Carbon Pollution Standards, in particular GHG emission guidelines for existing coal-fired steam generating units and existing natural gas-fired steam generating units. The September 17, 2026 final rule also repeals the 2024 Carbon Pollution Standards’ carbon capture and sequestration-based requirements for new base load combustion turbines. The September 17, 2026 final rule does not repeal the 2015 NSPS for certain new EGUs and certain other requirements of the 2024 Carbon Pollution Standards. Also on September 17, 2026, EPA issued a supplemental notice of proposed rulemaking that, if finalized, would repeal all federal GHG emissions standards (including the 2015 NSPS for certain new EGUs) under section 111 of the CAA based on EPA’s proposed best reading of the CAA. We are still reviewing these rules, and it is too early to determine any potential impact.

On August 1, 2025, EPA published a proposed rule to rescind the 2009 GHG endangerment finding which concluded that GHG endanger public health and welfare. On February 18, 2026, EPA published a final rule to rescind the 2009 GHG endangerment finding. On September 16, 2025, EPA published a proposed rule to remove certain GHG emissions reporting obligations from source categories, including electricity generation and electrical transmission and distribution equipment use.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of September 30, 2026, we had unrestricted cash and cash equivalents of $65.9 million and available borrowing capacity of $265 million under our unsecured revolving AES Indiana Credit Agreement. All of AES Indiana’s long-term borrowings must first be approved by the IURC and the aggregate amount of AES Indiana’s short-term indebtedness must be approved by the FERC. AES Indiana has approval from the FERC to borrow up to $1.25 billion of short-term indebtedness outstanding at any time through July 30, 2028. In September 2026, AES Indiana received an order from the IURC granting authority through December 31, 2029 to, among other things, issue up to $1.5 billion in aggregate principal amount of long-term debt, of which $1.4 billion remains available under the order as of September 30, 2026. This order also grants authority to have up to $1.25 billion of amounts outstanding under long-term credit agreements and liquidity facilities, of which $1.0 billion remains available under the order as of September 30, 2026. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt, AES Indiana has authority to issue up to $65 million of new preferred stock. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Net cash provided by operating activities	$750,479	$646,142	$104,337
Net cash used in investing activities	(759,019)	(650,383)	(108,636)
Net cash provided by financing activities	4,624	49,774	(45,150)
Net change in cash, cash equivalents and restricted cash	(3,916)	45,533	(49,449)
Cash, cash equivalents and restricted cash at beginning of period	69,839	26,652	43,187
Cash, cash equivalents and restricted cash at end of period	$65,923	$72,185	$(6,262)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Net income	$125,997	$90,325	$35,672
Depreciation and amortization	284,271	271,313	12,958
Deferred income taxes and investment tax credit adjustments - net	82,287	51,847	30,440
Tax credit transfer proceeds allocated to noncontrolling interest	189,625	133,010	56,615
Other adjustments to net income	(2,868)	780	(3,648)
Net income, adjusted for non-cash items	679,312	547,275	132,037
Net change in operating assets and liabilities(1)	71,167	98,867	(27,700)
Net cash provided by operating activities	$750,479	$646,142	$104,337

(1) Refer to the table below for explanations of the variance in operating assets and liabilities.

The net change in operating assets and liabilities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was driven by changes in the following (in thousands):

Decrease from current and non-current regulatory assets and liabilities primarily due to higher collections of regulatory assets in the prior year	(34,934)
Increase from other tax payable driven by higher property tax accruals recognized during the year and the timing of related payments	12,826
Other	(5,592)
Net change in operating assets and liabilities	$(27,700)

Investing Activities

Net cash used in investing activities increased $108.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, which was primarily driven by (in thousands):

Increase in cash outflows for capital expenditures, net of contributions in aid of construction, primarily driven by higher growth capital expenditures related to the Petersburg Units 3 and 4 conversion project, partially offset by lower expenditures on renewable projects	$(130,825)
Increase in cash outflows for cost of removal payments	(53,946)
Increase due to lower cash outflows following the acquisition completed in 2025	77,640
Other	(1,505)
Net change in investing activities	$(108,636)

Financing Activities

Net cash provided by financing activities decreased $45.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, which was primarily driven by (in thousands):

Increase primarily due to lower net repayments under the AES Indiana Credit Agreement and lower repayments of short-term borrowings	$710,000
Decrease due to lower shareholder contributions received in the current year	(323,500)
Decrease due to lower net borrowings of long-term debt in the current year	(310,000)
Decrease primarily due to higher distributions to noncontrolling interests in the current year, driven by tax credit transfers	(62,423)
Decrease due to higher distributions to shareholders in the current year	(34,046)
Decrease due to lower sales to noncontrolling interests in the current year	(30,409)
Other	5,228
Net change in financing activities	$(45,150)

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

We had the following amounts available under the revolving AES Indiana Credit Agreement:

$ in millions	Type	Maturity	Commitment	Amounts available at September 30, 2026
AES Indiana	Revolving	March 2030	$500.0	$265.0

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2026 through 2028 (including amounts already expended in the first nine months of 2026) is currently estimated to cost approximately $4.2 billion (excluding environmental compliance), and includes estimates as follows (amounts in millions):

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and La Caisse. During the nine months ended September 30, 2026 and 2025, IPALCO paid $233.1 million and $199.0 million, respectively, in distributions to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from AES Indiana. Dividends from AES Indiana are affected by AES Indiana’s actual results of operations, financial condition, cash flows, capital requirements, regulatory and legal considerations, and such other factors as AES Indiana’s Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of IPALCO are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1, “Overview and Summary of Significant Accounting Policies” of this report and in IPALCO’s 2025 Form 10-K. The Company’s critical accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2025 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in IPALCO’s 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2026, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

For more background on the proposed AES Merger, see Note 1, “Overview and Summary of Significant Accounting Policies - Proposed AES Merger.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 23, 2026, the Boards of Directors (the “Boards”) of IPALCO Enterprises, Inc. and Indianapolis Power & Light Company, doing business as AES Indiana (the “Companies”), subsidiaries of The AES Corporation (“AES”), dismissed Ernst & Young LLP (“EY”) as the Companies’ independent registered public accounting firm, due to the fact that EY will no longer be considered independent with respect to AES and its subsidiaries under the rules of the Securities and Exchange Commission (the “SEC”) after the closing of the announced Agreement and Plan of Merger (the “Merger Agreement”), by and among AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into AES (the “Merger”), with AES continuing as the surviving corporation in the Merger. Parent is jointly controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. The dismissal was effective upon the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

The audit reports of EY on the Companies’ consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2025 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2024 and 2025, and the subsequent interim period through the date of the Current Report on Form 8-K filed with the SEC on July 27, 2026 (the “Current Report”), there were no (i) disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) between the Companies and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of the disagreement in connection with its report on the consolidated financial statements of the Companies for the applicable year, or (ii) reportable events (within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions under the Exchange Act). The Companies provided EY with a copy of the disclosures in the Current Report and requested that EY provide the Companies with a letter addressed to the SEC stating whether EY agrees with the statements made by the Companies therein. A copy of EY’s letter, dated July 27, 2026, is filed as Exhibit 16.1 to the Current Report.

Following consideration of multiple accounting firms, on July 23, 2026, the Boards engaged KPMG LLP (“KPMG”) as the independent registered public accounting firm for the Companies for the fiscal year ending December 31, 2026, effective with EY’s dismissal upon the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

As part of the request for proposal process by which KPMG was selected, KPMG and AES identified that, during the year ending December 31, 2026 (the “Audit Period”), various member firms within the KPMG International network (“KPMG Member Firms”) provided tax advisory support, payroll processing, employment legal advice, and financial model review services to certain subsidiaries of AES. Each of these services contains one or more components of work performed during the Audit Period that render them to be impermissible services (“Impermissible Services”) pursuant to SEC Regulation S-X Rule 2-01 and therefore impact KPMG’s independence with respect to AES and the Companies. Prior to the appointment of KPMG as the independent registered public accounting firm for the Companies, all Impermissible Services have either been completed or terminated.

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

KPMG considered whether the matters noted above impacted its objectivity and ability to exercise impartial judgment with regard to its engagement as the Companies' independent registered public accounting firm and has concluded that KPMG’s objectivity and ability to exercise impartial judgment have not been impaired. After taking into consideration the facts and circumstances of the above matters and KPMG’s determination, AES and the Boards also concluded that KPMG’s objectivity and ability to exercise impartial judgment have not been impaired.

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

Date:	November 3, 2026	/s/ Sherry Kohan
Sherry Kohan
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2026	/s/ Robert Osborn
Robert Osborn
Controller
(Principal Accounting Officer)